Form 10-Q
period 1995-12-31
SECURITY CAPITAL CORP/DE/
filed 1996-02-14
CIK 314340

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1995.

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to
        _________.


                                     1-7921
                            (Commission file number)


                          SECURITY CAPITAL CORPORATION

             (Exact name of registrant as specified in its charter)


           DELAWARE                                       13-3003070
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
incorporation or organization)


              1111 NORTH LOOP WEST, SUITE 400, HOUSTON, TEXAS 77008 (Address of principal executive offices, including zip code)


                                 (713) 880-7100
              (Registrant's telephone number, including area code)


                                      N.A.
                 (Former address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of February 10, 1996, there were 32,482,034 outstanding shares of Class A Common Stock, par value $ .01, and 3,238 outstanding shares of Common Stock, par value $ .01, of the registrant.

                       Consolidated Statements of Income
                 Security Capital Corporation and Subsidiaries
                                  (Unaudited)
                                                           For the Three Months
                                                             Ended December 31,
                                                        ------------------------
                                                          1995           1994
                                                         --------      --------
                                (Dollars in thousands, except per share amounts)
OPERATING REVENUES
Operating income ...................................     $   --        $   --
                                                         --------      --------
Total operating revenues ...........................     $   --        $   --
                                                         --------      --------
OPERATING EXPENSES
Other general and administrative ...................     $     72      $     77
                                                         --------      --------
Total operating expenses ...........................     $     72      $     77
                                                         --------      --------
Operating loss .....................................     $    (72)     $    (77)
                                                         --------      --------
OTHER INCOME(EXPENSES)
Loss from joint enterprise .........................     $    (90)     $   (138)
Interest income ....................................          158           114
Other income .......................................           16          --
                                                         --------      --------
Total other income .................................     $     84      $    (24)
                                                         --------      --------
Income (loss) before provision for Federal
income taxes .......................................     $     12      $   (101)
Provision for Federal income taxes .................         --            --
                                                         --------      --------
Net income (loss) ..................................     $     12      $   (101)
Less preferred stock dividends .....................         (113)         (113)
                                                         --------      --------
Net loss applicable to common stockholders .........     $   (101)     $   (214)
                                                         --------      --------
Earnings (loss) per common share ...................     $   --        $   (.01)
                                                         --------      --------
Weighted average shares outstanding ................       32,485        32,485
                                                         --------      --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 Security Capital Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                                      December 31, September 30,
                                                         1995        1995
                                                      --------     --------
                                                     (Unaudited)  (Audited)
                                                      --------     --------
                                        (Dollars in Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents .........................    $  9,827     $  9,794
Account receivable - joint enterprise .............          13           63
Other current assets ..............................          67          117
                                                       --------     --------
Total current assets ..............................       9,907        9,974

Property and equipment (net of accumulated
      depreciation of $354 and $353) ..............          13           14
Licenses and other assets (net of accumulated
      amortization of $289 and $289) ..............         285          285
Investment in and advances to joint enterprise ....         462          653
                                                       --------     --------
Total Assets ......................................    $ 10,667     $ 10,926
                                                       --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued interest payable and other liabilities ....    $    193     $    464
Accounts payable - FGS ............................         166          166
                                                       --------     --------
Total current liabilities .........................         359          630

Total Liabilities .................................    $    359     $    630
                                                       --------     --------
Commitments and Contingencies .....................    $   --       $   --
                                                       --------     --------
Class A preferred stock (redeemable), $.01
    par value, 50,000 shares authorized, 30,000
   shares issued (including dividends in arrears
   of $1,088 and $975) ............................    $  4,088     $  3,975
                                                       --------     --------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 7,500 shares
   authorized; 4,512 shares issued ................    $   --       $   --
Class A common stock, $.01 par value,
   60,000,000 shares authorized; 35,029,368
   shares issued ..................................         350          350
Preferred stock, $.01 par value, 2,500,000
    shares authorized, none issued ................        --           --
Additional paid-in capital ........................      62,238       62,238
Accumulated deficit ...............................     (51,153)     (51,052)
Less: Treasury stock, at cost, 2,548,608 shares ...      (5,215)      (5,215)
                                                       --------     --------
Total Stockholders' Equity ........................    $  6,220     $  6,321
                                                       --------     --------
Total Liabilities and Stockholders' Equity ........    $ 10,667     $ 10,926
                                                       --------     --------
The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Security Capital Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                           For the Three Months
                                                                   Ended
                                                                 December 31,
                                                             -------     -------
                                                               1995       1994
                                                             -------     -------
                                                          (Dollars in Thousands)
Cash flows from operating activities:
Net income (loss) ......................................    $    12     $  (101)
     Adjustments to reconcile income (loss) to net
        cash used by operating activities:
        Depreciation and amortization of property and
        equipment, and amortization of
        deferred items .................................          1           8
        Net change in receivables and other assets .....        291         197
        Net change in payables .........................       (271)        (35)
                                                             -------     -------
Net cash provided (used) by operating activities .......         33          69
                                                            -------     -------
Cash flows from financing activities ...................       --          --
                                                            -------     -------
Net cash provided (used) by financing activities .......       --          --
                                                            -------     -------
Net increase in cash and cash equivalents ..............         33          69
Cash and cash equivalents, beginning of period .........      9,794       9,381
                                                            -------     -------
Cash and cash equivalents, end of period ...............    $ 9,827     $ 9,450
                                                            -------     -------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Security Capital Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  ACCOUNTING AND FINANCIAL REPORTING POLICIES

The accompanying consolidated financial statements include the accounts of Security Capital Corporation and all of its subsidiaries engaged in continuing operations ("Security Capital" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation . The condensed consolidated financial statements included herein have been prepared by Security Capital, in accordance with the rules and regulations of the Securities and Exchange Commission, without audit.

Security Capital's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods, consisting only of normal recurring items, considered necessary for a fair presentation of the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Security Capital believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the latest Annual Report of Security Capital on Form 10-K.

Prior period financial statements are presented for comparative purposes.

(2)  FEDERAL INCOME TAXES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" during fiscal year 1994. SFAS No. 109 requires the Company to compute deferred income taxes based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The adoption had no effect on financial position or results of operations because of a 100% valuation allowance applied against the deferred tax assets.

The tax effects of the items comprising the Company's net deferred tax asset at September 30, 1995 in the Company's statement of financial position are as follows:
                                               September 30, 1995
Deferred tax assets:                              (In thousands)
     Operating loss carryforwards..............  $     12,635
     Partnership income........................          (139)
                                                    ----------
                                                       12,496
     100%  Valuation allowance.................       (12,496)

Net deferred tax  asset........................  $        -0-
                                                    ==========

The Company continued to provide a 100% valuation allowance on all net deferred tax assets at September 30, 1995. In addition, the net deferred tax asset at December 31, 1995 has not changed materially since September 30, 1995.

Security Capital files a consolidated Federal income tax return with its subsidiaries. At September 30, 1995, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $18.6 million, the expiration dates of which are as follows:

      September 30,                  Amount
                                 (In thousands)
           1997                 $     1,776
           2000                       2,304
           2001                       1,330
           2002                       3,555
           2003                       1,052
           2004                       4,974
           2005                       2,430
           2007                         398
           2008                         162
           2009                         581
                                 ----------
                                 $   18,562
                                 ==========

In addition, in connection with the disposition of a former subsidiary of the Company, the Company incurred a tax loss amounting to approximately $26 million. The Company believes that a substantial portion of this loss is an ordinary loss for Federal income tax purposes which may be carried forward to 2004, although there can be no assurance that this position would prevail, if challenged. The Company's Federal income tax returns have been examined by the Internal Revenue Service (the "IRS") through fiscal year 1986 and the above loss carryforwards, including the loss on disposition of the aforementioned subsidiary, remain subject to review by the IRS.

(3)  EARNINGS PER SHARE  FISCAL YEAR 1995 AND FISCAL YEAR 1994

Earnings per common and common equivalent share amounts are based on the weighted average number of shares of Common Stock and Class A Common Stock outstanding and the dilutive effect, if any, of outstanding stock options. The sum of Common Stock and Class A Common Stock is used because the two classes are identical except for certain transfer restrictions imposed on the Class A Common Stock. The assumed conversion of these options was anti-dilutive for all periods presented, and are thus excluded from the primary and fully diluted earnings per share calculations.

The weighted average number of shares outstanding used in the computation of primary and fully diluted earnings per share is as follows (in thousands):

                          FISCAL YEAR 1996               FISCAL YEAR 1995
                             3 MONTHS                        3 MONTHS
                             --------                        --------
Primary                       32,485                          32,485

Fully diluted                 32,485                          32,485

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Security Capital reported net income of $12,000 for the three month period ended December 31, 1995 as compared to a net loss of $101,000 for the same period of the prior fiscal year. The Company reported $0 earnings per common share (after accrual for Class A Preferred Stock dividends) for the three month period ended December 31, 1995 as compared to a net loss per share of $.01 for the same period of the prior fiscal year.

The Company had no significant operating revenues for the current or prior fiscal periods, due to the formation, effective as of January 1, 1993, of Bowen, Miclette, Descant & Britt, ("BMD&B"), an independent insurance agency. BMD&B is a partnership consisting of Foster Insurance Services, Inc., the Company's insurance agency affiliate, and Bowen, Miclette & Descant, Inc., an unaffiliated independent insurance agency. The Company's percentage of BMD&B's net revenues and expenses is included under the caption "Loss from Joint Enterprise". The loss amounted to $90,000 for the three month period ended December 31, 1995. This compares to a loss of $138,000 for the same period of the prior fiscal year. The Company's share of partnership income and losses was 50% during calendar year 1995. The Company's share of such income or losses will remain at 50% for every year thereafter. Interest income increased by $44,000 to $158,000 for the quarter ended Decmber 31, 1995 as compared to $114,000 for the same prior year fiscal quarter. This increase in interest income is primarily due to the receipt of a deposit, with accrued interest, of $42,986 from the County of San Diego which included interest of $26,666 and principal of $16,320.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $33,000 to $9,827,000 at December 31, 1995 as compared to $9,794,000 at September 30, 1995. The slight increase during the quarter can be attributed to the receipt of a deposit and interest thereon for a real estate project for the county of San Diego, in the amount of $42,986. The Company's consolidated working capital at December 31, 1995 increased by $204,000 to $9,548,000 from $9,344,000 at September 30, 1995. This increase in working capital is primarily due to the receipt of advances due from BMDB which were classified on the Company's balance sheet as noncurrent assets and repaid to the Company during the current quarter. These funds were used to pay New York City taxes accrued at September 30, 1995 in the amount of $155,396.

The Company's working capital and operating expenditure requirements have been funded by excess cash at the holding company level and from dividends from the Company's insurance agency operations, the proceeds of the Rights Offering and the sale of $3,000,000 of Class A Preferred Stock in July 1993. The holding company's expenses consist of management fees of $37,500 payable to CP, Inc. and legal, accounting and other holding company expenses of approximately $200,000. It is anticipated that the Company will receive less income from its insurance agency operations due to an increase anticipated during fiscal year 1996 in the bonus percentage due officers from 25% to 50% pursuant to the terms of the Agency Agreement. The Company believes that with the receipt of the proceeds from the Rights Offering and the funds expected to be generated from the Company's insurance agency affiliate, there will be sufficient cash on hand to meet the Company's working capital and operating expenditure requirements during fiscal year 1996 and to compete seriously for acquisition opportunities.

                                       7
PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

             None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         (a) None

         (b) The Company's Class A Preferred Stock bears a dividend of 15% per annum payable. Upon redemption or the liquidation of the Company, dividends on Preferred Stock are payable only out of cumulative net income since January, 1990. (At a redemption date or upon the liquidation of the Company, accumulated but unpaid dividends are payable in full regardless of earnings since January 1, 1990.) Therefore, since there has been a cumulative net loss since January 1, 1990 of $1,529,000 preferred stock dividends of $1,087,500 accrued from July 30, 1993 to December 31, 1995 were in arrears at December 31, 1995.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS:         None

         (b) REPORTS ON FORM 8-K: The Company did not file any reports on Form 8-K during the fiscal quarter for which this report is submitted.

                                       8

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SECURITY CAPITAL CORPORATION



Date: February 13, 1996                        By:  A. GEORGE GEBAUER
                                                    A. George Gebauer, President



Date: February  13, 1996                       By: LARRY M. KARREN
                                                   Larry M. Karren, Treasurer
                                                   (Principal Financial Officer)
                                       9