Form 10-Q
period 1996-03-31
SECURITY CAPITAL CORP/DE/
filed 1996-05-09
CIK 314340

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1996.

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of May 7, 1996, there were 4,060,254 outstanding shares of Class A Common Stock, par value $
 .01, and 404 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Income

                                                     For the Three Months           For the Six Months
                                                            Ended                         Ended
                                                          March 31,                     March 31,
                                                   ---------------------------   ---------------------------
                                                       1996           1995           1996           1995
                                                   ------------   ------------   -------------  ------------
                                                              (Dollars in Thousands, except per
                                                                       share amounts)
OPERATING REVENUES
Other                                              $         -    $         1    $          -   $         1

Total operating revenues                           $         -    $         1    $          -   $         1
                                                   ------------   ------------   -------------  ------------
OPERATING EXPENSES
Compensation                                       $        53    $        41    $         53   $        41
Other general and administrative                           157            134             229           211
                                                   ------------   ------------   -------------  ------------
Total operating expenses                           $       210    $       175    $        282   $       252
                                                   ------------   ------------   -------------  ------------
Operating loss                                     $      (210)   $      (174)   $       (282)  $      (251)
                                                   ------------   ------------   -------------  ------------
OTHER INCOME(EXPENSES)
Income from joint enterprise                       $       329    $       319    $        239   $       181
Interest income                                            126            132             284           246
Other income                                                 4              -              20             -
                                                   ------------   ------------   -------------  ------------
Total other income                                 $       459    $       451    $        543   $       427
                                                   ------------   ------------   -------------  ------------
Income before provision for Federal income
taxes and extraordinary item                       $       249    $       277    $        261   $       176
Provision for Federal income taxes                           -              -               -             -
                                                   ------------   ------------   -------------  ------------
Net income                                         $       249    $       277    $        261   $       176
Less preferred stock dividends                            (112)          (112)           (225)         (225)
                                                   ------------   ------------   -------------  ------------
Net income (loss) applicable to common
stockholders                                       $       137    $       165    $         36   $       (49)
                                                   ------------   ------------   -------------  ------------
Net income (loss) per common share:                $       .03    $      .04*    $        .01   $      (.01)*
                                                   ------------   ------------   -------------  ------------
Weighted average shares outstanding                      4,061         4,061*           4,061         4,061*
                                                   ------------   ------------   -------------  ------------

- ------------
*Restated for one-for-eight reverse stock split. The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                 March 31,                 September 30,
                                                                   1996                        1995
                                                           --------------------        --------------------
                                                               (Unaudited)                   (Audited)
                                                               (Dollars in Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents                             $                  9,949      $                9,794
Account receivable - joint enterprise                                       13                          63
Other current assets                                                        66                         117
                                                           --------------------        --------------------
Total current assets                                                    10,028                       9,974

Property and equipment (net of accumulated
      depreciation of $180 and $353)                                        11                          14
Licenses and other assets (net of accumulated
      amortization of $289 and $289)                                       285                         285
Investment in and advances to joint enterprise                             762                         653
Total Assets                                          $                 11,086      $               10,926
                                                           --------------------        --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued interest payable and other liabilities        $                    363      $                  464
Accounts payable - FGS                                                     166                         166
                                                           --------------------        --------------------
Total current liabilities                                                  529                         630
                                                           --------------------        --------------------
Total Liabilities                                     $                    529      $                  630
Commitments and Contingencies                         $                      -      $                    -
                                                           --------------------        --------------------
Class A preferred stock (redeemable), $.01
    par value, 50,000 shares authorized, 30,000
   shares issued (including dividends in arrears
   of $1,200 and $975)                                $                  4,200      $                3,975
                                                           --------------------        --------------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 7,500 shares
   authorized; 564* shares issued                     $                      -      $                    -
Class A common stock, $.01 par value,
   10,000,000 shares authorized; 4,378,671*
   shares issued                                                           350                         350
Preferred stock, $.01 par value, 2,500,000
    shares authorized, none issued                                           -                           -
Additional paid-in capital                                              62,238                      62,238
Accumulated deficit                                                    (51,016)                    (51,052)
Less: Treasury stock, at cost, 318,576* shares                          (5,215)                     (5,215)
Total Stockholders' Equity                            $                  6,357      $                6,321
                                                           --------------------        --------------------
Total Liabilities and Stockholders' Equity            $                 11,086      $               10,926
                                                           --------------------        --------------------

- ------------
*Restated for one-for-eight reverse stock split.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                           For the Six Months
                                                                                 Ended
                                                                                March 31
                                                                     -----------------------------
                                                                         1996             1995
                                                                     ------------     ------------
(Dollars in Thousands) Cash flows from operating activities:
Net income (loss)                                                    $       261      $       176
     Adjustments to reconcile income (loss) to net
        cash used by operating activities:
        Depreciation and amortization of property and
        equipment, and amortization of
        deferred items                                                         3               13
        Net change in receivables and other assets                            (8)            (141)
        Net change in payables                                              (101)              42

Net cash provided (used) by operating activities                             155               90

Cash flows from financing activities                                           -                -

Net cash provided (used) by financing activities                               -                -

Net increase in cash and cash equivalents                                    155               90

Cash and cash equivalents, beginning of period                             9,794            9,381

Cash and cash equivalents, end of period                             $     9,949      $     9,471
                                                                     ------------     ------------

- ------------
The accompanying notes to consolidated financial statements are an integral part of these statements.

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

The tax effects of the items comprising the Company's net deferred tax asset at September 30, 1995 in the Company's statement of financial position are as follows:

                                                         September 30, 1995
  Deferred tax assets:                                       (In thousands)
       Operating loss carryforwards                $                 12,635
       Partnership income                                              (139)
                                                      ----------------------
                                                                     12,496

       100%  Valuation allowance                                    (12,496)

  Net deferred tax  asset                          $                    -0-
                                                      ======================


The Company continued to provide a 100% valuation allowance on all net deferred tax assets at September 30, 1995. In addition, the net deferred tax asset at March 31, 1996 has not changed materially since September 30, 1995.

Security Capital files a consolidated Federal income tax return with its subsidiaries. At September 30, 1995, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $18.6 million, the expiration dates of which are as follows:

       September 30,                                               Amount
       -------------                                               ------
                                                              (In thousands)

           1997                                                 $  1,776
           2000                                                    2,304
           2001                                                    1,330
           2002                                                    3,555
           2003                                                    1,052
           2004                                                    4,974
           2005                                                    2,430
           2007                                                      398
           2008                                                      162
           2009                                                      581
                                                                  ------
                                                                $ 18,562

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

(3)  Earnings Per Share  Fiscal Year 1996 and Fiscal Year 1995

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

On March 20, 1996, the stockholders of the Company approved a proposal to amend the Restated Certificate of Incorporation of the Company to effect a one-for-eight reverse split of the Class A Common Stock and of the Common Stock. All references to the number of Common and Class A Common shares and per share data in the financial statements have been restated to reflect the reverse stock split.

The weighted average number of shares outstanding after the reverse stock split used in the computation of primary and fully diluted earnings per share is as follows (in thousands):

                         Fiscal Year 1996                  Fiscal Year 1995
                    6 MONTHS         3 MONTHS         6 MONTHS          3 MONTHS
                    --------         --------         --------          --------

Primary              4,061            4,061             4,061*            4,061*

Fully diluted        4,061            4,061             4,061*            4,061*
- ------------
 *Restated for one-for-eight reverse stock split.

(4)  Subsequent Event

On April 23, 1996, the Company announced that it had received a commitment from a bank to finance the purchase of a private company with revenues of approximately $20,000,000. The closing is expected to occur during May 1996, but is subject to a number of conditions, including the completion and execution of a definitive purchase agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- All reference to earnings per common share for periods ending on December 31, 1995 or prior have been restated for the one-for-eight stock split.

Security Capital reported net income of $249,000 and $261,000 for the three and six month periods ended March 31, 1996. This compares to net income of $277,000 and $176,000 for the same three and six month periods of the prior fiscal year. The Company reported earnings per common share (after accrual for Class A Preferred Stock dividends) of $.03 and $.01 for the three and six month periods ended March 31, 1996 as compared to net income per share of $.04 and a net loss per share of $.01 for the three and six month periods of the prior fiscal year.

         The Company had no significant operating revenues for the current or prior fiscal periods, due to the formation, effective as of January 1, 1993, of Bowen, Miclette, Descant & Britt, ("BMD&B"), an independent insurance agency. BMD&B is a partnership consisting of Foster Insurance Services, Inc., the Company's insurance agency affiliate, and Bowen, Miclette & Descant, Inc., an unaffiliated independent insurance agency. The Company's percentage of BMD&B's net revenues and expenses is included under the caption "Income from Joint Enterprise". The income amounted to $329,000 and $239,000 for the three and six month periods ended March 31, 1996. This compares to income of $319,000 and $181,000 for the same periods of the prior fiscal year. The Company's share of partnership income and losses was 50% during calendar year 1995. The Company's share of such income or losses will remain at 50% for every year thereafter. Interest income increased by $38,000 to $284,000 for the six month period ended March 31, 1996 as compared to $246,000 for the same period of the prior fiscal year. This increase in interest income was primarily due to the receipt of a deposit, with accrued interest, of $42,986 from the County of San Diego, which included interest of $26,666 and principal of $16,320.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $155,000 to $9,949,000 at March 31, 1996 as compared to $9,794,000 at September 30, 1995. The increase in cash and cash equivalents was attributable to (1) the receipt of a deposit and interest thereon for a real estate project for the county of San Diego in the amount of $42,986, and (2) interest income received from the investment of the Company's funds. The Company's consolidated working capital at March 31, 1996 increased by $155,000 to $9,499,000 from $9,344,000 at September 30, 1995. This increase in working capital was primarily due to the receipt of funds due the Company from its partnership interest in BMDB.

On March 20, 1996, the stockholders of the Company authorized a one-for-eight reverse split of the Company's Common and Class A Common Stock which had the effect of decreasing the number of issued shares from 35,033,880 to approximately 4,379,235. The Company's Class A Common Stock, which is traded on the Pacific Stock Exchange, Inc. (the "PSE"), was trading below the minimum Tier II requirement of $1.00 per share for the continued listing of the Class A Common Stock on the PSE. The PSE had given the Company until April 2, 1996 to meet such $1.00 per share requirement or else the Class A Common Stock would be delisted from the PSE. The principal purpose of the reverse split was to bring the Company and the Class A Common Stock into compliance with their requirements.

On April 23, 1996, the Company announced that it had received a commitment from a bank to finance the purchase of a private company with revenues of approximately $20,000,000. The closing is expected to occur during May 1996, but is subject to a number of conditions, including the completion and execution of a definitive purchase agreement.

The Company's working capital and operating expenditure requirements have been funded by excess cash at the holding company level and from dividends from the Company's insurance agency operations, the proceeds of a rights offering in June 1994 and the sale of $3,000,000 of Class A Preferred Stock in July 1993. The holding company's expenses consist of management fees of $37,500 payable to CP, Inc. and legal, accounting and other holding company expenses of approximately $200,000. It is anticipated that the Company will receive less income from its insurance agency operations due to an increase anticipated during fiscal year 1996 in the bonus percentage due officers from 25% to 50% pursuant to the terms of the Agency Agreement. The Company believes that with the receipt of the proceeds from the Rights Offering and the funds expected to be generated from the Company's insurance agency affiliate, there will be sufficient cash on hand to meet the Company's working capital and operating expenditure requirements during fiscal year 1996 and to compete for acquisition opportunities.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         (a) None

         (b) The Company's Class A Preferred Stock bears a dividend of 15% per annum payable. Upon redemption or the liquidation of the Company, dividends on Preferred Stock are payable only out of cumulative net income since January, 1990. (At a redemption date or upon the liquidation of the Company, accumulated but unpaid dividends are payable in full regardless of earnings since January 1, 1990.) Therefore, since there has been a cumulative net loss since January 1, 1990 of $1,280,000, preferred stock dividends of $1,200,000 accrued from July 30, 1993 to March 31, 1996 were in arrears at March 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Company held its 1994 Annual Meeting of Stockholders (the "Annual Meeting") on March 20, 1996.

           (b) The following directors were elected at the Annual Meeting and are the only directors whose terms of office as directors continued after the Annual Meeting: William T. Bozarth, Brian
                 D. Fitzgerald, A. George Gebauer and Thomas J. Gochberg.

           (c) Set forth below is a description of the matters voted upon at the Annual Meeting, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, with a separate tabulation as to each nominee for election as a director:

                 1. Election of four directors, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

                                                                        BROKER-
       Nominees                  VOTES FOR       VOTES WITHHELD        NON-VOTES
       --------                  ---------       --------------        ---------
  William T. Bozarth             30,048,971         141,080                0
  Brian D. Fitzgerald            30,053,079         136,972                0
  A. George Gebauer              30,053,079         136,972                0
  Thomas J. Gochberg             30,041,389         148,662                0

                 2. Proposal to amend the Restated Certificate of Incorporation of the Company to effect a one-for-eight reverse split of the Class A Common Stock and the Common Stock.

                                                                        BROKER-
   VOTES FOR            VOTES AGAINST           ABSTENTIONS            NON-VOTES
   ---------            -------------           -----------            ---------
  30,084,365               68,904                 22,882                 13,900

                 3. Proposal to amend the Restated Certificate of Incorporation of the Company to decrease the number of authorized shares of Class A Common Stock, par value $.01 per share, of the Company from 60,000,000 shares to 10,000,000 shares.

                                                                        BROKER-
  VOTES FOR            VOTES AGAINST           ABSTENTIONS             NON-VOTES
  ---------            -------------           -----------             ---------
  30,093,418               57,557                 25,176                 13,900

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

                                          SECURITY CAPITAL CORPORATION


Date: May 8, 1996                         By:  A. GEORGE GEBAUER
                                               --------------------------------
                                               A. George Gebauer, President


Date: May 8, 1996                         By: LARRY M. KARREN
                                              ---------------------------------
                                              Larry M. Karren, Treasurer
                                              (Principal Financial Officer)