Form 10-Q
period 1996-06-30
SECURITY CAPITAL CORP/DE/
filed 1996-08-14
CIK 314340

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1996.

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of August 14, 1996, there were 4,059,391 outstanding shares of Class A Common Stock, par value $ .01, and 393 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Income

                                                 For the Three Months   For the Nine Months
                                                        Ended                   Ended
                                                       June 30,                June 30,
- --------------------------------------------------------------------------------------------
                                                    1996       1995         1996      1995
- --------------------------------------------------------------------------------------------
                                                     (Dollars in thousands, except per
                                                              share amounts)
Product sales ..................................   $ 1,453    $  --       $ 1,453    $  --
                                                   -------    -------     -------    -------
Cost of goods sold .............................       668       --           668       --
                                                   -------    -------     -------    -------
Gross profit ...................................   $   785    $  --       $   785    $  --
                                                   -------    -------     -------    -------
Selling, general and administrative ............     1,307        334       1,589        585
                                                   -------    -------     -------    -------
Operating loss .................................   $  (522)   $  (334)    $  (804)   $  (585)
                                                   -------    -------     -------    -------
OTHER INCOME
Income from joint enterprise ...................   $   114    $    85     $   353    $   266
Interest income ................................       104        135         388        381
Other income ...................................      --         --            20       --
                                                   -------    -------     -------    -------
Total other income .............................   $   218    $   220     $   761    $   647
                                                   -------    -------     -------    -------
Minority interest share of net loss ............        32       --            32       --
                                                   -------    -------     -------    -------
Income(loss) before provision for
    Federal income tax .........................   $  (272)   $  (114)    $   (11)   $    62
Provision for Federal income taxes .............      --         --          --         --
                                                   -------    -------     -------    -------
Net income(loss) ...............................   $  (272)   $  (114)    $   (11)   $    62

Less preferred stock dividends .................      (113)      (113)       (338)      (338)
                                                   -------    -------     -------    -------
Net loss applicable to common
stockholders ...................................   $  (385)   $  (227)    $  (349)   $  (276)
                                                   -------    -------     -------    -------
Net loss per common share: .....................   $  (.09)   $  (.06)    $  (.09)   $  (.07)
                                                   -------    -------     -------    -------
Weighted average shares outstanding ............     4,060      4,060*      4,060      4,060*
                                                   -------    -------     -------    -------

*Restated for one-for-eight reverse stock split
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets
- --------------------------------------------------------------------------------
                                                         June 30,  September 30,
                                                           1996        1995
- --------------------------------------------------------------------------------
                                                        (Unaudited)   (Audited)
- --------------------------------------------------------------------------------
                                                         (Dollars in thousands,
                                                           except par value)
ASSETS
Current assets:
Cash and cash equivalents ............................    $  7,827     $  9,794
Account receivable ...................................       3,685         --
Inventory ............................................       5,143         --
Other current assets .................................         427          180
                                                          --------     --------
Total current assets .................................      17,082        9,974

Property and equipment (net of accumulated
      depreciation of $187 and $353) .................       1,107           14
Goodwill .............................................       8,245         --
Deferred financing fees ..............................         484
Investment in and advances to joint enterprise .......         705          653
Licenses and other assets ............................         417          285
                                                          ========     ========
Total Assets .........................................    $ 28,040     $ 10,926
                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable .........................................    $  4,823     $   --
Current portion of long-term debt ....................         750         --
Accounts payable .....................................          72         --
Accounts payable - FGS & designee ....................         166          166
Accrued expenses and other liabilities ...............         716          464
                                                          --------     --------
Total current liabilities ............................       6,527          630

Long-term debt, less current portion .................       8,072         --
Subordinated debt ....................................       2,460         --
Minority interest ....................................         696         --
                                                          ========     ========
Total Liabilities ....................................    $ 17,755     $    630
                                                          ========     ========
Commitments and Contingencies ........................    $   --       $   --
                                                          ========     ========
Class A preferred stock (redeemable), $.01
    par value, 50,000 shares authorized, 30,000
   shares issued (including dividends in arrears
   of $1,313 and $975) ...............................    $  4,313     $  3,975
                                                          ========     ========
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 7,500 shares
   authorized; 552* shares issued ....................    $   --       $   --
Class A common stock, $.01 par value,
   10,000,000 shares authorized; 4,377,807*
   shares issued .....................................         350          350
Preferred stock, $.01 par value, 2,500,000
    shares authorized, none issued ...................        --           --
Additional paid-in capital ...........................      62,238       62,238
Accumulated deficit ..................................     (51,401)     (51,052)
Less: Treasury stock, at cost, 318,575* shares .......      (5,215)      (5,215)
                                                          ========     ========
Total Stockholders' Equity ...........................    $  5,972     $  6,321
                                                          ========     ========
Total Liabilities and Stockholders' Equity ...........    $ 28,040     $ 10,926
                                                          ========     ========

*Restated for one-for-eight reverse stock split

The accompanying notes to consolidated financial statements are an integral part of these statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

- -----------------------------------------------------------------------------------------------------
                                                                                 For the Nine Months
                                                                                        Ended
                                                                                       June 30,
- -----------------------------------------------------------------------------------------------------
                                                                                     1996      1995
- -----------------------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
Cash flows from operating activities:
Net income (loss) ..............................................................   $   (11)   $    62
     Adjustments to reconcile income (loss) to net
        cash used by operating activities:
        Depreciation and amortization of property and
        equipment, and amortization of
        deferred items .........................................................       100         17
        Net change in operating assets and liabilities
        (excluding purchased operating assets and
         assumed liabilities of Possible Dreams, Ltd. ..........................
          and Columbia National Corporation)
          Accounts receivable ..................................................      (860)      --
          Inventories ..........................................................     (1181)      --
          Other assets .........................................................        57        (73)
          Accounts payable .....................................................      (279)      --
          Accrued interest and other liabilities ...............................         5        289
                                                                                   -------    -------
          Minority interest in net earnings of subsidiary ......................       (32)      --
                                                                                   -------    -------
Net cash from (used for)  operating activities .................................     (2201)       295
                                                                                   -------    -------
Cash flow from (used for) investing activities
Additions to property and equipment ............................................        (3)      --
Purchase assets of Possible
Dreams, Ltd. and Columbia National Corporation .................................    (1,936)      --
(Net of cash acquired of $764)
                                                                                  -------    -------
Cash flow from (used for) investing activities .................................    (1,939)      --
                                                                                   -------    -------
Net cash from (used for) financing activities

Proceeds from short-term bank borrowing ........................................     2,173       --
                                                                                   -------    -------
Cash flow from (used for)  financing activities ................................     2,173       --
                                                                                   -------    -------
Net increase(decrease) in cash and cash equivalents ............................    (1,967)       295

Cash and cash equivalents, beginning of period .................................     9,794      9,381
                                                                                   -------    -------
Cash and cash equivalents, end of period .......................................   $ 7,827    $ 9,676
                                                                                   -------    -------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Security Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
- --------------------------------------------------------------------------------
(1)  Accounting and Financial Reporting Policies
- --------------------------------------------------------------------------------

The accompanying consolidated financial statements include the accounts of Security Capital Corporation and all of its subsidiaries engaged in continuing operations ("Security Capital" or the "Company"). The Company's subsidiaries include Possible Dreams, Ltd., a Delaware corporation, which acquired substantially all the assets and assumed certain liabilities of Possible Dreams, Ltd. and Columbia National Corporation, both Massachusetts corporations, on May 17, 1996. (See Note 4) All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein have been prepared by Security Capital, in accordance with the rules and regulations of the Securities and Exchange Commission, without audit.

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

- --------------------------------------------------------------------------------
(2)  Federal Income Taxes
- --------------------------------------------------------------------------------

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

The tax effects of the items comprising the Company's net deferred tax asset at September 30, 1995 in the Company's statement of financial position are as follows:

                                                     September 30, 1995
             Deferred tax assets:                      (In thousands)
                  Operating loss carryforwards           $    12,635
                  Partnership income                            (139)
                                                         -----------
                                                              12,496
                  100%  Valuation allowance                  (12,496)

             Net deferred tax  asset                     $      -0-
                                                         ===========

The Company continued to provide a 100% valuation allowance on all net deferred tax assets at September 30, 1995. In addition, the net deferred tax asset at June 30, 1996 has not changed materially since September 30, 1995.

Security Capital files a consolidated Federal income tax return with its subsidiaries. At September 30, 1995, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $18.6 million, the expiration dates of which are as follows:

- --------------------------------------------------------------------
    September 30,                                           Amount
- --------------------------------------------------------------------
                                                       (In thousands)
         1997                                            $   1,776
         2000                                                2,304
         2001                                                1,330
         2002                                                3,555
         2003                                                1,052
         2004                                                4,974
         2005                                                2,430
         2007                                                  398
         2008                                                  162
         2009                                                  581
- --------------------------------------------------------------------
                                                         $  18,562
- --------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
(3)  Earnings Per Share  Fiscal Year 1996 and Fiscal Year 1995
- --------------------------------------------------------------------------------

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

The weighted average number of shares outstanding after the reverse stock split used in the computation of primary and fully diluted earnings per share is as follows (in thousands):

                                      Fiscal Year 1996       Fiscal Year 1995
                                    9 months    3 months   9 months     3 months
                                     -----       -----       -----        -----
Primary ......................       4,060       4,060       4,060*       4,060*

Fully diluted ................       4,060       4,060       4,060*       4,060*

 *Restated for one-for-eight reverse stock split.

- --------------------------------------------------------------------------------
(4)  Asset Purchase of Possible Dreams, Ltd. and Columbia National Corporation
- --------------------------------------------------------------------------------

On May 17, 1996, Possible Dreams, Ltd. ("Possible Dreams") , a Delaware corporation, and a subsidiary of P.D. Holdings, Inc. ("Holdings"), a Delaware corporation and a subsidiary of Security Capital Corporation, acquired substantially all of the assets and assumed certain liabilities of Possible Dreams Ltd., and Columbia National Corporation, (collectively, the "Sellers"), both Massachusetts corporations. The Sellers were engaged in the business of designing, importing, warehousing and distributing collectible Christmas figurines and ornaments and, to a lesser extent, religious statues. The consideration paid to the Sellers and the transaction fees and expenses incurred as of the closing date aggregated $17,598,149. This amount consists of the following:

Cash paid to Sellers .....................................           $ 9,878,195
Refinanced Bank Debt .....................................             4,035,649
Notes Issued to Sellers ..................................             2,460,000
Transaction Fees and expenses ............................               744,069
Assumption of accounts
payable and accrued liabilities ..........................               480,236
                                                                     -----------
Total ....................................................           $17,598,149

The assets purchased consisted of the assets used by the Sellers in the conduct of their business, including cash, accounts receivable, inventories, prepaid expenses, real estate, furniture, fixtures, computers, and intellectual property rights and other intangibles. Of the cash paid to the Sellers, $2,700,000 was provided by the Company, $300,000 was provided from the proceeds of Class A Common Stock of Holdings purchased by an executive officer of the Sellers, and the balance was borrowed pursuant to a credit agreement with Nationscredit Commercial Corporation ("Nationscredit").

The credit agreement provides various credit facilities to Possible Dreams to partially finance the acquisition, refinance existing bank debt of the Sellers, provide for seasonal working capital and letter of credit requirements and to pay transaction expenses. The facilities consist of a revolving credit facility and $9,250,000 in amortizing term debt maturing from five to seven years from the closing date. The facilities are secured by all of the acquired assets as well as by a pledge to the Lenders under such credit agreement of the capital stock of Possible Dreams owned by Holdings. Nationcredit was issued a warrant excercisable for 12.5% of the Class B Common Stock, on a fully diluted basis, of Possible Dreams in connection with the financing. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Possible Dreams.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- All reference to earnings per common share for periods ending on December 31, 1995 or prior have been restated for the one-for-eight stock split.

Security Capital reported a net loss of $272,000 and $11,000 for the three and nine month periods ended June 30, 1996. This compares to a net loss of $114,000 and net income of $62,000 for the same three and nine month periods of the prior fiscal year. The Company reported a net loss per common share (after accrual for Class A Preferred Stock dividends) of $.09 and $.09 for the three and nine month periods ended June 30, 1996 as compared to a net loss per share of $.06 and $.07 for the same three and nine month periods of the prior fiscal year.

On May 17, 1996, Possible Dreams, Ltd., a Delaware corporation and a subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd., and Columbia National Corporation, both Massachusetts corporations for $17,598,149. The Sellers were engaged in the business of designing, importing, warehousing and distributing collectible Christmas figurines and ornaments and, to a lesser extent, religious statues. Operating revenues of the Company increased to $1,453,000 and gross profit increased to $785,000 for the third fiscal quarter, due to the addition of Possible Dreams to the Company's consolidated financial statements. Selling, general and administrative expense, which increased by $973,000 for the quarter to $1,307,000, was also, impacted by this event. The Company, however, sustained an operating loss for the current quarter of $522,000 as compared to $334,000 for the same prior fiscal year quarter. The quarter reflects the seasonal nature of Possible Dream's business, which is typically strongest in the first and fourth fiscal quarters.

The Company's percentage of Bowen, Miclette, Descant & Britt ("BMD&B") net revenues and expenses is included under the caption "Income from Joint Enterprise". The income amounted to $114,000 and $353,000 for the three and nine month periods ended June 30, 1996. This compares to income of $85,000 and $266,000 for the same periods of the prior fiscal year. BMD&B's income was up due to increased commercial and group commissions during the year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1,967,000 to $7,827,000 at June 30, 1996 as compared to $9,794,000 at September 30, 1995. The decrease in cash and cash equivalents was primarily attributable to the $2,700,000 payment made to the Sellers. The Company's consolidated working capital at June 30, 1996, however, increased by $1,211,000 to $10,555,000 from $9,344,000 at September 30, 1995.
This increase in working capital was due to the impact of the new credit agreement negotiated with Nationscredit.

 One of the executive officers of the Sellers purchased $300,000 of Class A Common Stock of Holdings as part of the purchase agreement. The remaining amount due the Sellers was borrowed pursuant to the credit agreement with Nationscredit. The credit agreement provides various credit facilities to Possible Dreams to partially finance the acquisition, refinance existing bank debt of the Sellers, provide for seasonal working capital and letter of credit requirements and to pay transaction expenses. The facilities consist of a revolving credit facility and $9,250,000 in amortizing term debt maturing from five to seven years from the closing date. The facilities are secured by all of the acquired assets as well as by a pledge to the Lenders under such credit agreement of the capital stock of Possible Dreams owned by Holdings. Nationcredit was issued a warrant excercisable for 12.5% of the Class B Common Stock, on a fully diluted basis, of Possible Dreams in connection with the financing. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Possible Dreams.

On March 20, 1996, the stockholders of the Company authorized a one-for-eight reverse split of the Company's Common Stock and Class A Common Stock, which had the effect of decreasing the number of issued shares from 35,033,880 to approximately 4,378,359. The Company's Class A Common Stock, which is traded on the Pacific Stock Exchange, Inc. (the "PSE"), was trading below the minimum Tier II requirement of $1.00 per share for the continued listing of the Class A Common Stock on the PSE. The PSE had given the Company until April 2, 1996 to meet such $1.00 per share requirement or else the Class

A Common Stock would be delisted from the PSE. The principal purpose of the reverse split was to bring the Company and the Class A Common Stock into compliance with these requirements.

The Company's working capital and operating expenditure requirements, prior to the addition of Possible Dreams, had been funded by excess cash at the holding company level and from dividends from the Company's insurance agency operations, the proceeds of a rights offering in June 1994 and the sale of $3,000,000 of Class A Preferred Stock in July 1993. The Company will probably receive less income from its insurance agency operations due to an increase during June 1996 in the bonus percentage due officers from 25% to 50% pursuant to the terms of the Agency Agreement. The Company believes that with the addition of Possible Dreams and the funds expected to be generated from the Company's insurance agency affiliate, there will be sufficient cash on hand to meet the Company's working capital and operating expenditure requirements during the next twelve months and to compete for other acquisition opportunities.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

                None

ITEM 3.        DEFAULT UPON SENIOR SECURITIES

        (a)    None

        (b) The Company's Class A Preferred Stock bears a dividend of 15% per annum payable. Upon redemption or the liquidation of the Company, dividends on Preferred Stock are payable only out of cumulative net income since January 1990. (At a redemption date or upon the liquidation of the Company, accumulated but unpaid dividends are payable in full regardless of earnings since January 1, 1990.) Therefore, since there has been a cumulative net loss since January 1, 1990 of $1,552,000, preferred stock dividends of $1,312,500 accrued from July 30, 1993 to June 30, 1996 were in arrears at June 30, 1996.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS:         None

        (b)
          DATE OF FILING    DATE OF EVENT REPORTED               ITEMS
          -------------------------------------------------------------------
          5-31-96               5-17-96                          Item 5
                                                              Other events

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SECURITY CAPITAL CORPORATION

Date: August 14 , 1996                  By: /s/ A. George Gebauer
                                            A. George Gebauer, President

Date: August 14 , 1996                  By: /s/ Larry M. Karren
                                            Larry M. Karren, Treasurer
                                            (Principal Financial and
                                             Accounting  Officer)