Form 10-K405
period 1996-09-30
SECURITY CAPITAL CORP/DE/
filed 1997-01-13
CIK 314340

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                           Commission File Number:  1-7921

                             SECURITY CAPITAL CORPORATION
            -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


           DELAWARE                                 13-3003070
--------------------------------       ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


                1111 NORTH LOOP WEST, SUITE 400, HOUSTON, TEXAS  77008
        ---------------------------------------------------------------------
                       (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (713) 880-7100
                                                    --------------
             Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
         Title of each class                      on which registered
         -------------------                     ---------------------

         Class A Common Stock,                        Pacific Stock Exchange
         $.01 par value


             Securities registered pursuant to Section 12(g) of the Act:

                                         None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X             No
                        ---                ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                         [X]

         As of December 13, 1996, 4,059,390 shares of the Registrant's voting stock were issued and outstanding, of which 2,835,432 shares were held by affiliates of the Registrant. The aggregate market value of the remaining 1,223,958 shares of voting stock held by non-affiliates (based upon the closing price of the Registrant's Class A Common Stock on December 13, 1996 of $2 3/4) was approximately $3,366,000.

                                  TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Item 1.  Business.............................................................1
Item 2.  Properties..........................................................10
Item 3.  Legal Proceedings...................................................10
Item 4.  Submission of Matters to a Vote of Security Holders.................11
Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.............................................................12
Item 6.  Selected Financial Data ........................................... 14
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................  15
Item 8.  Financial Statements and Supplementary Data ......................  17
Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...........................................18
Item 10. Directors and Executive Officers of the Registrant..................18
Item 11. Executive Compensation..............................................21
Item 12. Security Ownership of Certain Beneficial Owners and Management......23
Item 13. Certain Relationships and Related Transactions......................25
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....27




                                         (i)

                                        PART I

ITEM 1.  BUSINESS.
------   --------

GENERAL

    Security Capital Corporation (the "Company" or "Security Capital") is a holding company which was incorporated in Delaware in November 1979. Through its subsidiary, Possible Dreams, Ltd. ("Possible Dreams"), the Company engages in the design, importation and distribution of fine quality collectibles, other specialty seasonal giftware and religious giftware and statuary. Through its subsidiary, Security Capital Insurance Group, Inc. ("SCIGI"), the Company engages in insurance brokerage.

                                   POSSIBLE DREAMS

BACKGROUND

    On May 17, 1996, the Company, through its subsidiary, P.D. Holdings, Inc., a newly- formed Delaware corporation, and Possible Dreams, Ltd., a newly-formed Delaware corporation and a subsidiary of P.D. Holdings, Inc., acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd., a Massachusetts corporation established in 1988 and engaged in the design, importation and distribution of fine quality collectible and other speciality seasonal giftware, and Columbia National Corporation, a Massachusetts corporation established in 1957 and engaged in the design, importation and distribution of religious giftware and statuary. The assets purchased consisted of cash, accounts receivable, inventories, prepaid expenses, real estate, furniture, fixtures, computer and intellectual property rights and other intangibles. The consideration paid in connection with the acquisition aggregated $17,360,000. For additional information regarding the acquisition of such assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements of the Company.

OVERVIEW

    Possible Dreams is a leading designer, importer and distributor of fine quality collectibles and other specialty seasonal giftware. Possible Dreams is known for its hand-crafted collectible series of Clothtique-Registered Trademark- items. Possible Dreams' products include the Clothtique-Registered Trademark- Santa Collection, the American Artists Collection-Registered Trademark-, the Saturday Evening Post Covers of Norman Rockwell and J.C. Leyendecker-Registered Trademark-, Pepsi-Registered Trademark- products and a variety of Angels and ornaments. Other lines include Crinkle Claus-TM-, The Thickets At Sweetbriar-TM- and Floristine Angels-TM-. Possible Dreams distributes its products throughout the United States to approximately 15,000 independent gift retailers, as well as to department stores, mail order houses and large card and gift chains.

PRODUCTS

    Possible Dreams designs, imports and distributes more than 2,000 products. Possible Dreams' leading product line is Clothtique-Registered Trademark-. Blending stiffened cloth, porcelain and cold cast, the process was first utilized by Possible Dreams for a series of angels and Santas. Clothtique is now used in a variety of both holiday and year round collections. It has the ability to mimic the look and feel of real wardrobes.

    One of Possible Dreams' earliest Clothique collections is entitled the Santa Claus Collection-Registered Trademark-. This line is known for presenting a traditional Santa character yet contemporizing its appeal through style and theme. Many are now retired and have become more valuable as product availability decreases. A more recent entry, The Clothique Lifestyles Collection-Registered Trademark-, is designed to appeal to those looking for a way to pay tribute to postmen, policemen, firemen and other public servants.

    In 1989, Possible Dreams introduced its figurines based on the art of Norman Rockwell and J.C. Leyendecker. Each of such Clothtique pieces is taken from a classic Saturday Evening Post cover and licensed by CURTIS PUBLISHING COMPANY. 1/

     In addition, hundreds of original figurines, including approximately 165 Santas, have been created through the design talents of many artisans. The American Artist Collection-Registered Trademark- is an array of Clothtique Santas inspired by renderings from Tom Browning, Judi Vaillancourt, Mark Alvin, Mary Monteiro, Judity Ann Griffth, David Wenzel and other nationally recognized professionals.

     Possible Dreams also recently introduced a Clothique line based on classic cartoon characters. As licensee for Looney Tunes-Registered Trademark-, Warner Bros.-Registered Trademark-, Hanna-Barbera-Registered Trademark- and Garfield-Registered Trademark-, Possible Dreams has created Clothique characters such as Bugs Bunny, Sylvester & Tweety, Tom & Jerry and Garfield the Cat dressed in Santa Claus suits, as well as other inspired wardrobes.

     There are new introductions each year to the Possible Dreams product line, beyond those to Clothique. Crinkle Claus is a novel technique that lays a cold cast texture or wrinkly puckers and crannies over an array of Santa shapes and designs. The success of this product from the time of its introduction has led to the development and introduction of architectural pieces called Crinkle Village, Crinkle Cousins, Crinkle Angels and Limited Editions Crinkles. A Crinkle Claus Collectors Club also is now in the works. Other prominent lines include a romantic fantasy world of miniature animals called the Thickets At Sweetbriar-Registered Trademark- and Little Orphan Angels, along with the line's regular Musical Waterdomes, Stocking Holders and Glass Ornaments.

     Possible Dreams takes various steps to enhance the collectibility of its products. In particular, Possible Dreams limits the availability of certain styles and retires other styles that are still selling well. While these actions sometimes cause Possible Dreams to forego some sales, they

-------------------
1/   (c) 1989-1992 Curtis Publishing Co.

tend to provide recurring product demand, increase access to retailer shelf space and enhance the long-term value of Possible Dreams' products. Possible Dreams also attempts to improve collectibility by the regular introductions of product line extensions and new series additions.

     Possible Dreams further enhances collectibility and improves sales through the creation of Collector Clubs. These Clubs can stimulate interest in particular product lines, strengthen retail relationships and provide helpful consumer preference data. For example, in addition to the Crinkle Claus Collectors Club now being formed, the success of Possible Dreams' Santa line led to the establishment in 1992 of the Santa Claus Network, a Clothtique-Registered Trademark- Santa Collectors Club. This Club has approximately 15,000 members worldwide paying a $25 annual membership fee and receiving quarterly newsletters.

DESIGN AND PRODUCTION

     Possible Dreams' in-house creative team, together with outside artists, have frequently developed new products that have established trends within the giftware industry. The team regularly attends trade shows and seminars, and travels extensively throughout the world for ideas. All catalog design and preparation, excluding some photograph and printing, is done in-house.

     The design and manufacture of Possible Dreams' many product lines is a complex process. Once a product is conceived, it can take up to a year before it is introduced into the market. First, detailed and scaled drawings are made for each piece. A prototype is then produced and reviewed by creative directors and management. Samples of the various designs are then made by the manufacturer for review by Possible Dreams and, often, prospective buyers. Typically, only about 40% of new designs created each year will make it into production.

     Possible Dreams endeavors to use first-rate craftsmanship at affordable prices. This strategy limits the possible sources of manufacturers and, accordingly, helps to achieve more controlled growth of product lines. Possible Dreams has long-standing relationships with overseas manufacturers, which to date have helped account for reliable delivery of goods.

DISTRIBUTION AND SYSTEMS

     As noted above, Possible Dreams has a retail customer base of approximately 15,000 independent gift shops, department stores and mail order houses. Its products are primarily sold by approximately 14 sales groups with over 105 sales representatives operating out of 13 showrooms nationwide located in each of the major giftware markets in the United States.

     Possible Dreams also has a preferred dealer network consisting of some of its best retail customers. These customers agree to certain product display and other requirements. In return, they are entitled to sell certain limited pieces not available through non-network channels.

     Products sold by Possible Dreams in the United States are generally shipped by ocean freight from abroad and then by rail and/or common carrier to the company's warehouse and distribution center in Foxboro, Massachusetts.
Shipments from Possible Dreams to its customers are handled by United Parcel Service or commercial trucking lines.

     Possible Dreams utilizes computer systems and internally developed software to help maintain efficient order processing from the time a product enters the company's system through shipping and ultimate payment collection from its customers. Possible Dreams has developed software for the processing and shipment of orders from its warehouse and believes that this has played a significant role in allowing it to maintain customer satisfaction.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

     Possible Dreams has several federal trademark registrations and copyrights. In addition, Possible Dreams from time to time registers certain of its trademarks in foreign countries. The registrations for the trademarks are currently scheduled to expire or be canceled at various times between 1999 and 2005, but Possible Dreams believes that the marks can be maintained and renewed provided that they are still in use for the goods and services covered by such registrations.

EMPLOYEES

     Possible Dreams employed 94 people at September 30, 1996, 11 of whom were salaried employees, with the remainder being hourly employees. None of the employees is represented by a labor union, and Possible Dreams considers its relationship with employees to be satisfactory.

COMPETITION

     Possible Dreams competes with other producers of fine quality collectibles, specialty giftware and home decorative accessory products. The giftware industry is highly fragmented and competitive, with a substantial number of both large and small participants. Possible Dreams believes that the principal elements defining competitiveness are product design and quality, product brand name loyalty, product display and price. Although Possible Dreams believes it generally competes favorably with respect to these factors, some of Possible Dreams' competitors are larger than Possible Dreams and have greater financial resources and a wider range of products.

IMPORTS; MAJOR SUPPLIERS

     Possible Dreams does not own or operate any manufacturing facilities and, like most of its competitors, imports most of its products from the Pacific Rim, primarily mainland China and, to a lesser extent, Taiwan and the Philippines. Possible Dreams' ability to import products and thereby satisfy customer orders is affected by the availability of, and demand for, quality production capacity abroad. Possible Dreams competes with other importers of specialty giftware products for a limited number of foreign manufacturing sources that can produce detailed, high quality products at affordable prices. In addition, Possible Dreams' import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, regulatory changes, increases in transportation costs or delays, any significant fluctuation in the value of the United States dollar against foreign currencies and restrictions on the transfer of funds.

     Substantially all of Possible Dreams' products are subject to United States Customs Service duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on its products. The United States and the countries in which Possible Dreams' products are manufactured may, from time to time, impose new quotas, duties, tariffs or other charges or restrictions, or adjust presently prevailing quotas, duty, or tariff levels, which could adversely affect Possible Dreams' financial condition or results of operations or its ability to continue to import products at current or increased levels.

     From May 1, 1996 to September 30, 1996, Possible Dreams purchased approximately 50%, 36% and 10% of its supplies from, respectively, Folkcraft, Seagull Decor Co. and Novelty Trading. The loss of any of these suppliers could have an adverse effect on Possible Dreams' results of operations and financial condition.


                        SECURITY CAPITAL INSURANCE GROUP, INC.
                               AND ASSOCIATED ENTITIES

OVERVIEW

     Organized in November 1984, SCIGI owns all of the outstanding capital stock of Foster Insurance Managers, Inc. ("FIM"), a Texas managing general agency. As more fully described below, FIM is a party to an Agency and Management Services Agreement with Foster Insurance Services, Inc. ("FIS"), an insurance brokerage firm that is a Texas-licensed local recording agency. Pursuant to the Agency and Management Services Agreement, as compensation for providing management consulting services to FIS, FIM is entitled to a percentage of the net pre-tax income of FIS. See "-- Agency Agreement and Buy-Sell Agreement Among FIM, FIS and Edward G. Britt, Jr." FIS is primarily engaged in brokering property, liability, automobile, workers' compensation and life insurance and surety bonds.

     During fiscal year 1993, FIS entered into an interim agreement with Bowen, Miclette & Descant, Inc. ("BMD"), an unaffiliated independent insurance agency, to create a joint enterprise. The joint enterprise began doing business as a corporation under the name of Bowen, Miclette, Descant & Britt, Inc. ("BMD&B Inc.") on January 1, 1993. On that date, the Company began accounting for its investment in BMD&B Inc. on the equity method. On July 23, 1993, the Texas State Board of Insurance approved the application for an insurance license for FIS and BMD to form a general partnership. FIS and BMD began operating as a general partnership, effective

October 1, 1993, under the name of Bowen, Miclette, Descant & Britt (the "Partnership"). BMD&B Inc. provides support services to FIS and to the Partnership pursuant to separate agreements with each of such entities. See "--Management Services Agreement with BMD&B Inc." and "--Interim Agreement with BMD, Partnership Agreement with BMD and Partnership Services Agreement with BMD&B Inc."

INSURANCE AGENCY BUSINESS

     The partnership of FIS and BMD makes the combined entity, Bowen, Miclette, Descant & Britt, one of the largest independent insurance agents in Houston, Texas. The Partnership combines FIS's strength in sales with BMD's strength in service and administration and provides the combined entity with access to markets previously served by one, but not both, entities.

     The Partnership provides all forms of commercial and personal insurance. For commercial customers with highly specialized insurance needs, the Partnership provides risk management, loss control services, surety bonds, insurance consulting, claims analysis, client support during contract negotiations, group coverage and customized forms of umbrella protection. The Partnership also underwrites personal life, disability, homeowner's and automobile insurance.

     The Partnership offers clients national and international insurance underwriting capabilities through most major domestic insurance carriers in the "Standard" market, numerous other carriers in the "Excess" market and direct access to the London insurance market.

     The Partnership currently brokers property and casualty insurance policies with aggregate premiums totaling between $60 and $70 million.

COMPETITION

     The Partnership competes with other insurance brokerages, many of which have greater financial, marketing and other resources, offer more varied lines of policies and enjoy more significant economies of scale. Insurance brokerage firms compete principally with respect to premiums charged, the scope of policy coverage and the quality of service provided to clients.

AGENCY AGREEMENT AND BUY-SELL AGREEMENT AMONG FIM, FIS AND EDWARD G. BRITT, JR.

     Effective September 1, 1992, FIM entered into (i) an Agency and Management Services Agreement (as amended, the "Agency Agreement") with FIS which replaced a previous agreement with Stanley L. Spring, and (ii) a Buy-Sell Agreement (the "Buy-Sell Agreement") with FIS and Edward G. Britt, Jr. ("Britt"), the sole shareholder of FIS.

     Pursuant to the Agency Agreement, FIM appointed FIS as the local recording agent in Texas for FIM and related insurance companies and FIM agreed to provide management consultation services to FIS and to use its best efforts to maintain insurance markets for the placement of the insurance business produced by FIS. As compensation for its management consultation services, FIM was paid 100% of the net pre-tax income of FIS (after the accrual of up to 25% of the pre-tax income to FIS for the payment of bonuses to FIS's employees) until the earlier of (i) the payment to FIM of
(x) $1,000,000 (plus or minus the net pre-tax profits or losses of FIS from October 1, 1991 through the effective date of the Agency Agreement and less amounts paid to FIM as rental for certain office furniture), reduced by (y) an amount equal to two times any amount paid by FIS to FIM prior to September 30, 1995 from the proceeds of capital contributions by Britt (collectively, the "FIM Fee") and (ii) September 30, 1996. Thereafter, FIM will be paid a percentage of FIS's net pre-tax income based upon the amounts theretofore paid to FIM, as provided in the Agency Agreement, but in any event not less than 50% of such net pre-tax income (after the accrual of up to 25% of the pre-tax income to FIS for the payment of bonuses to FIS's employees). The $1,000,000 in pre-tax income level discussed above was reached during fiscal year 1996. The Agency Agreement has a term of 20 years, and will be automatically renewed for successive one year periods unless terminated by either party on 60 days' prior notice. The Agency Agreement will also terminate upon (i) the death or disability of Britt;
(ii) a sale of the stock of FIS by Britt or the termination of the Buy-Sell Agreement; (iii) the inability of FIM and FIS to resolve material disputes on or after September 30, 1994 upon notice of termination from either party; or (iv) notice from FIM following the suspension, cancellation or failure to renew any of the insurance licenses of FIS.

     Pursuant to the Buy-Sell Agreement, FIM received an option to purchase 50% of the stock of FIS at any time for $1,000. In addition, Britt received an option, exercisable at any time after the later of (i) September 30, 1994 and
(ii) the payment to FIM of $1,000,000 pursuant to the Agency Agreement, to sell to FIM, for $1,000, any shares of FIS then owned by him (the "Put Option"), and an additional option to repurchase such shares from FIM or to purchase all of the assets of FIS and to terminate the Agency Agreement for a purchase price equal to 50% of the then fair market value of FIS (which fair market value shall in any event not be less than $3,000,000) plus an amount equal to $1,000,000 less the amounts previously paid to FIM pursuant to the Agency Agreement. The Buy-Sell Agreement also provides that, upon the termination of the Agency Agreement due to the death or disability of Britt, FIS shall cause $500,000 to be paid to Britt's wife (or other beneficiary designated by Britt), and Britt's estate, heirs or guardian will transfer the shares of FIS to FIM. The Buy-Sell Agreement further requires Britt to make certain payments to FIM in the event that the Agency Agreement is terminated for any other reason. FIS has entered into a Stock Purchase Agreement with BMD&B Inc. which provides, in part, for the termination of the Buy-Sell Agreement and the purchase by BMD&B Inc. of all of the shares or assets of FIS upon the death or disability of Britt. See "-- Stock Purchase Agreement."

     On August 29, 1996, Britt exercised his put option pursuant to Section 2(a) of the Buy-Sell Agreement to require FIM to purchase all of the shares of FIS common stock held by Britt for the put option price of $1,000. By the same notice, Britt also exercised his option pursuant to Section 2(b) of the Buy-Sell Agreement to purchase all of the assets, liabilities and business of FIS at fifty percent (50%) of their Fair Market Value (as defined in the Buy-Sell Agreement). FIM and Britt are in the process of determining such Fair Market Value with the assistance of an independent third party appraiser. Upon the consummation of the purchases and sales described above, which are anticipated to occur in the first half of 1997, the Agency Agreement and the Buy-Sell Agreement will terminate and the Company no longer will have any interest in the insurance brokerage business currently operated through FIS.

PARTICIPATION AGREEMENT WITH LARRY M. KARREN

     Mr. Larry M. Karren ("Karren"), the Vice President and Treasurer of the Company, the Controller of FIS and the Vice President and Chief Financial Officer of FIM, has entered into an agreement (the "Participation Agreement") with Britt, FIS and FIM pursuant to which Karren is entitled to receive from FIS, after payment in full of the FIM Fee, a bonus payment equal to 10% of the net pre-tax income of FIS until (i) the exercise by Britt of the Put Option under the Buy-Sell Agreement or (ii) the sale of a majority of the stock or assets of FIS to a party other than Karren, FIS or FIM. As discussed above, Mr. Britt has exercised the Put Option. Accordingly, Karren will be entitled to purchase for nominal consideration approximately 10% of the stock of, or an interest in, FIS.

MANAGEMENT SERVICES AGREEMENT WITH BMD&B INC.

     FIS entered into a Management Services Agreement with BMD&B Inc., dated August 10, 1994 and effective January 1, 1993, pursuant to which BMD&B Inc. provided sales, administrative, management and other services to FIS on a cost plus basis. As of October 1, 1993, the arrangement with BMD&B Inc. described in this paragraph was superseded by the arrangements described below pursuant to which FIS and BMD agreed to conduct their combined insurance agency operations through the Partnership, which is jointly owned by them. While the Partnership arrangements provide for BMD&B Inc. to furnish certain services to the Partnership, the services to be provided by BMD&B Inc. have been limited as described below. See "-- Interim Agreement with BMD, Partnership Agreement with BMD and Partnership Services Agreement with BMD&B Inc."

INTERIM AGREEMENT WITH BMD, PARTNERSHIP AGREEMENT WITH BMD AND PARTNERSHIP SERVICES AGREEMENT WITH BMD&B INC.

     On October 30, 1992, FIS entered into an interim agreement (the "Interim Agreement") with BMD, an independent insurance agency, pursuant to which, among other things, FIS and BMD indicated their intent to participate in shared management services through a joint enterprise. The Interim Agreement was entered into so that an office lease could be executed for the joint enterprise.

     FIS then negotiated and executed a Partnership Agreement with BMD, dated June 15, 1994 and effective October 1, 1993 (the "Partnership Agreement"), pursuant to which each entity acquired 50% of the Partnership formed thereunder. Concurrently, FIS and BMD negotiated and executed a Personnel Services and Clarification Agreement with BMD&B Inc., dated June 15, 1994 and effective October 1, 1993, pursuant to which BMD&B Inc. provides sales, administrative, management and other support services to the Partnership on a cost plus basis (the "Partnership Services Agreement").

     As noted above, on July 23, 1993, the Texas State Board of Insurance approved the application of FIS and BMD to form a general partnership. Since October 1, 1993, many of the activities previously conducted by BMD&B Inc. for FIS have been conducted by the Partnership, and BMD&B Inc. has acted as agent for BMD, FIS and the Partnership for the following limited purposes: (i) to continue as lessee of the office facilities and equipment; (ii) to process specific insurance business which BMD, FIS and the Partnership decide to handle in BMD&B Inc.'s name; and (iii) to render personnel and employment services for BMD, FIS and the Partnership, including acting as common paymaster.

     The Partnership Agreement outlines the terms of the Partnership relating to capital contributions, distributions of Partnership interests and the rights and obligations of each partner. It also describes the terms in the event of dissolution, termination or liquidation of the Partnership. Each of BMD and FIS has a 50% interest in the Partnership. Partnership income, gains, credits, losses and deductions are allocated among the corporate partners for Federal income tax and accounting purposes in accordance with their Partnership interests, except for calendar years 1993 and 1994. For these calendar years, FIS's allocation was 46% and 48%, respectively, with the remainder allocated to BMD.

STOCK PURCHASE AGREEMENT

     FIS has entered into a Stock Purchase Agreement with BMD&B Inc. and certain other parties, effective as of the 1st day of January, 1993, which provides for the termination of the Partnership Services Agreement and the Buy-Sell Agreement and the purchase by BMD&B Inc. of all of the shares or assets of FIS upon the death of Britt. The Stock Purchase Agreement also provides for BMD&B Inc. to make a payment to FIS in consideration of the termination of the Partnership Services Agreement and the Buy-Sell Agreement upon Britt's death. Such payment will be funded from the proceeds of one or more life insurance policies to be acquired by BMD&B Inc. on Britt's life. The amount of such payment will equal
(i) 50% of the fair market value of FIS as of the date of Britt's death, plus
(ii) $1,000,000, plus (iii) FIS's net pre-tax losses, if any, for the period October 1, 1991 to September 1, 1992, less (iv) FIS's net pre-tax income, if any, for the period from October 1, 1992 to September 1, 1993, less (v) payments previously made by FIS to FIM.

ADVISORY SERVICES AGREEMENT

     On April 27, 1990, effective as of January 26, 1990, the Company entered into an Advisory Services Agreement (the "Advisory Agreement") with Capital Partners, Inc. ("CP Inc."), an entity controlled by Brian D. Fitzgerald, the Chairman of the Board of the Company, and for which A. George Gebauer, the President and Secretary of the Company, serves as an officer. Pursuant to the Advisory Agreement, CP Inc. provides certain advisory services in the areas of investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. See "Item 13. Certain Relationships and Related Transactions."

EMPLOYEES

     As described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," effective January 1, 1993, all employees of FIS and BMD were transferred to BMD&B Inc. BMD&B Inc. employed approximately 115 full-time employees and one part-time employee at September 30, 1996. The Company estimates that 58 of the full-time and the only part-time employee were engaged in activities relating to the insurance operations of FIM and FIS at September 30, 1996. The Company considers relations with such employees to be satisfactory. None of these employees is represented by any union or other collective bargaining agreement.

ITEM 2.   PROPERTIES.
------    -----------

     Possible Dreams owns a 55,000 square feet building in Foxboro, Massachusetts where it maintains all its distribution, sales and administrative facilities. Possible Dreams currently utilizes approximately 48,000 square feet as distribution space and approximately 7,000 square feet as sales and administrative offices. Substantially all of the properties and other assets of Possible Dreams are pledged to Possible Dreams' principal lender as security for a line of credit and related loans.

     The Company also leases 33,478 square feet of office space in Houston, Texas for its insurance brokerage business.

     The Company believes its owned and leased space is adequate for its current needs. For further information regarding the Company's properties, see Note 5 of Notes to Financial Statements of the Partnership.

ITEM 3.   LEGAL PROCEEDINGS.
------    -----------------

     On May 4, 1992, the Company received a notice from the State of New York that the Company owed $244,116 in additional withholding taxes, interest and penalties for calendar year 1984. The Company has submitted information to the State of New York and is awaiting a reply. At this time, although the Company is unable to determine the amount, if any, which may eventually be owed to the State of New York, the Company believes its previously filed returns are correct and that no additional amounts are owed to the state.

     By notice received January 3, 1994, the Company's insurance agency affiliate, FIS, was sued in the 281st Judicial District Court of Harris County, Texas by Quality Oilfield Products, Inc. for damages of at least $2,000,000 plus attorneys' fees, plus potentially treble damages, for alleged failure to provide a policy of insurance for compensation for future losses related to business interruption. FIS turned the claim into its Errors & Omissions Insurance carrier to handle the litigation and to respond to the lawsuit. FIS' Errors and Omissions carrier has responded to the lawsuit, and both parties are in the discovery phase of the suit. Although there can be no assurance, the Company does not believe that FIS will incur any material loss with respect to this matter in excess of insurance coverage.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------    ---------------------------------------------------

     Not applicable.

                                       PART II
                                       -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          -----------------------------------------------------------------
          MATTERS.
          -------

     The Class A Common Stock of Security Capital is traded on the Pacific Stock Exchange (the "PSE"). The following table states the high and low sales prices for the Class A Common Stock on the PSE for the quarterly periods indicated:


                                    Fiscal 1995        Fiscal 1996
                                    Price Range*       Price Range*
Quarter                           High      Low       High      Low
First--ended December 31st        $2 1/2    $1        $2 1/4    $1 1/4
Second--ended March 31st          $2 1/2    $1 1/2    $1 3/4    $1 1/4
Third--ended June 30th            $1 3/4    $1 1/2    $1 15/16  $1 9/16
Fourth--ended September 30th      $3        $1 1/4    $3 3/8    $2
-----------------

* Stock prices prior to March 27, 1996 have been adjusted retroactively for the one-to-eight Reverse Split described below.


     As of December 13, 1996, there were approximately 2,311 stockholders of record of the Class A Common Stock and 4,059,015 shares of outstanding, and 13 stockholders of record of the Common Stock and 375 shares outstanding. On such date, the closing price of the Class A Common Stock on the PSE was $2 3/4. There is no public trading market for the Common Stock.

     In early 1996, the Company's Class A Common Stock was trading below the minimum price maintenance requirement of the PSE. As a result, a reverse split (the "Reverse Split") of the Class A Common Stock and of the Common Stock was authorized by the Board of Directors of the Company, approved by the stockholders of the Company on March 20, 1996 and became effective on March 27, 1996. As a result of the Reverse Split, each share of Class A Common Stock and of Common Stock outstanding as of the close of business on March 27, 1996 was converted into one-eighth of a share of either Class A Common Stock or Common Stock, as the case may be.

     The Company's tangible net worth is currently only slightly above the $2 million minimum required by the PSE. If the Company effects another acquisition, it is likely that goodwill (which is not counted by the PSE as an asset for purposes of calculating tangible net worth) will be recorded in connection with such acquisition and will result in the Company's failure to meet such tangible net worth requirement. This could result in the delisting of the Class A Common Stock from the PSE.

     Security Capital has not paid any dividends since the first quarter of fiscal year 1987.

ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------


The following table sets forth certain selected consolidated financial data for the Company. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.


---------------------------------------------------------------------------------------------------------
Year ended September 30,             1996               1995          1994           1993            1992
---------------------------------------------------------------------------------------------------------
                                                          (In thousands, except per share amounts)
Total assets                    $   34,502       $   10,926     $   10,362      $   3,734      $   2,976

Long-term debt                  $   11,710       $        -     $        -      $       -      $     203

Class A preferred stock
(redeemable)(including
dividends in arrears of
$1,425, $975, $525, and $75)    $    4,425       $    3,975     $    3,525      $   3,075      $       -

Total stockholders' equity      $    6,884       $    6,321     $    6,694      $     309      $     504

Operating revenues              $    9,854       $        -     $        -      $     842      $   2,473

Income from joint enterprise    $      362       $      415     $      282      $     197      $       -

Income (loss) from continuing
operations before
extraordinary item              $    1,013       $      244     $      (69)     $     (91)     $    (421)

Net income (loss)               $    1,013       $      244     $      (91)     $     (91)     $    (421)
Less preferred stock dividends        (450)            (450)          (450)           (75)             -
                                     -----            -----           -----          ----           ----
Net income(loss) applicable to
common stockholders             $      563       $     (206)    $     (519)     $    (166)     $    (421)

Earnings (loss) per common share:

Earnings (loss) from
continuing operations before
extraordinary items             $      .14       $    *(.05)    $    *(.24)     $   *(.14)     $   *(.35)

Earnings (loss) per common
share                           $      .14       $    *(.05)    $    *(.24)     $   *(.14)     $   *(.35)

Dividends per share
of common stock                 $        -       $        -     $               $       -      $       -

---------------------------------------------------------------------------------------------------------

* For the fiscal years presented, earnings(loss) per share has been restated for the one for eight reverse stock split effected in March 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS.
        --------------------------

RESULTS OF OPERATIONS
---------------------

Security Capital reported net income of $1,013,000 for fiscal year 1996 as compared to net income of $244,000 and a net loss of $69,000 for fiscal years 1995 and 1994, respectively. The net earnings per common share (after accrual for Class A Preferred Stock dividends) were $.14 for fiscal year 1996 as compared to a net loss per common share (after accrual for Class A Preferred Stock dividends) of $.05 and $.24 for fiscal years 1995 and 1994, respectively.

On May 17, 1996, Possible Dreams, Ltd, a Delaware corporation ("Possible Dreams"), acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd. and Columbia National Corporation both Massachusetts corporations (collectively, the "Sellers"), for consideration of approximately $17.4 million. The assets purchased from the Sellers consisted of the assets used in the conduct of their business. These assets included cash, accounts receivable, inventories, prepaid expenses, real estate, furniture, fixtures, computers, and intellectual property rights and other intangibles. See
Note 2 of Notes to Consolidated Financial Statements of the Company.

The Company's product sales and gross profit increased to $9,854,000 and $5,090,000, respectively, due to the acquisition of Possible Dreams. Possible Dreams' sales figures reflect the five month period from May 1, 1996 to the end of the fiscal year. Possible Dreams' business is very seasonal in nature because its main products are Christmas related. Therefore, demand for Possible Dreams' products and the company's best sales activity and gross margins are in the last two calendar quarters of any year. Selling, general and administrative expense increased to $4,086,000 for fiscal year 1996 as compared to $695,000 for fiscal year 1995. This increase can be attributed to the addition of five months of Possible Dreams' selling, general and administrative expenses to the Company's results. The Company incurred interest expense of $731,000, primarily due to debt incurred to acquire Possible Dreams and due to increased borrowings by Possible Dreams during its busiest seasonal period. Interest income during the current fiscal year decreased by $53,000 to $362,000, primarily due to the reduction in cash related to the payment of $2,700,000 to the Sellers in connection with the acquisition of Possible Dreams.

The Company's percentage of Bowen, Miclette, Descant & Britt's (the "Partnership's") net revenue and expenses are classified on the Company's income statement under the caption "Income from joint enterprise" and amounted to $362,000 and $415,000 for fiscal years 1996 and 1995. The Company's percentage interest in the net revenues and expenses of the Partnership was 48% for calendar year 1994 and has increased to 50% for every calendar year thereafter. Income from joint enterprise was down $53,000, primarily due to a change in the bonus percentage due certain officers of the Partnership, from 25% to 50%, pursuant to the terms of the Agency Agreement. On August 29, 1996, an officer of the Partnership exercised the put option in the Buy-Sell Agreement to purchase all of the assets, liabilities and business of Foster Insurance Services, Inc.("FIS"), the 50% corporate partner of the Partnership. The purchase price for FIS will be determined by an independent third party appraiser. It is anticipated that the sale of the Company's interest in FIS will be completed during the first half of 1997. Management expects a gain to be recorded in connection with the purchase of FIS by Britt. However, at this time management cannot estimate the gain to be recorded.

Interest income was $513,000 for fiscal year 1995 as compared to $153,000 for fiscal year 1994. This increase in interest income can be attributed to the increase in funds invested by the Company due to the receipt of $6,904,000 from a rights offering effected during the latter part of fiscal year 1994. Selling, general and administrative expenses increased $173,000 to $695,000 for fiscal year 1995 as compared to $522,000 for fiscal year 1994, primarily due to the Company reserving $205,849 for New York State and City tax assessments. The Company paid $155,396 of the above reserve on November 2, 1995 to the City of New York for calendar years 1986 and 1987, which closed out the remaining tax years that the Company was subject to audit with respect to its former New York operations.

SEASONALITY
-----------

Possible Dreams experiences a significant seasonal pattern in its working capital requirements and operating results. Possible Dreams has historically received orders representing approximately 50% of its annual bookings during the first quarter for each of the last three calendar years. It ships product throughout the year, with a majority of the shipping occurring in the third and fourth calendar quarters of each year. Possible Dreams hires temporary employees during its third and fourth calendar quarters to accomodate peak shipping periods. Possible Dreams offers extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, Possible Dreams has had greater working capital needs in its second and third calendar quarters and has experienced greater cash availability in its fourth calendar quarter. As a result of this sales pattern, Possible Dreams typically records a substantial portion of its revenues in its third and fourth calendar quarters and expects this seasonal pattern to continue for the foreseeable future. Possible Dreams has historically financed its operations through internally generated cash flow and short term seasonal borrowings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents decreased by $1,088,000 to $8,706,000 at September 30, 1996, primarily due to the cost of the Possible Dreams acquisition. Of the cash paid to the Sellers, $2,700,000 was provided by the Company, $300,000 was provided from the proceeds of Class A Common Stock of P.D. Holdings, Inc.("Holdings"),the holding company for Possible Dreams, purchased by an executive officer of the Sellers, and the balance was borrowed pursuant to a credit agreement. In connection with the closing of the acquisition, the lenders provided various credit facilities to Possible Dreams to partially finance the acquisition, refinance existing bank debt of the Sellers, provide for seasonal working capital and letter of credit requirements and to pay transaction expenses. The credit facilities consist of a revolving credit facility for short-term working capital and seasonal fluctuations of Possible Dreams' business and $9,250,000 in amortizing term debt maturing from five to seven years from the closing date. The credit facilities are secured by all of the acquired assets, as well as a pledge to the lenders of the capital stock of Possible Dreams owned by Holdings. In connection with the credit facility, the lenders were issued warrants exercisable for 12.5% of the Class B Common Stock, on a fully diluted basis, of Possible Dreams. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Possible Dreams. The warrants have certain restrictions on transfer, registration, put and call rights.

In addition, the Company entered into a Consolidated Income Tax Sharing Agreement (the "Tax Sharing Agreement") with Possible Dreams and Holdings whereby Possible Dreams will calculate and pay to the Company the amount of its income tax liability as if Possible Dreams was not part of a consolidated group. The excess of the payment made by Possible Dreams to the Company over the Company's tax liability will accrue to the Company subject to certain rights of the lenders. The lenders required the Company to set aside in a separate account such excess amounts paid by Possible Dreams to the Company during the first three years of the Tax Sharing Agreement and to pledge the Company's rights in such account to the lenders as additional collateral for the loans to Possible Dreams.

The Company's consolidated working capital at September 30, 1996 increased by $2,437,000 to $11,781,000 from $9,344,000 at September 30, 1995. The main reason for the increase in working capital can be attributed to the impact of the new credit agreement with the lenders, as part of the acquisition of Possible Dreams, on the Company's financial statements. The Company expects no major increase in capital expenditures during fiscal year 1997. The Company believes that with the addition of Possible Dreams, the proceeds from the sale of the Company's insurance agency affiliate, FIS, and from cash and cash equivalents at September 30, 1996, there will be sufficient cash on hand to meet the Company's working capital and operating expenditure requirements during fiscal year 1997 and to compete for other acquisition opportunities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        --------------------------------------------

FINANCIAL STATEMENTS
--------------------

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                     -------------------------------------------


SECURITY CAPITAL CORPORATION
----------------------------


Independent Auditors' Report. . . .. . . . . . . . . . . . . . . . .. .    F-1

Consolidated Financial Statements

          Consolidated Statements of Income--For the Years Ended
          September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . .    F-2

          Consolidated Balance Sheets -- As of
          September 30, 1996 and 1995. . .  . . . . . . . . . . . . . .    F-3

          Consolidated Statements of Cash Flows--For the Years Ended
          September 30, 1996, 1995 and 1994  . . . . . . . . . . .  . .    F-4

          Consolidated Statements of Stockholders' Equity--For the Years
          Ended September 30, 1996, 1995 and 1994 . . . . . . . . . . .    F-5

          Notes to Consolidated Financial Statements . . .. . . . . . .    F-6

Supplementary Financial Information

          See Note 9 to Consolidated Financial Statements under this Item 8.

BOWEN, MICLETTE, DESCANT & BRITT
--------------------------------

Independent Auditors' Report . . . . . . . . . . .  . . . . . . . . . .    F-16

Financial Statements

          Statements of Income--For the Years Ended September 30, 1996,
          1995 and 1994. . . . . .  . . . . . . . . . . . . . . . . . .    F-17

          Balance Sheets--As of September 30, 1996 and 1995. . .  . . .    F-18

          Statements of Cash Flows--For the Years Ended
          September 30, 1996, 1995 and 1994. . . . . . . . . . . . . . .   F-19

          Statement of  Partners' Equity --For the Years Ended
          September 30, 1996, 1995 and 1994. . . . . . . . . . . . . . .   F-20

          Notes to Financial Statements  . . . . . . . . . . . . . . . .   F-21

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Security Capital Corporation
Houston, Texas 77008

We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries (the "Company") as of September 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Security Capital Corporation and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Houston,  Texas
December 6, 1996

Consolidated Statements of Income
Security Capital Corporation and Subsidiaries
---------------------------------------------------------------------------
Year Ended September 30,                    1996       1995          1994
---------------------------------------------------------------------------
                    (In thousands, except share and per share amounts)

Product sales                            $   9,854    $      -     $      -

Cost of goods sold                           4,764           -            -
---------------------------------------------------------------------------
Gross profit                             $   5,090    $            $      -
---------------------------------------------------------------------------

Selling, general and administrative          4,086         695          522

---------------------------------------------------------------------------
Operating income(loss)                   $   1,004    $  (695)     $  (522)
---------------------------------------------------------------------------

Other income/expense
--------------------
Income from joint enterprise             $     362    $    415     $    282
Interest income                                483         513          153
Interest expense                             (731)           -            -
Other income                                    82          11           18

---------------------------------------------------------------------------
Total other income                       $     196    $    939     $    453
---------------------------------------------------------------------------

Minority interest share of net income        (129)           -            -
---------------------------------------------------------------------------
Income(loss) before provision for
     income tax                          $   1,071    $    244     $   (69)
Provision for income taxes                      58           -            -

---------------------------------------------------------------------------
Net income(loss)                         $   1,013    $    244     $   (69)


Less preferred stock dividends               (450)       (450)        (450)
---------------------------------------------------------------------------

Net income(loss) applicable to common
stockholders                             $     563    $  (206)     $  (519)
---------------------------------------------------------------------------


Net income(loss) per common share:            $.14     $*(.05)      $*(.24)
---------------------------------------------------------------------------
Weighted average shares outstanding          4,060      *4,061       *2,146
---------------------------------------------------------------------------
* Restated for one-for-eight reverse stock split.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets
---------------------------------------------------------------------------
As of September 30,                                1996                1995
---------------------------------------------------------------------------
ASSETS                            ( In thousands, except par value and shares)
------
Current assets:
Cash and cash equivalents                 $       8,706       $       9,794
Account receivable (net of allowance for
     doubtful accounts of $412 and $0)            9,793                   -
Inventory                                         5,010                   -
Other current assets                                278                 180
                                           ------------        ------------
Total current assets                             23,787               9,974

Property and equipment (net of accumulated
     depreciation of $200 and $353)               1,105                  14
Intangible assets (net of accumulated
     amortization of $215 and $0 )                9,122                   -
Investment in and advances to joint enterprise       87                 653
Licenses and other assets                           401                 285
---------------------------------------------------------------------------
Total Assets                              $      34,502        $     10,926
---------------------------------------------------------------------------
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
Note payable                              $       8,884        $          -
Current portion of long-term debt                 1,010                   -
Accounts payable                                  1,646                   -
Accounts payable - FGS & designee                     -                 166
Accrued expenses and other liabilities              466                 464
                                           ------------        ------------
Total current liabilities                        12,006                 630

Long-term debt, less current portion             10,329                   -
Minority interest                                   858                   -
---------------------------------------------------------------------------
Total Liabilities                         $      23,193        $        630
---------------------------------------------------------------------------
Commitments and Contingencies             $           -        $          -
---------------------------------------------------------------------------
Class A preferred stock
   (redeemable), $.01
    par value, 50,000
    shares authorized,
    30,000 shares
    issued (including
    dividends in arrears
    of $1,425 and $975)                   $       4,425        $      3,975
---------------------------------------------------------------------------
Stockholders' Equity
--------------------
Common stock, $.01 par value,
  7,500 shares   authorized;
  551 and *564 shares issued              $           -        $          -
Class A common stock, $.01 par value,
  10,000,000 and *10,000,000 shares
  authorized; 4,378,190 and *4,378,671
  shares issued                                      44                 350
Preferred stock, $.01 par value, 2,500,000
  shares authorized; none issued                      -                   -
Additional paid-in capital                       62,544              62,238
Accumulated deficit                            (50,489)            (51,052)
Less: Treasury stock, at cost, 318,575 and
   *318,575 shares                              (5,215)             (5,215)
---------------------------------------------------------------------------
Total Stockholders' Equity                $       6,884        $      6,321
---------------------------------------------------------------------------

---------------------------------------------------------------------------
Total Liabilities and Stockholders'
  Equity                                  $      34,502        $     10,926
---------------------------------------------------------------------------

* Restated for one-for-eight reverse stock split.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
Security Capital Corporation and Subsidiaries
---------------------------------------------------------------------------
Year ended September 30,                     1996        1995        1994
---------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
Net income (loss)                       $    1,013    $    244   $    (69)
Adjustments to reconcile
net income (loss)
to net cash provided
(used) by operating activities:
  Depreciation and amortization
  of property
  and equipment, and
  amortization of deferred items               296          17          41
  Provision for possible losses                  -           -           6
  Minority interest                            129           -           -
  Changes in operating assets and
   liabilities, net of effects from
   acquisition of business
   Increase in accounts receivable         (6,969)           -           -
   Increase in inventories                 (1,566)           -           -
   (Increase)decrease in other assets          839       (169)       (127)
   Increase(decrease) in payables              885         321       (207)

---------------------------------------------------------------------------
Net cash provided (used) by operating
   activities                              (5,373)         413       (356)
---------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                       (13)           -           -
Purchase of assets of  Possible Dreams
   and Columbia National Corporation
  (net of cash acquired of $764)          (16,296)           -           -

---------------------------------------------------------------------------
Net cash provided (used) by
  investing activities                    (16,309)           -           -
---------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase in borrowings
     under line of credit                    6,234           -           -
   Borrowings incurred to finance the
     acquisition of Possible Dreams
     and Columbia National Corporation      14,360           -
   Proceeds from stock rights offering,
     net of issuance costs of $227               -           -       6,904

---------------------------------------------------------------------------
Net cash provided (used) by
   financing activities                     20,594           -       6,904
---------------------------------------------------------------------------

Increase in cash and cash equivalents      (1,088)         413       6,548

Cash and cash equivalents,
   beginning of year                         9,794       9,381       2,833
---------------------------------------------------------------------------
Cash and cash equivalents, end of year  $    8,706 $    9,794$       9,381
---------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Consolidated Statement of Stockholders' Equity
Security Capital Corporation and Subsidiaries


                                                                   Class A      Additional
                                       Number of       Common      Common         Paid-in      Accumulated     Treasury
(In thousands except shares)      Shares Issued *       Stock       Stock         Capital        Deficit          Stock      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1993           12,056,452     $    -      $    121       $    55,730    $  (50,327)    $   (5,215)   $  309
-----------------------------------------------------------------------------------------------------------------------------------

Net loss for fiscal year 1994             -               -             -              -            (69)            -          (69)

Dividends in arrears on
preferred stock                           -               -             -              -            (450)           -         (450)

Issuance of 22,977,428 shares
of Class A common stock as
part of stock rights offering,
less issuance costs of $227           22,977,428          -           229             6,675           -             -         6,904

-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1994           35,033,880     $    -      $    350       $    62,405    $  (50,846)    $ (5,215)     $ 6,694
-----------------------------------------------------------------------------------------------------------------------------------

Price adjustment of stock
previously sold to FGS and
designees                                 -               -             -             (167)           -             -         (167)

Net income for fiscal year 1995           -               -             -              -             244                       244

Dividends in arrears on referred
stock                                     -               -             -              -            (450)           -         (450)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995           35,033,880     $    -      $    350       $  62,238      $ (51,052)     $ (5,215)     $ 6,321
-----------------------------------------------------------------------------------------------------------------------------------

Net income for fiscal year 1996           -                                                       1,013                       1,013

Dividends in arrears on preferred
stock                                     -               -             -              -           (450)            -         (450)

Reverse one-for-eight stock split   (30,654,102)          -          (306)           306              -             -            -

Payment for fractional shares            (1,037)          -             -              -              -             -            -

-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996           4,378,741      $    -      $     44       $  62,544      $ (50,489)     $ (5,215)     $ 6,884
-----------------------------------------------------------------------------------------------------------------------------------

 * Includes both Common Stock and Class A Common Stock
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements
Security Capital Corporation and Subsidiaries

-------------------------------------------------------------------------------
1.  Organization
-------------------------------------------------------------------------------

Security Capital Corporation ("Security Capital" or, when referred to together with its subsidiaries, the "Company") owns, effective May 1, 1996, through its 90% owned subsidiary, P.D. Holdings, Inc. 90% (77.5% effective after consideration of the outstanding warrants issued in conjunction with debt to purchase outstanding shares of common stock) of the outstanding shares of Possible Dreams, Ltd.("Possible Dreams"), a Delaware corporation. Possible Dreams acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd. and Columbia National Corporation, both Massachusetts corporations, during May 1996. Possible Dreams operates as an importer, designer, warehouser and distributor of collectible Christmas figurines and ornaments and, to a lesser extent, religious articles. The Company owns all of the outstanding shares of Security Capital Insurance Group, Inc. ("SCIGI") and, through SCIGI, the Company owns Foster Insurance Managers, Inc. ("FIM") and Lloyd's Management Corporation ("LMC"). FIM has a management services agreement with the Company's insurance agency affiliate, Foster Insurance Services, Inc. ("FIS"). FIS and Bowen, Miclette & Descant, Inc. ("BMD"), another unaffiliated independent insurance agency, entered into a partnership agreement effective October 1, 1993. The new enterprise was named Bowen, Miclette, Descant & Britt ("BMDB") and has done business under that name since October 1, 1993.

-------------------------------------------------------------------------------
2.  Summary of significant accounting and reporting policies
-------------------------------------------------------------------------------

ACQUISITION OF POSSIBLE DREAMS, LTD.
The Company acquired the assets and assumed certain liabilities of Possible Dreams, Ltd., a Massachusetts corporation, and Columbia National Corp., a Massachusetts corporation, in May 1996, for a total purchase price of $17,360,000 (the "Acquisition"). To finance the transaction, the Company used $3,000,000 of equity contribution from P.D. Holdings, Inc. ($300,000 provided by minority owners of P.D. Holdings, Inc.), borrowed $9,250,000 under term loan agreements, borrowed $2,650,000 under a line-of-credit agreement and issued $2,460,000 in subordinated debt. The acquisition was accounted for under the purchase method of accounting and the acquisition can be summarized as follows:

Source of acquisition funds:
     Cash                                              $ 2,700,000
     Debt issued (Note 5)                               14,360,000
     Minority interests investment                         300,000
                                                  -----------------
                                                       $17,360,000
                                                  -----------------
                                                  -----------------


Allocation of purchase price:
     Goodwill and other intangible assets              $ 9,337,175
     Inventories                                         3,443,796
     Accounts receivable                                 2,824,506
     Property and equipment                              1,100,000
     Other assets                                          113,605
     Working capital                                       540,918
                                                  -----------------
                                                       $17,360,000
                                                  -----------------
                                                  -----------------

The consolidated financial statements of the Company include the operations of Possible Dreams since May 1, 1996.

The following unaudited pro forma financial data have been prepared assuming that the acquisition of Possible Dreams occurred on October 1, 1995.

----------------------------------------------------------
Year ended September 30,             1996            1995
----------------------------------------------------------
          (In thousands, except per share amounts)

Revenues                           $18,189        $20,655
Net income                            $534           $951
Earnings per share                    $.02           $.12


CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Security Capital, all of its subsidiaries and its affiliate, FIS. All significant intercompany balances have been eliminated in consolidation. The Company accounts for its investment in BMDB under the equity method of accounting.

USE OF MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Interest paid during the three years ended September 30, 1996 was $730,942, $0, and $0, respectively. There were no income taxes paid during the prior three years ended September 30, 1996.

REVENUE RECOGNITION
Revenues from product sales are recognized in the period in which the merchandise is shipped.

INVENTORIES
Inventories, comprised of finished goods, are valued at the lower of cost or market, with cost being determined by the first-in, first-out method("FIFO").

PROPERTY AND EQUIPMENT
Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of the following:

-----------------------------------------------------------------
September 30,                           1996                1995
-----------------------------------------------------------------
                                              (In thousands)
Land and improvements                 $   370            $      -
Buildings and improvements                630                   -
Machinery and equipment                    24                   -
Data processing equipment                  52                 176
Furniture and fixtures                    229                 191
                              -----------------------------------
Total cost                            $ 1,305            $    367
                              -----------------------------------
Less:  accumulated depreciation           200                 353

                              -----------------------------------
Net book value                        $ 1,105            $     14
                              -----------------------------------
                              -----------------------------------

INTANGIBLE ASSETS
Intangible assets consist of the cost in excess of the fair value of net assets acquired in the Possible Dreams acquisition ("Goodwill") of $8,663,348 (net of amortization) and net deferred financing costs of $458,702. Goodwill and deferred financing costs are being amortized on a straight-line basis over 20 years and the estimated term of the related debt, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments consist of current assets, current liabilities, notes payable and long-term debt. Current assets and current liabilities are carried at cost, which approximates fair value. Note payable and long-term debt bear interest at current market rates and, accordingly, the carrying value of the debt approximates fair value.

EARNINGS PER SHARE
Earnings per common share amounts are based on the weighted average number of Common and Class A Common Shares outstanding and the dilutive effect, if any, of outstanding stock options. The sum of Common and Class A Common Stock is used because the two classes are identical except for certain transfer restrictions. Earnings per common share assuming full dilution are based on the actual shares outstanding and the dilutive effect, if any, of outstanding stock options. The assumed conversion of these options was anti-dilutive or had no impact for all periods presented.

The weighted average number of shares outstanding used in the computations of primary earnings per share was 4,060,166, 4,060,659 and 2,145,873 for fiscal years 1996, 1995 and 1994, respectively. All references to amounts per share and number of shares in the financial statements and elsewhere throughout this report are restated to give effect to the one-for-eight reverse stock split effected in March 1996.

INCOME TAXES
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (the "Statement"). The Statement requires an asset and liability approach for financial accounting and reporting for income taxes which differs from the method previously required by generally accepted accounting principles. The Company adopted the Statement during the year ended September 30, 1994. As discussed further in Note 4, the adoption of the Statement did not materially impact the Company's financial statements.

-------------------------------------------------------------------------------
3.  Stock option plan
-------------------------------------------------------------------------------

Security Capital's 1982 Incentive Stock Option Plan (the "Plan"), as amended on December 10, 1990, provides for the granting of options to purchase up to 950,000 shares of Class A Common Stock to eligible employees of the Company at the fair market value on the date of the grant. Options may be exercised in installments over the option period, but no options may be exercised after 10 years from the date of the grant. The Plan terminated on January 25, 1992.

Changes in outstanding shares under option during each of the three years in the period ended September 30, 1996 and the balance outstanding and available for future grant at September 30, 1996 are summarized as follows:

-------------------------------------------------------------------------------
                                        Number of                 Option Price
                                        Shares *                    Range *
-------------------------------------------------------------------------------

Outstanding at September 30, 1993         4,325                  $5.00 - $49.04
Granted                                       -
Exercised                                     -
Canceled                                      -

-------------------------------------------------------------------------------
Outstanding at September 30, 1994         4,325                  $5.00 - $49.04
Granted                                       -
Exercised                                     -
Canceled                                    313

-------------------------------------------------------------------------------
Outstanding at September 30, 1995         4,012                  $5.00
Granted                                       -
Exercised                                     -
Canceled
-------------------------------------------------------------------------------
Outstanding at September 30, 1996         4,012                  $5.00
Exercisable:
          At September 30, 1996           4,012
-------------------------------------------------------------------------------
Available for future grant                    0
-------------------------------------------------------------------------------

* Restated for one-for-eight reverse stock split.

-------------------------------------------------------------------------------
4.  Federal income taxes
-------------------------------------------------------------------------------

Security Capital files a consolidated Federal income tax return with its subsidiaries.

At September 30, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $17.0 million, the expiration dates of which are as follows:

-------------------------------------------------------------------------------
September 30,                                              Amount
-------------------------------------------------------------------------------
                                                       (In thousands)
  1998                                                      $               200
  1999                                                                    2,500
  2000                                                                    1,300
  2001                                                                    3,600
  2002                                                                    1,800
  2003                                                                    4,000
  2004                                                                    2,400
  2006                                                                      400
  2007                                                                      200
  2008                                                                      600
-------------------------------------------------------------------------------
                                                            $            17,000
-------------------------------------------------------------------------------

In addition, in connection with the disposition of a former subsidiary of the Company, the Company incurred a tax loss amounting to approximately $26 million during the year ended September 30, 1988. The Company believes that a substantial portion of this loss is an ordinary loss for Federal income purposes which may be carried forward to 2003, although there can be no assurance that this position would prevail, if challenged. The Company believes that approximately $7.4 million of the loss is a capital loss which expired unused at September 30, 1994. The Company's Federal income tax returns have been examined by the Internal Revenue Service (the "IRS") through fiscal 1986 and the above loss carryforwards, including the loss on disposition of the aforementioned subsidiary, remain subject to review by the IRS.

During 1994, the Company adopted the Statement, which requires the Company to compute deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The adoption had no effect on financial position or results of operations because of a 100% valuation allowance applied against the Company's net deferred tax asset.

The tax effects of the items comprising the Company's net deferred tax asset at September 30, 1996 and 1995 in the Company's statement of financial position are as follows:

-------------------------------------------------------------------------------
September 30,                                     1996                     1995
-------------------------------------------------------------------------------
                                                         (In thousands)
  Deferred tax assets (credits):
    Allowance for doubtful accounts     $           39      $                 -
    Operating loss carryforwards                12,122                   12,635
    Partnership income (loss)                                              (139)
    Accelerated depreciation                       (17)                       -
                                        ----------------    -------------------
                                                12,144                   12,496


    100% Valuation allowance                   (12,144)                 (12,496)
                                        ----------------    -------------------


  Net deferred tax asset                $           -0-     $               -0-
                                        ----------------    -------------------
                                        ----------------    -------------------

A reconciliation of the provision for income taxes to income taxes based on the 34% statutory rate for the year ended September 30, 1996 is as follows (in thousands):

Income taxes based on 34% of  net income                    $              344
Utilization of net operating loss carryforwards                           (352)
State income taxes                                                          58
Other                                                                        8
Provision for income taxes                                  $               58

-------------------------------------------------------------------------------
5.  Debt
-------------------------------------------------------------------------------

Long-term debt consists of the following at September 30, 1996 (there was no debt outstanding at September 30, 1995):


Tranche A Term Loan, payable in twenty quarterly installments through July 1, 2001. The loan bears interest at the commercial paper rate plus 4% (9.46% at September 30, 1996). Interest
is payable monthly.                                                 $5,750,000

Tranche B Term Loan, payable in seven annual installments
through April 1, 2003. The loan bears interest at the
commercial paper rate plus 6% (approximately 11.46% at
September 30, 1996). Interest is payable monthly.                    3,500,000

Subordinated promissory notes payable to the former owners
of Possible Dreams, interest rates ranging from 10 - 14%
( 10% at September 30, 1996) per annum.  The principal
payments are due in one installment on May 31, 2003.
Interest is payable in semi-annual installments on
May 1 and November 1.                                                2,460,000
                                                            ------------------
                                                                    11,710,000
Less amounts representing debt discount                               (371,089)
Less current portion                                                (1,010,000)
                                                            ------------------
Total long term debt                                               $10,328,911
                                                            ------------------
                                                            ------------------


The scheduled repayments of the loans are as follows:

                               September 30,                          Amount
                               -------------                          ------
                                   1997                             $1,010,000
                                   1998                              1,000,000
                                   1999                              1,250,000
                                   2000                              1,250,000
                                   2001                              1,240,000
                                Thereafter                           5,960,000

In connection with the Tranche A and Tranche B loans, Possible Dreams issued warrants to purchase 250 shares (12.5%) of Possible Dreams Class B Common Stock at a price of $.01 per share. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Possible Dreams. The warrants were valued at approximately $428,571 and recorded as an original issue discount. The discount will be amortized over the life of the debt using the effective interest method. The Tranche A and B loans contain financial and prepayment of principal covenants. If Possible Dreams' cash flows meet certain thresholds, as defined in the loan agreements, payments due under the Tranche A and B loans will become accelerated.

In addition, the Company entered into a Consolidated Income Tax Sharing Agreement (the "Tax Sharing Agreement") with Possible Dreams and P.D. Holdings, Inc. whereby Possible Dreams will calculate and pay to the Company the amount of its income tax liability as if Possible Dreams was not part of a consolidated group. The excess of the payment made by Possible Dreams to the Company over the Company's tax liability will accrue to the Company subject to certain rights of the lenders. The lenders required the Company to set aside in a separate account such excess amounts paid by Possible Dreams to the Company during the first three years of the Tax Sharing Agreement and to pledge the Company's rights in such account to the lenders as additional collateral for the loans to Possible Dreams. The amount to be segregated for the five months ended September 30, 1996 is $385,000.

Note Payable - Bank - The Company maintains a $10,000,000 revolving line of credit that expires on May 17, 2003. The amount outstanding under the revolving line of credit was $8,884,410 at September 30,

1996. The line of credit bears interest at the commercial paper rate plus 4% (9.46% at September 30, 1996). Interest on the revolving line of credit is payable monthly.

The Tranche A and B loans and the revolving line of credit are secured by substantially all the assets of Possible Dreams as well as a pledge to the lender of the capital stock of Possible Dreams.

-------------------------------------------------------------------------------
6.  Redeemable Preferred Stock
-------------------------------------------------------------------------------

FGS and its designees purchased 30,000 shares of Preferred Stock from the Company for $3,000,000, on July 30, 1993. This non-voting preferred stock is subject to mandatory redemption on the following date or dates: (1) eight years from the date of issuance of the first shares of such stock; (2) the occurrence of a change of control in the majority of the Board of Directors; or (3) each date, if any, on which an adjustment to the purchase price of the stock shall be required. The stock has a purchase price and redemption price equal to the liquidation value, which is $100 per share. In addition, the Class A Preferred Stock bears a dividend of 15% per annum payable in cash. Until redemption or the liquidation of the Company, dividends on Preferred Stock are payable only out of cumulative net income since January 1, 1990. (At a redemption date or upon the liquidation of the Company, accumulated but unpaid dividends are payable in full regardless of earnings since January 1, 1990.) Therefore, since there has been a cumulative net loss since January 1, 1990 of $456,000, preferred stock dividends of $1,425,000 accrued from July 30, 1993 to September 30, 1996, were in arrears at September 30, 1996.

-------------------------------------------------------------------------------
7.  Stockholders' Equity
-------------------------------------------------------------------------------

On January 26, 1990, Security Capital executed a Stock Purchase Agreement with FGS, Inc., a Delaware corporation ("FGS"). Pursuant to the Stock Purchase Agreement, FGS and its designees had acquired for an aggregate consideration to date of $4,416,613 (subject to adjustments as noted below) 4,483,975 shares (without adjusting for the reverse stock split) of Class A Common Stock, 1,025 shares (without adjusting for the reverse stock split) of Common Stock and 30,000 shares of Class A Preferred Stock. The original purchase price per share for such Common Equity purchased by FGS and its designees was $.3822816 per share. This per share price was the unconsolidated net book value of the Company's Common Stock as of September 30, 1989 subject to various adjustments pursuant to the Stock Purchase Agreement. The adjustments to the Per Share Price under the Stock Purchase Agreement which have been made since the purchase of capital stock by FGS, and which may in the future be made, reflect the difference, if any, between estimated amounts and actual amounts (a) received in connection with (i) the liquidation of the Company's investment in Security Capital Lloyds("SCL"),
(ii) the sale of certain assets of the Company and (iii) the termination of the Company's pension plan and (b) expended in connection with termination of the lease of the Company's New York office. Such adjustments shall be made no less frequently than every six months with the final adjustment no later than the date of termination of the sublease of the Company's former New York office in January 1995. In addition, the Per Share Price is subject to adjustment (i) to reflect liabilities of the Company, if any, existing prior to January 26, 1990 not included in the calculation of the Per Share Price or
(ii) in satisfaction of Security Capital's obligation to indemnify FGS for losses resulting from or relating to (x) any misrepresentation, breach of warranty or breach of covenant in the Stock Purchase Agreement or (y) operations of the Company prior to January 26, 1990. As of the date of this report, the only known remaining adjustments to the per share price under the Stock Purchase Agreement relate to possible amounts due to the City and State of New York. During fiscal year 1996, the Company paid $166,000 to FGS and its designees for prior year adjustments.

In March 1996, the Company effected a one-for-eight reverse split of the Company's Common Stock and Class A Common Stock. The reverse split had the effect of decreasing the number of issued shares from 35,033,880 to approximately 4,378,741. The par value of the reduced shares in connection with the reverse split was charged to Common Stock and Class A Common Stock and a like amount credited to paid in capital. Accordingly, all share and per share data in the financial statements and footnotes have been restated to reflect the reverse stock split.

-------------------------------------------------------------------------------
8.  Related party transactions
-------------------------------------------------------------------------------
On April 27, 1990, Security Capital entered into an Advisory Services
Agreement effective as of January 26, 1990 (the "Advisory Agreement") with Capital Partners, Inc. ("CP, Inc."), an entity affiliated with FGS, pursuant to which such entity provides certain advisory services in the areas of investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy in lieu of the services previously provided by certain of the Company's officers and other support personnel from the Company's former New York office. The annual fee for such services pursuant to the Advisory Agreement was $150,000 (due in quarterly installments in advance) plus certain out-of-pocket costs (which do not include rent and utilities of CP, Inc. and compensation of CP, Inc. employees). In connection with the acquisition of Possible Dreams, the Company entered into an amendment to the Advisory Agreement with CP, Inc. to provide management advisory services to Possible Dreams for an increase in the annual fee of $175,000 to $325,000.
Such fee is subject to appropriate adjustment should the scope of operations of the Company change, whether from an acquisition or otherwise. Pursuant to the Advisory Agreement, no compensation is paid to the current Chairman of the Board, President and Secretary and Assistant Secretary in their respective capacities as such.

The Advisory Agreement states that, from time to time, CP, Inc. may present acquisition opportunities to the Company that it believes may be appropriate for the Company, but that CP, Inc. is under no obligation to present any or all acquisition candidates of which it is aware to the Company except for insurance agency business. If the Company or any of its subsidiaries completes any acquisition which was presented by CP, Inc., the Company is obligated to pay CP, Inc. an investment banking fee at the usual and customary rate for transactions of such size and complexity. In connection with the Possible Dreams acquisition, an investment banking fee of $200,000 was paid to CP, Inc.

Both of the key executives of Possible Dreams have entered into employment, consulting and non-competition agreements. Mr. Warren Stanley, the President and Chief Executive Officer of Possible Dreams, acquired 10% of the Class A Common Stock of Holdings for $300,000, as part of the Company's transaction to purchase Possible Dreams. Mr. Stanley and another executive officer were granted options to purchase an additional 10% of such Class A Common Stock at an exercise price of approximately $1,904 per share. Both executive officers, Holdings and the Company entered into a Stockholders' Agreement providing for certain restrictions on transfers of the shares of Holdings owned by them, together with certain preemptive rights, rights of first refusal, puts and calls, "tag along/drag along" rights and registration rights with respect to the Class A and Class B Common Stock of Holdings.

The initial term of the Advisory Agreement was for one year commencing on January 26, 1990; the agreement provides that thereafter it will be automatically extended for additional one-year periods unless either party gives 30 days' written notice to the other of its intention to terminate.

Effective September 1, 1992, FIM entered into (i) an Agency and Management Services Agreement (as amended, the "Agency Agreement") with FIS which replaced a previous agreement with Stanley L. Spring, and (ii) a Buy-Sell Agreement (the "Buy-Sell Agreement") with FIS and Edward G. Britt, Jr. ("Britt"), the sole shareholder of FIS.

Pursuant to the Agency Agreement, FIM reappointed FIS as its local recording agent in Texas for FIM and related insurance companies and FIM agreed to provide management consultation services to FIS and to use its best efforts to maintain insurance markets for the placement of the insurance business produced by FIS. As compensation for its management consultation services, FIM will be paid 100% of the net pre-tax income of FIS (after the accrual of up to 25% of the pre-tax income to FIS for the payment of bonuses to FIS's employees) until the earlier of (i) the payment to FIM of (x) $1,000,000 (plus or minus the net pre-tax profits or losses of FIS from October 1, 1991 through the effective date of the Agency Agreement and less amounts paid to FIM as rental for certain office furniture), reduced by (y) an amount equal to two times any amount paid by FIS to FIM prior to September 30, 1995 from the proceeds of capital contributions by Britt or (ii) September 30, 1996. Thereafter, FIM will be paid a percentage of FIS's net pre-tax income based upon the amounts theretofore paid to FIM as provided in the Agency Agreement, but in any event not less than 50% of such net pre-tax income. The Agency Agreement has a term of 20 years, and will be automatically renewed for successive one year periods unless terminated by either party on 60 days' prior notice; provided, however, that the Agency Agreement will terminate upon the earliest to occur of (i) the death or disability of Britt, (ii) a sale of the stock of FIS by Britt or the termination of the Buy-Sell Agreement, (iii) the inability of FIM and FIS to resolve material disputes on or after September 30, 1994 upon notice of termination from either party, and (iv) notice from FIM following the suspension, cancellation or failure to renew any of the insurance licenses of FIS.

Pursuant to the Buy-Sell Agreement, FIM received an option to purchase 50% of the stock of FIS at any time for $1,000. In addition, Britt received the option, any time after the later of (i) September 30, 1994 and (ii) the payment to FIM of $1,000,000 pursuant to the Agency Agreement, to purchase any shares of FIS then owned by FIM and to terminate the Agency Agreement for a purchase price equal to 50% of the then fair market value of FIS (which fair market value shall in any event not be less than $3,000,000) plus an amount equal to $1,000,000 less the amounts previously paid to FIM pursuant to the Agency Agreement. On August 29, 1996 Britt exercised the Put Option in the Buy-Sell agreement to purchase all of the assets, liabilities and business of FIS, the 50% corporate partner of BMDB for a price to be determined by an independent third party appraiser. It is expected that Britt's purchase of FIS will be concluded in the first half of 1997. Management expects a gain to be recorded in connection with the purchase of FIS by Britt. However, at this time, management cannot estimate the gain to be recorded.

Mr. Larry M. Karren ("Karren"), the Vice President and Treasurer of Security Capital, the Controller of FIS and the Vice President and Chief Financial Officer of FIM, has entered into an agreement (the "Participation Agreement") with Britt, FIS and FIM whereby Karren will be entitled to receive from FIS, after payment in full of the FIM Fee (as defined in the Buy-Sell Agreement), a bonus payment equal to 10% of the net pre-tax income of FIS until the occurrence of either (i) the exercise by Britt of the Put Option under the Buy-Sell Agreement or (ii) the sale of a majority of the stock or assets of FIS to a party other than Karren, FIS or FIM. In the case of (i), Karren will be entitled to purchase for nominal consideration approximately 10% of the stock of, or an interest in, FIS. In the case of (ii), Karren will be entitled to receive a portion of the net proceeds of any such sale described in (ii) otherwise distributable to Britt.

-------------------------------------------------------------------------------
9.  Quarterly information (unaudited)
-------------------------------------------------------------------------------

The following is a summary of operations by quarter (dollar amounts in thousands, except per share amounts):


                              1st            2nd            3rd            4th
                          Quarter        Quarter        Quarter        Quarter

Fiscal Year 1996:
-----------------

Operating revenues     $        -    $         -    $     1,453    $     8,401
Net income (loss)              12            249           (272)         1,024
Earnings (loss) per common
share                        (.02)           .03           (.09)           .22
Dividends per share of
common stock                    -              -              -              -

Fiscal Year 1995:
-----------------

Operating revenues     $        -    $         -    $         -    $         -
Net income (loss)             (101)          277          (114)            182
Earnings (loss) per common
share                         (.05)          .04          (.06)            .02
Dividends per share of
common stock                    -              -              -              -

------------------------------------------------------------------------------
10.  Commitments and Contingencies
------------------------------------------------------------------------------

COMMITMENTS

Possible Dreams maintains certain agreements with giftware designers which require payment of royalties based upon a percentage of net sales of certain products and other formulas as stated in the agreements. The royalty expense under these agreements amounted to $124,496 for the period May 1, 1996 to September 30, 1996.

CONTINGENCIES

On May 4, 1992, the Company received a notice from the State of New York that the Company owed $244,116 in additional withholding taxes, interest and penalties for calendar year 1984. The Company has submitted information to the State of New York and is awaiting a reply. At this time, although the Company is unable to determine the amount, if any, which may eventually be owed to the State of New York, the Company believes its previously filed returns are correct and that no additional amounts are owed to the state.

By notice received January 3, 1994, the Company's insurance agency affiliate, FIS, was sued in the 281st Judicial District Court of Harris County, Texas by Quality Oilfield Products, Inc. for damages of at least $2,000,000 plus attorneys' fees, plus potentially treble damages, for alleged failure to provide a policy of insurance for compensation for future losses related to business interruption. FIS has turned the claim into its Errors & Omissions Insurance carrier to handle the litigation and to respond to the lawsuit. FIS' Errors and Omissions carrier has responded to the lawsuit and both parties are in the discovery phase of the suit. Although there can be no assurance, the Company does not believe that FIS will incur any loss with respect to this matter in excess of insurance coverage.

An affiliate of Security Capital is a party to several legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses to these actions, and they should have no material adverse effect on the operations or financial condition of the Company.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Bowen, Miclette, Descant & Britt
Houston, Texas  77008

We have audited the accompanying balance sheets of Bowen, Miclette, Descant & Britt (the "Company") as of September 30, 1996 and 1995 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bowen, Miclette, Descant & Britt at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Houston, Texas
December 6, 1996

Statements of Income
Bowen, Miclette, Descant & Britt

---------------------------------------------------------------------------

Year ended September 30,               1996            1995           1994
---------------------------------------------------------------------------
                                                 (In thousands)

Revenues:
---------
Commissions                    $    10,418      $     9,391     $     7,155
Investment income                       27               22              16
Risk management fees                    17               15              32
Other income                             7              (1)               4
---------------------------------------------------------------------------
Total revenues                 $    10,469      $     9,427     $     7,207
---------------------------------------------------------------------------
Expenses:
---------
Salaries and commission
  expenses                     $     6,161      $     5,480     $     4,304
Payroll taxes and benefits             930              818             668
Travel and entertainment               586              496             431
Office and equipment rental            449              376             280
Office expenses                        394              388             299
Professional fees                      180              191              61
Insurance                              199              180             129
Depreciation and amortization          285              217             160
Interest                                46               41              35
Bad debt expense                        65               87              35
Data processing                         72               56              29
Other                                  377              279             197
---------------------------------------------------------------------------

Total expenses                 $     9,744      $     8,609     $     6,628
----------------------------------------------------------------------------
Net income                     $       725      $       818     $       579
----------------------------------------------------------------------------
The accompanying Notes to Financial Statements are an integral part of these financial statements.

Balance Sheets
Bowen, Miclette, Descant & Britt

----------------------------------------------------------------------------
As of  September 30,                              1996              1995
----------------------------------------------------------------------------
                                                       (In thousands)
Assets
------
Current assets:
Cash and cash equivalents                     $     700      $     1,019
Accounts receivable - premiums
  (net of allowance for
  doubtful accounts of $199 and $145)             2,849            2,283
Accounts receivable - company direct
  bill commissions                                  671              504
Accounts receivable - joint owners                  123               46
Other receivable                                    132              102
Expense advances:
    Employees                                        38               48
    Officers                                        358              348
Prepaid insurance                                    58               45
                                              ---------      -----------
Total current assets                              4,929            4,395
Fixed assets, (net of $650 and $400 of
    accumulated depreciation)                       887              756
Other assets                                         31               47
----------------------------------------------------------------------------
Total assets                                  $   5,847      $     5,198
----------------------------------------------------------------------------
Liabilities and Partners' Equity
--------------------------------
Current liabilities:
Accounts payable - insurance companies        $   4,140      $     3,145
Producers' commissions payable                      113              139
Accrued expenses                                    181              126
Note payable - current                                9               13
Lease obligation - current                          213              152
Accounts payable - joint owners                      16               63
                                              ---------      -----------
Total current liabilities                         4,672            3,638
Long term liabilities:
Note payable - long term                              6               15
Lease obligations - long term                       369              339
Partners' advances                                  260              100
                                              ---------      -----------
Total long term liabilities                         635              454
----------------------------------------------------------------------------
Total liabilities                             $   5,307      $     4,092
----------------------------------------------------------------------------
Commitments and Contingencies                 $       -      $         -
----------------------------------------------------------------------------
Total partners' equity                        $     540      $     1,106
----------------------------------------------------------------------------
Total liabilities and partners' equity        $   5,847      $     5,198
----------------------------------------------------------------------------
The accompanying Notes to Financial Statements are an integral part of these financial statements.

Statements of Cash Flows
Bowen, Miclette, Descant & Britt
------------------------------------------------------------------------------
Year ended September 30,                   1996            1995           1994
------------------------------------------------------------------------------
                                                      (In thousands)

Cash flows provided (used) by
  operating activities:
Net income                             $    725       $    818       $    579
Adjustment to reconcile net income
  to net cash provided (used) by
operating activities:
   Depreciation and amortization            285            217            160

   Changes in operating assets and liabilities:
     Decrease (increase) in assets
      Accounts receivable - premiums      (566)            447          1,105
      Other receivables                   (274)          (177)            271
      Federal income tax recoverable          -              -              6
      Prepaid insurance                    (13)            (6)            (8)
      Expense advances                        -          (109)          (115)
                                       --------       --------       --------
         Subtotal                         (853)            155          1,259

   Increase (decrease) in liabilities:
     Accounts payable - insurance
        companies                           995            250        (2,321)
     Producers' commissions payable        (26)             26             22
     Accrued expenses                        55           (31)           (10)
     Management fee payable to joint
        owners                                -          (128)              -
     Accounts payable - joint owners       (47)           (53)          (155)
     Other liabilities                      295            231            216
                                       --------       --------       --------
             Subtotal                     1,272            295        (2,248)
------------------------------------------------------------------------------
Net cash provided (used) by
     operating activities                 1,429          1,485          (250)
------------------------------------------------------------------------------
Cash flows from investing activities:

       Capital expenditures               (400)          (318)          (345)
       Other                                  -              -            123
------------------------------------------------------------------------------
Net cash flow provided (used) for
       investing activities               (400)          (318)          (222)
------------------------------------------------------------------------------
Cash flows from financing activities:
       Distribution to partners         (1,291)          (291)           (43)
       Lease payments                     (204)          (132)           (81)
       Note payments                       (13)            (7)           (22)
       Partners' advances                   160          (198)            100
------------------------------------------------------------------------------
Net cash provided (used) by
       financing activities             (1,348)          (628)           (46)
------------------------------------------------------------------------------
Increase (decrease) in cash and
       cash equivalents                   (319)            539          (518)
Cash and cash equivalents, beginning
       of the year                        1,019            480            998
------------------------------------------------------------------------------
Cash and cash equivalents, end
       of the year                         $700         $1,019           $480
------------------------------------------------------------------------------
The accompanying Notes to Financial Statements are an integral part of these financial statements.

Statement of Partners' Equity
Bowen, Miclette, Descant & Britt
------------------------------------------------------------------------------
          (In Thousands)                               Partners' Equity
------------------------------------------------------------------------------
Balance, October 1, 1993                      $             43
------------------------------------------------------------------------------
Net income for fiscal year 1994                            579

Distributions to partners                                 (43)

------------------------------------------------------------------------------
Balance, September 30, 1994                   $            579
------------------------------------------------------------------------------

Net income for fiscal year 1995                            818

Distribution to partners                                 (291)

------------------------------------------------------------------------------
Balance, September 30, 1995                   $          1,106
------------------------------------------------------------------------------

Net income for fiscal year 1996                            725

Distribution to partners                               (1,291)

------------------------------------------------------------------------------
Balance, September 30, 1996                   $            540
------------------------------------------------------------------------------
The accompanying Notes to Financial Statements are an integral part of these statements.

Notes to Financial Statements
Bowen, Miclette, Descant & Britt

------------------------------------------------------------------------------
1. Organization
------------------------------------------------------------------------------

Bowen, Miclette, Descant and Britt, a general partnership (the "Company" or "BMDB"), is a licensed local recording insurance agency domiciled in the State of Texas. Foster Insurance Services, Inc. ("FIS") and Bowen, Miclette and Descant, Inc. ("BMD"), two unaffiliated independent insurance agencies, are the corporate partners of BMDB. On July 23, 1993, the Texas State Board of Insurance approved the application for an insurance license for BMD and FIS to form the general partnership. The Company began operating as a general partnership effective October 1, 1993.

The accompanying Statements of Income reflect results for the years ended September 30, 1996, 1995 and 1994 of BMDB. The Company conducts operations as a retail insurance agency collecting commissions on property and casualty, life and health policies and bonds placed with insurance carriers.

------------------------------------------------------------------------------
2.  Summary of significant accounting policies
------------------------------------------------------------------------------

USE OF MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Interest paid during the twelve month periods ended September 30, 1996, 1995 and 1994 was $45,750, $40,916 and $35,392, respectively.

REVENUE RECOGNITION
Commissions are recognized on the effective date of the applicable policies or the billing date, whichever is later. Contingent commissions are recognized when the related contingent periods have expired and such commissions can be reasonably estimated. Fee income for services other than placement of insurance coverage is recognized as those services are provided.

PROVISION FOR POSSIBLE LOSSES
A provision for possible losses is included in expense based on management's evaluation of customer receivables under existing economic conditions. The provision for possible losses is based on estimates, and actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

FEDERAL INCOME TAXES
Income taxes are the responsibility of each partner.

FIXED ASSETS
Property and equipment are carried at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets. Fixed assets are comprised of the following:

------------------------------------------------------------------------------
September 30,                                 1996                 1995
------------------------------------------------------------------------------
                                                   (In thousands)

Leased Equipment                            $1,063               $  779
Furniture and Fixtures                         102                   67
Leasehold Improvements                         105                   89
Automobiles                                     93                   92
Computers                                      174                  129
                                     ------------------------------------
Total                                       $1,537               $1,156
                                     ------------------------------------
Less:  accumulated depreciation                650                  400
                                     ------------------------------------
Net book value                              $  887               $  756
                                     ------------------------------------
                                     ------------------------------------

------------------------------------------------------------------------------
3.  Notes payable
------------------------------------------------------------------------------

Notes payable is comprised of the following:

------------------------------------------------------------------------------
September 30,                                   1996                  1995
------------------------------------------------------------------------------
                                                       (In thousands)

Sterling Bank-auto loan                          $ 1                    $ 8

Frost Bank-auto loan                              14                     20
                                     ---------------------------------------
Total                                            $15                    $28
                                     ---------------------------------------
Less:  current portion                             9                     13
                                     ---------------------------------------
Long-term portion                                $ 6                    $15
                                     ---------------------------------------


------------------------------------------------------------------------------
4.  Employee benefits
------------------------------------------------------------------------------

The Company provides a 401(k) plan for eligible employees. Employees may contribute up to 20% of their compensation to the maximum allowed by the Internal Revenue Service. The Company matches employee contributions up to two and one half percent of an employee's compensation. Contributions by the Company paid to the plan for the twelve month period ended September 30, 1996 amounted to $100,157 (fiscal year 1995 and 1994 amounted to $73,439 and $65,187 respectively). In addition the Company accrued a $40,000 profit sharing bonus for the employees of the 401(k) plan for 1996. The Company paid that same amount to the plan for fiscal years 1995 and 1994.

------------------------------------------------------------------------------
5.  Lease commitments
------------------------------------------------------------------------------

The lease agreement on the Company's office space was for a six year term effective January 1, 1993. The landlord required that certain officers of FIS and BMD execute individual, as well as corporate, guarantees. During the end of fiscal year 1994, the Company leased additional office space adjacent to its current space. The landlord paid for all the costs of leasehold improvements and the Company agreed to extend the term of the original lease by one year.
The original lease had a buy-out option at the end of the fifth year, which allowed the Company to terminate the sixth year of the lease if the Company reimbursed the landlord for the unamortized leasehold improvements and the pro rata broker commissions. With the lease of the additional space, the option year was transferred to the seventh year of the lease agreement. The Company leased more adjacent space in January 1995 and November 1995. The landlord paid for substantially all costs of leasehold improvements and there was no extension of the lease required. For the year ended September 30, 1996, rentals were approximately $395,000 for the fiscal year pursuant to these lease agreements. Periodic lease rentals under these agreements through the years ending September 30, 2000 are as follows:

------------------------------------------------------------------------------
         Year ending September 30,             Lease Rentals
------------------------------------------------------------------------------
                                             (in thousands)

                  1997                               $414
                  1998                                430
                  1999                                440
                  2000                                150
------------------------------------------------------------------------------
                   Total                            1,434
------------------------------------------------------------------------------

The Company has entered into several capital leases for office furniture and equipment. The leases transfer title of the equipment to the Company at the end of the lease period. The amount capitalized is shown in Note 2 under the
caption "leased equipment."   The future minimum lease payments under the
capitalized leases and the present value of the net minimum lease payments as of September 30, 1996 are as follows:

------------------------------------------------------------------------------
                Fiscal Year                      Lease Obligations

------------------------------------------------------------------------------
                                                  (In thousands)
                  1997                                  $258
                  1998                                   218
                  1999                                   116
                  2000                                    59
                  2001                                    12
------------------------------------------------------------------------------
     Total minimum lease payments                       $663
------------------------------------------------------------------------------
     Less: amount representing interest                   81
------------------------------------------------------------------------------
     Present value of net minimum lease
     payments including current
     maturity of $213                                   $582
------------------------------------------------------------------------------
6.  Related party transactions
------------------------------------------------------------------------------

On July 23, 1993, the Texas State Board of Insurance approved the application for an insurance license for FIS and BMD to form a general partnership. The Company entered into a partnership agreement effective October 1, 1993 and began operations as a general partnership instead of a corporation, and, in connection therewith, changed its name to Bowen, Miclette, Descant & Britt. The agreement provides a formula for the division of profits and losses between FIS and BMD (1994 profit and losses split 52% to BMD and 48% to FIS and every year thereafter split 50% to each partner), as well as the individual rights and obligation of each partner.

BMD&B, Inc. acts as agent for BMD, FIS and the partnership (hereinafter "Affiliated Companies") for the following limited purposes: (i) to continue as lessee of the office facilities and equipment; (ii) to process specific insurance business which the Affiliated Companies decide to handle in BMD&B, Inc.'s name; and (iii) to render personnel and employment services for the Affiliated Companies, including acting as common paymaster for BMD, FIS and the partnership. As payment for rendering personnel and employment services to BMDB, BMD&B, Inc. has charged BMDB $2,500 per month, or $30,000 annually since October 1, 1993.


On August 29, 1996, Edward G. Britt, Jr.("Britt") exercised his put option under the Buy-Sell Agreement to purchase all of the assets, liabilities, and business of FIS, the 50% corporate partner of BMDB for a price to be determined by an independent third party appraiser. It is expected that Britt's purchase of FIS will be concluded in the first half of 1997. This transaction is not expected to have any significant effect on the operations of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The following table sets forth certain information with respect to the directors and executive officers of the Company.



                              Director   Principal Occupations During the Last
Name                  Age     Since      Five Years; Other Directorships
----                  ---     --------   -------------------------------------

William T. Bozarth    56      1988       Vice President and Controller of
                                         Travelers Group Inc., a diversified
                                         financial services company, since
                                         November 1991; Senior Vice President
                                         and Chief Financial Officer of Gulf
                                         Insurance Group, a property and
                                         casualty insurance company, since
                                         September 1990; Executive Vice
                                         President of the Company from March
                                         1989 until January 1990; Senior Vice
                                         President of the Company from August
                                         1984 until March 1989; a former
                                         director or officer of various present
                                         and former subsidiaries or affiliates
                                         of the Company; and, previously, a
                                         Partner of Arthur Andersen & Co., New
                                         York, New York, public accountants.

                              Director   Principal Occupations During the Last
Name                  Age     Since      Five Years; Other Directorships
                      ---     --------   -------------------------------------

Brian D. Fitzgerald   52      1990       Chairman of the Board of the Company
                                         since January 1990; President,
                                         Treasurer and a director of FGS since
                                         March 1989; and a partner, general
                                         partner, stockholder, officer and/or
                                         director of various Capital Partners
                                         entities for more than five years.
                                         Mr. Fitzgerald was a director of
                                         Bryant Universal Roofing, Inc.
                                         ("Bryant"), a privately-held Delaware
                                         corporation that on May 17, 1996 filed
                                         a petition for bankruptcy under
                                         Chapter 11 of the U.S. Bankruptcy Code
                                         in the United States Bankruptcy Court
                                         for the District of Arizona.

A. George Gebauer     63      1990       President of the Company since January
                                         1990 and Secretary of the Company
                                         since February 1994; Vice President,
                                         Secretary and a director of FGS since
                                         March 1989; and a partner, general
                                         partner, stockholder, officer and/or
                                         director of various Capital Partners
                                         entities for more than five years.
                                         Mr. Gebauer was formerly a director
                                         and executive officer of Alpha Modular
                                         Systems, Inc., a privately-held
                                         California corporation which had an
                                         involuntary petition under Chapter 7
                                         of the U.S. Bankruptcy Code filed
                                         against it on March 18, 1994 by
                                         certain of its creditors in the United
                                         States Bankruptcy Court for the
                                         Central District of California, San
                                         Bernardino division.  Mr. Gebauer also
                                         was a director of Bryant, a
                                         privately-held Delaware corporation
                                         that on May 17, 1996 filed a petition
                                         for bankruptcy under Chapter 11 of the
                                         U.S. Bankruptcy Code in United States
                                         Bankruptcy Court for the District of
                                         Arizona.

                              Director   Principal Occupations During the Last
Name                  Age     Since      Five Years; Other Directorships
----                  ---     --------   -------------------------------------

Thomas J. Gochberg    57      1979       President of TJG Holdings, Inc., a New
                                         York corporation which is the general
                                         partner of various real estate
                                         investment entities, since July 1991;
                                         President and Chief Executive Officer
                                         of the Company from its inception in
                                         November 1979 until January 1990; a
                                         former director or officer of various
                                         present and former subsidiaries or
                                         affiliates of the Company; and a
                                         director of Smith Barney, Inc., New
                                         York, New York, an investment banking
                                         holding company, from February 1979
                                         until March 1984.

Larry M. Karren       42      --         Vice President of the Company since
                                         February 1990; Vice President and
                                         Secretary of SCIGI for more than five
                                         years; current or former officer or
                                         underwriter of various present or
                                         former subsidiaries or affiliates of
                                         SCIGI.

     Each director holds office until the next annual meeting of stockholders and until his successor shall have been duly elected and qualified. Officers serve at the pleasure of the Board of Directors.

     The Board of Directors has an Audit Committee and a Stock Option Committee. The Audit Committee, which is presently composed of Messrs. Gebauer, Gochberg and Bozarth, selects the independent auditors, consults with such auditors and management with regard to the adequacy of the Company's internal accounting controls, considers any non-audit functions to be performed by the independent auditors and carries out such activities related to the financial statements of the Company as the Board of Directors shall from time to time request.

     The Stock Option Committee is composed of Messrs. Fitzgerald and Gebauer and administers the Security Capital Corporation 1982 Incentive Stock Option Plan. The Board of Directors does not have a nominating committee, compensation committee or any committee performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

     1.   SUMMARY COMPENSATION TABLE
          --------------------------

          The following Summary Compensation Table sets forth certain information about the cash and non-cash compensation earned by or awarded to the chief executive officer of the Company, A. George Gebauer, President and Secretary of the Company, and to the two other executive officers of the Company for services rendered to the Company during the fiscal years ended September 30, 1996, September 30, 1995 and September 30, 1994.

                              SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                                       --------------------
Name and Principal Position                                          All Other
                                 Fiscal Year  Salary      Bonus    Compensation
                                 -----------  -------     -----    ------------

A. George Gebauer                   1996        (1)        (1)          (1)
President and Secretary             1995        (1)        (1)          (1)
                                    1994        (1)        (1)          (1)

Brian D. Fitzgerald                 1996        (1)        (1)          (1)
Chairman of the Board               1995        (1)        (1)          (1)
                                    1994        (1)        (1)          (1)

Larry M. Karren                     1996    $121,250      $15,997     $5,237
Vice President (2) and Treasurer    1995    $110,000      $26,204     $3,938
                                    1994    $107,500      $ 8,417     $3,081
_________________________

(1) Messrs. Fitzgerald and Gebauer receive no compensation for their services as officers of the Company. CP Inc., a corporation controlled by Mr. Fitzgerald and for which Mr. Gebauer serves as an officer, is paid a management fee pursuant to the Advisory Agreement between the Company and CP Inc. Pursuant to the Advisory Agreement, CP Inc. provides certain advisory services to the Company in the areas of investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. The annual fee for such services pursuant to the Advisory Agreement is $325,000 (due in quarterly installments in advance) plus certain out-of-pocket costs (which do not include rent and utilities of CP Inc. and compensation of CP Inc. employees). Such fee is subject to appropriate adjustment should the scope of operations of the Company change, whether from an acquisition or otherwise. For example, when the Company acquired the assets of Possible Dreams, Ltd. and Columbia National Corporation, the Advisory Agreement was amended to increase the annual fee from $150,000 to $325,000. During fiscal 1996, CP Inc. was paid a fee of $227,400 and was reimbursed for expenses incurred by it of approximately $12,800. In addition, CP Inc. was reimbursed for approximately $105,000 of legal, investment banking and other expenses incurred by it on behalf of the Company in connection with
     two prospective acquisitions that failed to close.   See "Item 13.  Certain
     Relationships and Related Transactions."

(2) Includes $1,228 of insurance premiums paid by the Company on a term life insurance policy for the benefit of Mr. Karren and approximately $4,009 of Company contributions for the account of Mr. Karren under a Section 401(k) plan.

     2.   OPTION/SAR GRANTS IN LAST FISCAL YEAR
          -------------------------------------

          No Options or SARs were granted to any executive officer of the Company during the fiscal year ended September 30, 1996.

     3.   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
          --------------------------------------------------------------
YEAR-END OPTION/SAR VALUE TABLE
-------------------------------

          No Options or SARs were exercised by any executive officer of the Company during the fiscal year ended September 30, 1996. Set forth below are the number of unexercised options and the value of unexercised, in-the-money options held by executive officers of the Company at September 30, 1996.

                                           OPTION EXERCISES IN LAST FISCAL YEAR
                                             AND FISCAL YEAR END OPTION VALUES

                     Number of                     Number of Unexercised Options           Value of Unexercised In-the-Money
                     Shares Acquired     Value     Held at Fiscal Year End                 Options at Fiscal Year End(1)
Name                 On Exercise         Realized  Exercisable         Unexercisable       Exercisable         Unexercisable
------               ----------------    --------  -----------         -------------       -----------         -------------
Larry M. Karren          --                --        2,250                  --  --              --

____________________

(1) Options are "in-the-money" if the closing market price of the Company's Class A Common Stock on September 30, 1996 exceeded the exercise prices of the options. There were no in-the-money options held by executive officers of the Company at September 30, 1996.


     4.   LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS IN LAST FISCAL YEAR

          No LTIP Awards were made to any executive officer of the Company during the fiscal year ended September 30, 1996.

     5.   COMPENSATION OF DIRECTORS

          William T. Bozarth and Thomas J. Gochberg, who are not employees or officers of the Company, receive an annual fee of $5,000 plus reasonable expenses in connection with attendance at meetings of the Board of Directors or any committee thereof, but do not receive any separate fee for attendance at meetings. Messrs. Fitzgerald and Gebauer do not receive any annual fee, or any fees for attendance at meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table and the notes thereto set forth information, as of December 13, 1996, with respect to the beneficial ownership of shares of each class of equity securities of the Company by the only persons known to the Company to have beneficial ownership of more than 5% of such class, by each director of the Company, by each executive officer of the Company and by the directors and executive officers of the Company as a group. Except as otherwise indicated, each person is believed to exercise sole voting and dispositive power over the shares reported.



                                               Amount of Beneficial Ownership
                                                  As of December 13, 1996
                                      -------------------------------------------------
                                                                                     Percentage
                                                           Class A                       of           Class A
Name and Address                    Common   Percentage     Common      Percentage     Common        Preferred     Percentage
of Beneficial Owner                  Stock    of Class       Stock       of Class      Equity          Stock        of Class
Brian D. Fitzgerald                   128       34.1%      2,766,614       68.2%        68.2%           27,978        93.3%
One Pickwick Plaza
Suite 310, Greenwich
CT 06830(1)(2)

FGS, Inc.                             128       34.1%      2,711,177       66.8%        66.8%            4,160        13.9%
1105 North Market St.
Suite 1300, Wilmington,
DE 19894(1)(2)

Capital Partners, Inc.                 __         __       2,356,388       58.1%        58.1%              650         2.2%
One Pickwick Plaza
Suite 310, Greenwich,
CT 06830(1)(2)

CP Acquisition,                        __         __       2,356,388       58.1%        58.1%            23,168       77.2%
  L.P. No. 1
1105 North Market St.
Suite 1300, Wilmington,
DE 19894(1)(2)

FGS Partners, L.P.                     __         __       2,356,388       58.1%        58.1%               __         __
One Pickwick Plaza
Suite 310, Greenwich,
CT 06830(1)(2)

William T. Bozarth                     __         __            __           __          __                 __         __

A. George Gebauer(1)(2)                __         __          59,980        1.5%          1.5%              703        2.3%

Thomas J. Gochberg                     1           *           8,709         *             *                __         __

Larry M. Karren                        __         __           2,284(3)      *             *                __         __

All Directors and                      129       34.4%     2,837,587(3)    69.9%         69.9%           28,681       95.6%
Executive Officers as
a Group (5 persons)


*  Less than one percent

                                                        (FOOTNOTES ON FOLLOWING PAGE)

__________________

     (1) The following related entities are generally referred to as "Capital Partners": (a) CP Inc., a Connecticut corporation, of which Brian D. Fitzgerald is the sole stockholder and director, and A. George Gebauer is an officer; (b) Fitzgerald and Partners, a Delaware general partnership ("F&P"), of which Messrs. Fitzgerald and Gebauer are partners; (c) Capital Partners I, L.P., a New York limited partnership, of which CP Inc. and F&P are the general partners; and
          (d) 13 related Delaware limited partnerships, known collectively as "Capital Partners II," as follows: (i) CP Acquisition; (ii) CP Acquisition, L.P. No. 2; (iii) CP Acquisition, L.P. No. 3; (iv) CP Acquisition, L.P. No. 4A; (v) CP Acquisition, L.P. No. 4B; (vi) CP Acquisition, L.P. No. 5A; (vii) CP Acquisition, L.P. No. 5B; (viii) CP Acquisition, L.P. No. 6A; (ix) CP Acquisition, L.P. No. 6B; (x) CP Acquisition, L.P. No. 7A; (xi) CP Acquisition, L.P. No. 7B; (xii) CP Acquisition, L.P. No. 8A; and (xiii) CP Acquisition, L.P. No. 8B. CP Inc., FGS, a Delaware corporation, of which Mr. Fitzgerald is the controlling stockholder, president, treasurer and a director, and FGS Partners, L.P., a Connecticut limited partnership, of which CP Inc. is the general partner, are the general partners of the 13 related partnerships.

          Brian D. Fitzgerald owns of record 55,437 shares of the Class A Common Stock. CP Inc. owns of record 650 shares of the Class A Preferred Stock, CP Acquisition owns of record 2,356,388 shares of the Class A Common Stock and 23,168 shares of the Class A Preferred Stock and FGS owns of record 354,789 shares of the Class A Common Stock, 1,025 shares of the Common Stock and 4,160 shares of the Class A Preferred Stock.

     (2) Mr. Fitzgerald may be deemed to own beneficially the 55,437 shares of the Class A Common Stock owned of record by him, the 650 shares of the Class A Preferred Stock owned of record by CP Inc., the 2,356,388 shares of the Class A Common Stock and the 23,168 shares of the Class A Preferred Stock owned of record by CP Acquisition and the 354,789 shares of the Class A Common Stock, the 128 shares of the Common Stock and the 4,160 shares of the Class A Preferred Stock owned of record by FGS. Mr. Fitzgerald has shared authority to vote and dispose of the FGS-owned shares of the Class A Common Stock and the Common Stock and the Class A Preferred Stock and disclaims beneficial ownership of such FGS-owned shares for all other purposes. Mr. Gebauer is also a stockholder, officer and director of FGS and an officer of CP Inc., but he disclaims beneficial ownership of shares of the Class A Common Stock, the Common Stock and the Class A Preferred Stock owned of record by such corporations for any purpose. The ownership noted above excludes the 55,437 shares of the Class A Common Stock and the Common Stock and the 650 shares of the Class A Preferred Stock owned by the Fitzgerald Trust (of which Mr. Fitzgerald's brother is sole trustee and Mr. Fitzgerald's minor children are sole beneficiaries), as to which beneficial ownership is disclaimed for all purposes.

     (3)  Includes 2,250 shares subject to options exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

ADVISORY SERVICES AGREEMENT; ACQUISITION CRITERIA AND PROCEDURES

     On April 27, 1990, effective as of January 26, 1990, the Company entered into the Advisory Agreement with CP Inc., an entity controlled by Mr. Fitzgerald and for which Mr. Gebauer serves as an officer. Pursuant to the Advisory Agreement, CP Inc. provides certain advisory services in the areas of investments, general administration, corporate development, strategic planning,
stockholder relations, financial matters and general business policy.   The
annual fee for such services pursuant to the Advisory Agreement was $150,000 (due in quarterly installments in advance) plus certain out-of-pocket costs (which do not include rent and utilities of CP Inc. and compensation of CP Inc. employees) prior to the acquisition of the assets of Possible Dreams, Ltd. and Columbia National Corporation. In connection with such acquisition, the Advisory Agreement was amended to increase the annual fee to $325,000. Such fee is subject to appropriate adjustment should the scope of operations of the Company change again, whether from an acquisition or otherwise. In this regard, CP Inc. would likely be paid an annual fee for ongoing advisory services following an acquisition of no more than 4% to 5% of the acquired company's annual operating profit. Pursuant to the Advisory Agreement and otherwise, no compensation is paid to the current Chairman of the Board (Mr. Fitzgerald), President and Secretary (Mr. Gebauer) and Assistant Secretary (Grace Santacqua) in their respective capacities as such. During fiscal 1996, CP Inc. was paid $227,400 in fees and reimbursed for expenses incurred by it of approximately $12,800. In addition, CP Inc. was reimbursed for approximately $105,000 of legal, investment banking and other expenses incurred by it on behalf of the Company in connection with two prospective acquisitions that failed to close.

     The initial term of the Advisory Agreement was for one year commencing on January 26, 1990; thereafter, the agreement will be automatically extended for additional one-year periods unless either party gives 30 days' written notice to the other of its intention to terminate. The Advisory Agreement was automatically renewed for a one-year period commencing January 26, 1997.

     The Advisory Agreement confirms that, from time to time, CP Inc. may present acquisition opportunities to the Company that it believes may be appropriate for the Company, but that CP Inc. is under no obligation to present any or all acquisition candidates of which it is aware to the Company except for insurance agency businesses. If the Company or any of its subsidiaries completes any acquisition which was presented by CP Inc., the Company is obligated to pay CP Inc. an investment banking fee at the usual and customary rate for transactions of such size and complexity. This fee is likely to be in the range of 1% to 1-1/2% of the aggregate purchase price for the acquisition.

     While enterprises proposed for acquisition may be in any line of business, to date the acquisitions in which CP Inc. and its affiliates have participated have been primarily in the manufacturing, distribution and service fields. Consistent with the investment strategies and principles utilized by CP Inc., the Company currently intends in general to focus upon, as potential targets, established companies of medium size with histories of earnings and cash flow stability, favorable earnings growth prospects, good management and strong competitive positions. It is currently the Company's plan that acquisitions will be undertaken directly or by one or more subsidiaries of the Company, with financing achieved through equity contributed by the Company and debt and subordinated debt raised at the subsidiary or parent level. It may be necessary to issue preferred stock, common equity or warrants or options to purchase common equity of the Company or of the acquired entity to one or more lenders in order to obtain the financing. In some instances, it may be possible to obtain financing from the sellers of the acquired entity in the form of subordinated notes or earn-outs. Such sellers may also receive shares of common equity or warrants or options to purchase the same of the Company or the acquired entity. Typically, certain members of management of the acquired entity will be granted incentives (usually equity-based) to remain with the acquired entity following the acquisition. The companies targeted usually will have annual operating profits of $3,000,000 to $10,000,000. Consequently, purchase prices should range from approximately $10,000,000 to $75,000,000. Under such acquisition strategy, significant uncertainties involving product life cycles, volatile market demand, organization changes and other major turnaround aspects will generally disqualify a prospect. The acquisition criteria set forth above are only guidelines and may change from time to time in response to market conditions, the Company's financial condition and results of operations and other factors.

     In connection with its acquisition activities on behalf of the Company, other portfolio companies and for its own account, CP Inc. maintains ongoing relationships with hundreds of merger and acquisition intermediary firms, ranging from large investment banks and accounting firms to small business brokerages. In a typical year, CP Inc. receives over 1,000 leads on companies which are or might be for sale. Of these, perhaps 100 are sufficiently close to the Company's acquisition criteria set forth above to merit further consideration.

     CP Inc. may decide at some future date to present one of its portfolio companies to the Company for possible acquisition. Any such acquisition would be submitted to the Company's independent directors for their approval.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------   ----------------------------------------------------------------

     (a) (1) and (2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                      ------------------------------------------------------

               See "Index to Financial Statements and Schedules" set forth in
               Item 8 on page 17 of this Form 10-K.

     (a) (3).  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K
               -----------------------------------------------------------

               The documents required to be filed as exhibits to this Form 10-K are listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K is marked with an asterisk.


EXHIBIT NO.    DESCRIPTION OF DOCUMENT
----------     -----------------------

     3.1  -    Restated Certificate of Incorporation of the Registrant
               (incorporated by reference to Exhibit 2 to the Registrant's Form
               8-K Current Report dated June 22, 1990), and amendment thereto
               (incorporated by reference to Exhibit 1 to the Registrant's Form
               8-K Current Report dated February 23, 1994).

     3.1A - Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant.

     3.1B - Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant.

     3.2  -    By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated June 22, 1990).

     4.2  -    Reference is made to Exhibit 3.1.

   *10.1  -    Security Capital Corporation 1982 Incentive Stock Option
               Plan, as amended through December 10, 1990 (incorporated by reference to Exhibit (10)(A) to the Registrant's Form 10-K
               Annual Report for the fiscal year ended September 30, 1990).

    10.4  -    Stock Purchase Agreement between Security Capital Corporation and
               FGS, Inc. dated January 26, 1990, as amended May 14, 1990
               (incorporated by reference to Exhibit (c) to the Registrant's
               Form 8-K Current Report dated January 26, 1990 and Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (Reg.
               33-34324) as filed on May 17, 1990).

    10.5  -    Agreement Regarding Adjustment of Purchase Price Pursuant to
               Section 2 of Stock Purchase Agreement between Security Capital
               Corporation and FGS, Inc., executed

               September 28, 1990, between and among the Corporation, FGS, Inc., CP Acquisition, L.P. No. 1 and Mr. John A. Bogardus, Jr. (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated September 28, 1990).

     10.7 - Advisory Services Agreement dated as of April 27, 1990 and effective as of January 26, 1990, between Security Capital Corporation and Capital Partners, Inc. (incorporated by reference to Exhibit (10)(B) to the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 1991).

     10.10 - Agency and Management Services Agreement dated as of September 1, 1992 (the "Agency Agreement") between Foster Insurance Managers, Inc. ("FIM") and Foster Insurance Services, Inc. ("FIS") (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated October 16, 1992).

     10.10A - Amendment, dated September 30, 1994, to the Agency Agreement between FIM and FIS (incorporated by reference to Exhibit 10.10A to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1994).

     10.11 - Buy-Sell Agreement dated as of September 1, 1992 between FIM, Edward G. Britt, Jr., and FIS (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current Report dated October 16, 1992).

     10.12 - Agreement dated September 1, 1992 between FIS, Edward G. Britt, Jr., FIM and Larry M. Karren (incorporated by reference to Exhibit 10(O) to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1992).

     10.13 - Interim Agreement dated October 30, 1992 between FIS, FIM, Bowen, Miclette & Descant, Inc. ("BMD"), Samuel F. Bowen, David G. Miclette, D. Michael Descant, William G. Bowen, Jr., Thomas C. Cook, and Edward G. Britt, Jr. (incorporated by reference to Exhibit 10(P) to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1992).

     10.14 - Office Lease Agreement dated October 9, 1992 between Telephone Real Estate Equity Trust, Karsten Realty Advisors, FIS, BMD and Bowen, Miclette, Descant & Britt, Inc. ("BMD&B Inc."), including Addendum One thereto (incorporated by reference to Exhibit 10(Q) to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1992).

     10.14A - Addendum Two dated July 1, 1994 to Office Lease Agreement dated October 9, 1992 between Telephone Real Estate Equity Trust, Karsten Realty Advisors, FIS, BMD and BMD&B Inc. (incorporated by reference to Exhibit 10.14A to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1995).

     10.14B - Addendum Three dated January 9, 1995 to Office Lease Agreement dated October 9, 1992 between Telephone Real Estate Equity Trust, Karsten Realty Advisors, FIS, BMD and BMD&B Inc. (incorporated by reference to Exhibit 10.14B to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1995).

     10.15 - Management Services Agreement dated August 10, 1994 between FIS, BMD and BMD&B Inc. (incorporated by reference to
               Exhibit 10.15 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 1994).

     10.16 - Personnel Services and Clarification Agreement dated June 15, 1994 among BMD, FIS, BMD&B Inc. and Bowen, Miclette, Descant & Britt (the "Partnership") (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-Q Quarterly Report for the period year ended June 30, 1994).

     10.17 - Partnership Agreement of the Partnership dated June 15, 1994 between BMD and FIS (incorporated by reference to Exhibit 3 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 1994).

     10.18 - Stock Purchase Agreement effective the 1st day of January, 1993 among Edward C. Britt, Patricia C. Britt, Larry M. Karren, Jodi S. Karren, FIS, FIM and BMD&B Inc.
               (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1995).

     10.19 - Subscription Agreement dated as of March 28, 1994 between the Registrant and CP Acquisition, L.P. No. 1 ("CP
               Acquisition") (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-74680)).

     10.20 - Registration Rights Agreement and Amendment to Stock Purchase Agreement dated as of March 28, 1994 among the Registrant, CP Acquisition and FGS, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-74680)).

     10.21 - Undertaking dated March 28, 1994 from Brian D. Fitzgerald to the Registrant. (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-74680)).

     10.22 - Shareholder Agreement effective as of the 1st day of January, 1993 by and among BMD, David G. Miclette, Dennis Michael Descant, Samuel F. Bowen, William G. Bowen, Larry M. Karren, their respective spouses, BMD&B Inc., FIM and FIS (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1995).

     10.23 - Asset Purchase Agreement dated as of May 17, 1996 by and among Possible Dreams, Ltd., a Massachusetts corporation, Columbia National Corporation, a Massachusetts corporation, Leonard Miller, Richard L. Seegal, as trustee of the Samuel
               C. Miller Trust u/d/t 8/5/85, Warren Stanley and Arnold Lee and Possible Dreams, Ltd., a Delaware corporation ("Possible Dreams") (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.24 - Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.25 - Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation.

     10.26 - Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.27 - Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation.

     10.28 - Credit Agreement dated as of May 17, 1996 among Possible Dreams, P.D. Holdings, Inc., a Delaware corporation ("Holdings"), the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.29  -  Warrant dated May 17, 1996 from Possible Dreams to
               NationsCredit (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.30 - Warrantholders Rights Agreement dated as of May 17, 1996 among Possible Dreams, Holdings, Security Capital Corporation ("Security Capital"), Warren Stanley and Arnold Lee and NationsCredit (incorporated by reference to Exhibit 6 to the Registrant's Form 8-K Current Report dated May 17,
               1996).

     10.31 - Security Capital Pledge and Guarantee Agreement dated as of May 17, 1996 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 7 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.32 - Holdings Pledge Agreement dated as of May 17, 1996 among Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 8 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.33 - Investors Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent
               (incorporated by reference to Exhibit 9 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.34 - Sellers Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent
               (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.35 - Stockholders' Agreement dated as of May 17, 1996 among Holdings, Arnold Lee, Warren Stanley and Security Capital (incorporated by reference to Exhibit 11 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.36 - Employment, Consulting and Non-Competition Agreement dated May 17, 1996 by and between Possible Dreams and Warren Stanley (incorporated by reference to Exhibit 12 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.37 - Employment, Consulting and Non-Competition Agreement dated May 17, 1996 by and between Possible Dreams and Arnold Lee (incorporated by reference to Exhibit 13 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.38 - First Amendment to Advisory Services Agreement dated as of May 17, 1996 by and between Security Capital and Capital Partners, Inc (incorporated by reference to Exhibit 14 to the Registrant's Form 8-K Current Report dated May 17,
               1996).

     10.39 - Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 15 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     21     -  Subsidiaries of the Registrant.

     23     -  Consent of Deloitte & Touche LLP.

     27     -  Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K.

          A Form 8-K/A, dated July 30, 1996, was filed on August 2, 1996 reporting under Items 2 and 7 of Form 8-K. The following combined financial statements and notes thereto of Possible Dreams, Ltd. and Columbia National Corporation, each a Massachusetts corporation, were filed with such Form 8-K/A:

               (i)  Independent Auditors' Report.

               (ii) Combined balance sheets as of December 31, 1994 and 1995 and as of March 31, 1996 (unaudited).

               (iii) Combined statements of income (loss) for the years ended December 31, 1993, 1994 and 1995 and for the three months ended March 31, 1995 (unaudited) and 1996 (unaudited).

               (iv) Combined statements of retained earnings for the years ended December 31, 1993, 1994 and 1995 and for the three months ended March 31, 1995 (unaudited) and 1996 (unaudited).

               (v) Combined statements of cash flows for the years ended December 31, 1993, 1994 and 1995 and for the three months ended March 31, 1995 (unaudited) and 1996 (unaudited).

               (vi) Notes to combined statements for the years ended December 31, 1993, 1994 and 1995 and for the three months ended March 31, 1995 (unaudited) and 1996 (unaudited).

          The following pro forma financial information and notes thereto of the Company were filed with such Form 8-K/A:

               (i)  Introduction to pro forma financial information.

               (ii) Pro forma combined balance sheet as of March 31, 1996 (unaudited).

               (iii) Pro forma combined statement of operations for the fiscal year ended September 30, 1995 (unaudited).

               (iv) Pro forma combined statement of operations for the six months ended March 31, 1996 (unaudited).

               (v) Notes to pro forma financial information.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SECURITY CAPITAL CORPORATION


                              By: /S/ A. GEORGE GEBAUER
                                  ---------------------
                                   A. George Gebauer
                                   President

                              Date: January 10, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date or dates indicated.

SIGNATURE                              POSITION                    DATE
---------                              --------                    ----


/S/ A. GEORGE GEBAUER         President, Secretary and Director    January 10,
-------------------------     (Principal Executive Officer)        1997
A. George Gebauer

/S/ LARRY M. KARREN           Vice President (Principal Financial  January 10,
-------------------------     and Accounting Officer)              1997
Larry M. Karren


/S/ BRIAN D. FITZGERALD       Director and Chairman                January 10,
-------------------------     of the Board                         1997
Brian D. Fitzgerald


/S/ WILLIAM T. BOZARTH        Director                             January 10,
-------------------------                                           1997
William T. Bozarth


/S/ THOMAS J. GOCHBERG        Director                             January 10,
-------------------------                                           1997
Thomas J. Gochberg

                                    EXHIBIT INDEX
                                    -------------

                                                                                        Sequentially
Exhibit No.    Description of Document                                                  Numbered Page
-----------    -----------------------                                                  --------------
     3.1  -    Restated Certificate of Incorporation of the Registrant
               (incorporated by reference to Exhibit 2 to the Registrant's
               Form 8-K Current Report dated June 22, 1990), and amendment thereto (incorporated by reference to Exhibit 1 to the
               Registrant's Form 8-K Current Report dated February 23,
               1994).

     3.1A -    Certificate of Amendment dated March 27, 1996 to Restated
               Certificate of Incorporation of the Registrant.

     3.1B -    Certificate of Amendment dated March 27, 1996 to Restated
               Certificate of Incorporation of the Registrant.

     3.2  -    By-laws of the Registrant (incorporated by reference to
               Exhibit 3 to the Registrant's Form 8-K Current Report dated
               June 22, 1990).

     4.2  -    Reference is made to Exhibit 3.1.

     *10.1- Security Capital Corporation 1982 Incentive Stock Option Plan, as amended through December 10, 1990 (incorporated by reference to Exhibit (10)(A) to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1990).

     10.4 -    Stock Purchase Agreement between Security Capital
               Corporation and FGS, Inc. dated January 26, 1990, as amended
               May 14, 1990 (incorporated by reference to Exhibit (c) to the Registrant's Form 8-K Current Report dated January 26,
               1990 and Exhibit 10.7 to the Registrant's Registration
               Statement on Form S-4 (Reg. 33-34324) as filed on May 17,
               1990).

     10.5 -    Agreement Regarding Adjustment of Purchase Price Pursuant to
               Section 2 of Stock Purchase Agreement between Security
               Capital Corporation and FGS, Inc., executed September 28,
               1990, between and among the Corporation, FGS, Inc., CP
               Acquisition, L.P. No. 1 and Mr. John A. Bogardus, Jr.
               (incorporated by reference to Exhibit 1 to the Registrant's
               Form 8-K Current Report dated September 28, 1990).

     10.7 - Advisory Services Agreement dated as of April 27, 1990 and effective as of January 26, 1990, between Security Capital
               Corporation and Capital Partners, Inc. (incorporated by reference





                                                                                       Sequentially
Exhibit No.    Description of Document                                                  Numbered Page
-----------    -----------------------                                                  --------------


               to Exhibit (10)(B) to the Registrant's Form 10-Q Quarterly
               Report for the period ended March 31, 1991).

     10.10-    Agency and Management Services Agreement dated as of September 1,
               1992 (the "Agency Agreement") between Foster Insurance Managers,
               Inc. ("FIM") and Foster Insurance Services, Inc. ("FIS")
               (incorporated by reference to Exhibit 1 to the Registrant's Form
               8-K Current Report dated October 16, 1992).

     10.10A- Amendment, dated September 30, 1994, to the Agency Agreement between FIM and FIS (incorporated by reference to Exhibit
               10.10A to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1994).

     10.11 -   Buy-Sell Agreement dated as of September 1, 1992 between
               FIM, Edward G. Britt, Jr., and FIS (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current
               Report dated October 16, 1992).

     10.12 -   Agreement dated September 1, 1992 between FIS, Edward G.
               Britt, Jr., FIM and Larry M. Karren (incorporated by reference to Exhibit 10(O) to the Registrant's Form 10-K
               Annual Report for the fiscal year ended September 30, 1992).

     10.13 -   Interim Agreement dated October 30, 1992 between FIS, FIM,
               Bowen, Miclette & Descant, Inc. ("BMD"), Samuel F. Bowen,
               David G. Miclette, D. Michael Descant, William G. Bowen,
               Jr., Thomas C. Cook, and Edward G. Britt, Jr. (incorporated by reference to Exhibit 10(P) to the Registrant's Form 10-K
               Annual Report for the fiscal year ended September 30, 1992).

     10.14 -   Office Lease Agreement dated October 9, 1992 between
               TelephoneReal Estate Equity Trust, Karsten Realty Advisors,
               FIS, BMD and Bowen, Miclette, Descant & Britt, Inc. ("BMD&B
               Inc."), including Addendum One thereto (incorporated by reference to Exhibit 10(Q) to the Registrant's Form 10-K
               Annual Report for the fiscal year ended September 30, 1992).

     10.14A- Addendum Two dated July 1, 1994 to Office Lease Agreement dated October 9, 1992 between Telephone Real Estate Equity
               Trust, Karsten Realty Advisors, FIS, BMD and BMD&B Inc.
               (incorporated by reference to Exhibit 10.14A to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1995).





                                                                                        Sequentially
Exhibit No.    Description of Document                                                  Numbered Page
-----------    -----------------------                                                  --------------

     10.14B -  Addendum Three dated January 9, 1995 to Office Lease
               Agreement dated October 9, 1992 between Telephone Real
               Estate Equity Trust, Karsten Realty Advisors, FIS, BMD and
               BMD&B Inc. (incorporated by reference to Exhibit 10.14B to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1995).

     10.15-    Management Services Agreement dated August 10, 1994 between
               FIS, BMD and BMD&B Inc. (incorporated by reference to
               Exhibit 10.15 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 1994).

     10.16-    Personnel Services and Clarification Agreement dated June
               15, 1994 among BMD, FIS, BMD&B Inc. and Bowen, Miclette,
               Descant & Britt (the "Partnership") (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-Q
               Quarterly Report for the period year ended June 30, 1994).

     10.17-    Partnership Agreement of the Partnership dated June 15, 1994 between BMD and FIS (incorporated by reference to Exhibit 3 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 1994).

     10.18-    Stock Purchase Agreement effective the 1st day of January,
               1993 among Edward C. Britt, Patricia C. Britt, Larry M.
               Karren, Jodi S. Karren, FIS, FIM and BMD&B Inc.
               (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1995).

     10.19- Subscription Agreement dated as of March 28, 1994 between the Registrant and CP Acquisition, L.P. No. 1 ("CP
               Acquisition") (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (Reg.
               No. 33-74680)).

     10.20-    Registration Rights Agreement and Amendment to Stock
               Purchase Agreement dated as of March 28, 1994 among the Registrant, CP Acquisition and FGS, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant's Registration
               Statement on Form S-1 (Reg. No. 33-74680)).

     10.21- Undertaking dated March 28, 1994 from Brian D. Fitzgerald to the Registrant. (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (Reg.
               No. 33-74680)).





                                                                                        Sequentially
Exhibit No.    Description of Document                                                  Numbered Page
-----------    -----------------------                                                  --------------

     10.22- Shareholder Agreement effective as of the 1st day of January, 1993 by and among BMD, David G. Miclette, Dennis
               Michael Descant, Samuel F. Bowen, William G. Bowen, Larry M.
               Karren, their respective spouses, BMD&B Inc., FIM and FIS
               (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1995).

     10.23- Asset Purchase Agreement dated as of May 17, 1996 by and among Possible Dreams, Ltd., a Massachusetts corporation,
               Columbia National Corporation, a Massachusetts corporation,
               Leonard Miller, Richard L. Seegal, as trustee of the Samuel
               C. Miller Trust u/d/t 8/5/85, Warren Stanley and Arnold Lee and Possible Dreams, Ltd., a Delaware corporation ("Possible
               Dreams") (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.24- Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000, from Possible Dreams to Possible
               Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current
               Report dated May 17, 1996).

     10.25-    Corrective Amendment dated November 25, 1996 to Subordinated
               Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a
               Massachusetts corporation.

     10.26- Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000, from Possible Dreams to Columbia
               National Corporation (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated May 17,
               1996).

     10.27-    Corrective Amendment dated November 25, 1996 to Subordinated
               Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation.

     10.28-    Credit Agreement dated as of May 17, 1996 among Possible
               Dreams, P.D. Holdings, Inc., a Delaware corporation
               ("Holdings"), the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as
               Agent (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.29-    Warrant dated May 17, 1996 from Possible Dreams to
               NationsCredit





                                                                                        Sequentially
Exhibit No.    Description of Document                                                  Numbered Page
-----------    -----------------------                                                  --------------

               (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K Current Report dated May 17,
               1996).

     10.30- Warrantholders Rights Agreement dated as of May 17, 1996 among Possible Dreams, Holdings, Security Capital
               Corporation ("Security Capital"), Warren Stanley and Arnold
               Lee and NationsCredit (incorporated by reference to Exhibit
               6 to the Registrant's Form 8-K Current Report dated May 17,
               1996).

     10.31-    Security Capital Pledge and Guarantee Agreement dated as of
               May 17, 1996 between Security Capital and NationsCredit, as
               Agent (incorporated by reference to Exhibit 7 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.32-    Holdings Pledge Agreement dated as of May 17, 1996 among
               Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 8 to the Registrant's Form 8-K Current
               Report dated May 17, 1996).

     10.33- Investors Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders
               (as defined therein) and NationsCredit, as Agent
               (incorporated by reference to Exhibit 9 to the Registrant's
               Form 8-K Current Report dated May 17, 1996).

     10.34- Sellers Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders
               (as defined therein) and NationsCredit, as Agent
               (incorporated by reference to Exhibit 10 to the Registrant's
               Form 8-K Current Report dated May 17, 1996).

     10.35-    Stockholders' Agreement dated as of May 17, 1996 among
               Holdings, Arnold Lee, Warren Stanley and Security Capital
               (incorporated by reference to Exhibit 11 to the Registrant's
               Form 8-K Current Report dated May 17, 1996).

     10.36-    Employment, Consulting and Non-Competition Agreement dated
               May 17, 1996 by and between Possible Dreams and Warren
               Stanley (incorporated by reference to Exhibit 12 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     10.37-    Employment, Consulting and Non-Competition Agreement dated





                                                                                        Sequentially
Exhibit No.    Description of Document                                                  Numbered Page
-----------    -----------------------                                                  --------------

               May 17, 1996 by and between Possible Dreams and Arnold Lee
               (incorporated by reference to Exhibit 13 to the Registrant's
               Form 8-K Current Report dated May 17, 1996).


     10.38-    First Amendment to Advisory Services Agreement dated as of
               May 17, 1996 by and between Security Capital and Capital
               Partners, Inc (incorporated by reference to Exhibit 14 to the Registrant's Form 8-K Current Report dated May 17,
               1996).

     10.39-    Consolidated Income Tax Sharing Agreement dated as of May
               17, 1996 among Possible Dreams, Holdings and Security
               Capital (incorporated by reference to Exhibit 15 to the Registrant's Form 8-K Current Report dated May 17, 1996).

     21   -    Subsidiaries of the Registrant.

     23   -    Consent of Deloitte & Touche LLP.

     27   -    Financial Data Schedule.


