Form 10-Q
period 1996-12-31
SECURITY CAPITAL CORP/DE/
filed 1997-03-31
CIK 314340

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

  [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

  [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from October 1, 1996 to December 31, 1996.

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of March 31, 1997 there were 4,059,766 outstanding shares of Class A Common Stock, par value $ .01, and 392 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Income
                                           For the Three Months
                                                   Ended
                                               December 31,
--------------------------------------------------------------------
                                             1996           1995
--------------------------------------------------------------------
                                           (Dollars in thousands,
                                         except per share amounts)
Product sales                                 $  5,073     $      -

Cost of goods sold                               2,476            -
--------------------------------------------------------------------
Gross profit                                  $  2,597     $
--------------------------------------------------------------------
Selling, general and administrative              1,710           72
--------------------------------------------------------------------
Operating income(loss)                        $    887     $    (72)
--------------------------------------------------------------------
OTHER INCOME(EXPENSE)
Income from joint enterprise                  $   (211)    $    (90)
Interest income                                     98          158
Interest expense                                  (507)           -
Other income                                        16           16
--------------------------------------------------------------------
Total other income(expense)                   $   (604)    $     84
--------------------------------------------------------------------
Minority interest share of net income              (55)           -
--------------------------------------------------------------------
Income before provision for
    Federal income tax                        $    228     $     12
Provision for Federal income taxes                 103            -
--------------------------------------------------------------------
Net income                                    $    125     $     12
Less preferred stock dividends                    (113)        (113)
--------------------------------------------------------------------
Net income(loss) applicable to common
stockholders                                  $     12     $   (101)
--------------------------------------------------------------------

Net income(loss) per common share:            $   (.00)    $ (.02)*
--------------------------------------------------------------------
--------------------------------------------------------------------
Weighted average shares outstanding              4,060       4,060*
--------------------------------------------------------------------
* Restated for one-for-eight reverse stock split.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

 Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------
                                         December 31,     September 30,
                                             1996             1996
--------------------------------------------------------------------------
                                          (Unaudited)       (Audited)
--------------------------------------------------------------------------
ASSETS
( In thousands, except par value and shares)
Current assets:
Cash and cash equivalents           $            8,010   $          8,706
Account receivable (net of
   allowance for doubtful
   accounts of $250 and $412)                    3,063              9,793
Inventory                                        3,612              5,010
Other current assets                               628                278
                                        ---------------    ---------------
Total current assets                            15,313             23,787

Property and equipment (net of
accumulated depreciation of
$211 and $200)                                   1,095              1,105
Intangible assets (net of
   accumulated amortization of
   $353 and $215)                                8,984              9,122
Investment in and advances to
joint enterprise                                     -                 87
Licenses and other assets                          405                401
--------------------------------------------------------------------------
Total Assets                        $           25,797   $         34,502
--------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
Note payable - Bank                 $            1,000   $          8,884
Current portion of long-term debt                  950              1,010
Accounts payable                                 1,047              1,646
Accrued expenses and other
liabilities                                        407                466
                                        ---------------    ---------------
Total current liabilities                        3,404             12,006

Long-term debt, less current
portion                                         10,047             10,329
Minority interest                                  913                858
--------------------------------------------------------------------------
Total Liabilities                   $           14,364   $         23,193
--------------------------------------------------------------------------
Commitments and Contingencies       $                -   $              -
--------------------------------------------------------------------------
Class A preferred stock
(redeemable), $.01
par value, 50,000 shares
authorized, 30,000
shares issued (including
dividends in arrears
of $1,537 and $1,425)               $            4,537   $          4,425
--------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
   7,500 shares   authorized; 551
   shares issued                    $                -   $              -
Class A common stock, $.01 par
   value,   10,000,000 shares
   authorized; 4,378,183 shares
   issued                                           44                 44
Preferred stock, $.01 par value,
   2,500,000    shares
   authorized; none issued                           -                  -
Additional paid-in capital                      62,544             62,544
Accumulated deficit                            (50,477)           (50,489)
Less: Treasury stock, at cost,
   318,576 shares                               (5,215)            (5,215)
--------------------------------------------------------------------------
Total Stockholders' Equity          $            6,896   $          6,884
--------------------------------------------------------------------------
--------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                $           25,797   $         34,502
--------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
Security Capital Corporation and Subsidiaries
(Unaudited)
-------------------------------------------------------------------
                                        For the Three Months Ended
                                               December 31,
-------------------------------------------------------------------
                                               1996           1995
-------------------------------------------------------------------

                                 (In thousands)
Cash flows from operating activities:
Net income                            $         125  $          12
Adjustments to reconcile net income
to net cash provided (used) by
operating activities:
Depreciation and amortization of
property
and equipment, and amortization
of
   deferred items                               182              1
   Minority interest                            (41)             -
   Changes in operating assets and
   liabilities, net   of effects
   from acquisition of business
Decrease in accounts receivable               6,731              -
       Decrease in inventories                1,398              -
       (Increase)decrease in other
        assets                                 (268)           291
       Decrease in accounts payables           (598)             -
            Increase(decrease) in
accrued
expenses and other liabilities                   37           (271)
-------------------------------------------------------------------
Net cash provided (used) by
operating activities                          7,566             33
-------------------------------------------------------------------
Cash flows from investing
activities:                                                      -
   Purchase of property and
equipment                                       (3)              -

-------------------------------------------------------------------
Net cash provided (used) by
investing activities                            (3)              -
-------------------------------------------------------------------

Cash flows from financing
activities:                                                      -
   Repayment of notes payable - bank         (7,884)             -
   Repayment of term loans                     (375)             -

-------------------------------------------------------------------
-------------------------------------------------------------------
Net cash provided (used) by
financing activities                         (8,259)             -
-------------------------------------------------------------------

Increase in cash and cash
equivalents                                    (696)            33

Cash and cash equivalents,
beginning of year                             8,706          9,794

-------------------------------------------------------------------
Cash and cash equivalents, end of
year                                  $       8,010  $       9,827
-------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
-------------------------------------------------------------------------
(1)  Accounting and Financial Reporting Policies
-------------------------------------------------------------------------

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

Security Capital's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods, consisting only of normal recurring items, considered necessary for a fair presentation of the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Security Capital believes that the accompanying disclosures are adequate to make the information presented not misleading. Prior period financial statements are presented for comparative purposes. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the latest Annual Report of Security Capital on Form 10-K.

This report is a transitional report, due to the Company's Board of Directors, on February 13, 1997, approving the change in fiscal years from September 30 to December 31. This change to a calendar year will more accurately reflect the business cycle of the collectibles industry. This report is being filed pursuant to Rule 240.13a-10(c) under the Securites Exchange Act of 1934, as amended, for the period October 1, 1996 through December 31, 1996.

-------------------------------------------------------------------------
(2)  Federal Income Taxes
-------------------------------------------------------------------------

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

The tax effects of the items comprising the Company's net deferred tax assets at September 30, 1996 in the Company's statement of financial position are as follows:

                                                September 30, 1996
             Deferred tax assets:                 (In thousands)
                  Allowance for doubtful
             accounts                          $              39
                  Operating loss
             carryforwards                                12,122
                  Accelerated
             depreciation                                    (17)
                                                 ----------------
                                                          12,144

                  100%  Valuation
             allowance                                   (12,144)

             Net deferred tax  asset           $             -0-
                                                 ================

The Company continued to provide a 100% valuation allowance on all net deferred tax assets at September 30, 1996. In addition, the net deferred tax assets at December 31, 1996 have not changed materially since September 30, 1996.

Security Capital files a consolidated Federal income tax return with its subsidiaries. At September 30, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $17.0 million, the expiration dates of which are as follows:

---------------------------------------------------------------------
  September 30,                                               Amount
---------------------------------------------------------------------

(In thousands)
       1998                                          $           200
       1999                                                    2,500
       2000                                                    1,300
       2001                                                    3,600
       2002                                                    1,800
       2003                                                    4,000
       2004                                                    2,400
       2006                                                      400
       2007                                                      200
       2008                                                      600
---------------------------------------------------------------------
---------------------------------------------------------------------
                                                     $        17,000
---------------------------------------------------------------------


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

-------------------------------------------------------------------------
(3)  Earnings Per Share  Fiscal Year 1996 and Fiscal Year 1995
-------------------------------------------------------------------------

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

On March 20, 1996, the stockholders of the Company approved a proposal to amend the Restated Certificate of Incorporation of the Company to effect a one-for-eight reverse stock split of the Class A Common Stock and of the Common Stock. All references to the number of Common and Class A Common shares and per share data in the financial statements have been restated to reflect the reverse stock split for periods ending December 31, 1995 or prior.

 The weighted average number of shares outstanding after the one-for-eight reverse stock split used in the computation of primary and fully diluted earnings per share is as follows (in thousands):

                         Fiscal Year 1996        Fiscal Year 1995
                              3 MONTHS                3 MONTHS
                              --------                --------
Primary                         4,060                  4,060*

Fully diluted                   4,060                  4,060*

 * Restated for one-for-eight reverse stock split.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- All reference to earnings per common share for periods ending on December 31, 1995 or prior have been restated for the one-for-eight reverse stock split.

Security Capital had net income of $125,000 for the three month period ended December 31, 1996. This compares to net income of $12,000 for the same three month period of the prior fiscal year. The Company reported no net income per common share (after accrual for Class A Preferred Stock dividends) for the three month period ended December 31, 1996 as compared to a net loss per share (after accrual for Class A Preferred Stock Dividends) of $.02 for the same three month period of the prior fiscal year.

As previously reported, Possible Dreams, Ltd., a Delaware corporation and a subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd., and Columbia National Corporation("Sellers"), both Massachusetts corporations, on May 17, 1996. The Sellers were engaged in the business of designing, importing, warehousing and distributing collectible Christmas figurines and ornaments and, to a lesser extent, religious statues. Product sales of the Company increased to $5,073,000 and gross profit increased to $2,597,000 for the quarter, due to the addition of Possible Dreams to the Company's consolidated financial statements. Selling, general and administrative expense, which increased by $1,638,000 for the quarter to $1,710,000, was also impacted by this event. The Company reported operating income for the current quarter of $887,000 as compared to an operating loss of $72,000 for the same prior fiscal year quarter. The current quarter results reflect the seasonal nature of Possible Dreams business, which is typically strongest in the third and fourth calendar year quarters. The Company incurred interest expense of $507,000 for the current quarter as compared to no interest cost for the same prior year fiscal quarter. This increase in interest cost during the current quarter was attributable to debt incurred to acquire Possible Dreams as well as borrowing incurred by Possible Dreams for working capital during its busiest seasonal period.

The Company's percentage of the net revenues and expenses of Bowen, Miclette, Descant & Britt ("BMD&B") is included under the caption "Income(loss) from Joint Enterprise". The loss amounted to $211,000 for the three month period ended December 31, 1996. This compares to a loss of $90,000 for the same period of the prior fiscal year. BMD&B's income was down due to reduced commercial commissions primarily due to the soft insurance market in the state of Texas.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $696,000 to $8,010,000 at December 31, 1996 as compared to $8,706,000 at September 30, 1996. The decrease in cash and cash equivalents was primarily attributable to the payment by Possible Dreams to the bank pursuant to its credit agreement with the bank. The Company's consolidated working capital at December 31, 1996, however, increased by $128,000 to $11,909,000 from $11,781,000 at September 30, 1996. This slight increase in working capital was attributable to the seasonal nature of the business of Possible Dreams.

Possible Dreams' lender has provided various credit facilities to Possible Dreams, which includes funds to partially finance the acquisition of Possible Dreams, refinance existing bank debt of the Sellers, provide for seasonal working capital and letter of credit requirements and to pay transaction expenses. These facilities consist of a revolving credit facility and $9,250,000 in amortizing term debt maturing from five to seven years from the closing date. The Company, due to certain covenants in the credit agreement, is required to pay down its revolving line of credit to $1,000,000 for a 15 consecutive day period during the first quarter of each fiscal year after December 31, 1996. Possible Dreams paid to the lender $7,884,000 in working capital loan payments to comply with this covenant and $375,000 in term debt pursuant to its credit agreement with the lender during the quarter.

The Company had no major capital expenditures during the quarter and expects no major capital expenditures during calendar 1997. The Company is in the process of completing the sale of its insurance brokerage business which is expected to close during calendar year 1997. The Company believes that with the addition of Possible Dreams, the cash flow of the Company's insurance agency affiliate, Foster Insurance Services, Inc., proceeds from the sale of such business and cash and cash equivalents at December 31, 1996, there will be sufficient cash on hand to meet the Company's working capital and operating expenditure requirements during calendar year 1997 and to compete for other acquisition opportunities.

                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

                None

ITEM 3...DEFAULT UPON SENIOR SECURITIES

      (a)   None

      (b) The Company's Class A Preferred Stock bears a dividend of 15% per annum payable. Upon redemption or the liquidation of the Company, dividends on Preferred Stock are payable only out of cumulative net income since January 1990. (At a redemption date or upon the liquidation of the Company, accumulated but unpaid dividends are payable in full regardless of earnings since January 1, 1990.) Therefore, since there has been a cumulative net loss since January 1, 1990 of approximately $331,000, preferred stock dividends of $1,537,500 accrued from July 30, 1993 to December 31, 1996 were in arrears at December 31, 1996.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS:         None

      (b)
         DATE OF FILING       DATE OF EVENT REPORTED        ITEMS
         10-17-96                    8-29-96                Item 5
                                                            Other events

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SECURITY CAPITAL CORPORATION



Date: March 31, 1997            By:  A. George Gebauer
                                     A. George Gebauer, President

Date: March 31, 1997            By: Larry M. Karren
                                    Larry M. Karren, Treasurer
                                   (Principal Financial and
                                    Accounting Officer)