Form 10-Q
period 1997-03-31
SECURITY CAPITAL CORP/DE/
filed 1997-05-15
CIK 314340

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark one)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1997.

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to_______.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No [ ].

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of May 14, 1997 there were 4,059,766 outstanding shares of Class A Common Stock, par value $ .01, and 392 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
-----------------------------------------------------------------------
                                                   For the Three Months
                                                          Ended
                                                         March 31,

----------------------------------------------------------------------------
                                                 1997               1996
----------------------------------------------------------------------------
                                           (Dollars in thousands, except per
                                                 share amounts)

Product sales                                    $   2,542       $        -

Cost of goods sold                                   1,052                -
----------------------------------------------------------------------------
Gross profit                                     $   1,490       $
----------------------------------------------------------------------------

Selling, general and administrative                  1,752              210

----------------------------------------------------------------------------
Operating loss                                   $   (262)       $    (210)
----------------------------------------------------------------------------
OTHER INCOME(EXPENSE)
Income from joint enterprise                     $     212       $      329
Interest income                                         89              126
Interest expense                                     (343)                -
Other income                                          (28)                4
----------------------------------------------------------------------------
Total other income(expense)                      $    (70)       $      459
----------------------------------------------------------------------------
Minority interest share of net loss                    100                -
----------------------------------------------------------------------------
Income(loss) before provision for
    Federal income tax                           $   (232)       $      249
Provision for Federal income taxes                       8                -
----------------------------------------------------------------------------
Net income(loss)                                 $   (240)       $      249

Less preferred stock dividends                       (113)            (112)
----------------------------------------------------------------------------
Net income(loss) applicable to common
stockholders                                     $   (353)       $      137
----------------------------------------------------------------------------
Net income(loss) per common share:               $   (.09)       $      .03
----------------------------------------------------------------------------
Weighted average shares outstanding                  4,060            4,060
----------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

 Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets
-----------------------------------------------------------------------------
                                                     March 31,     December 31,
                                                       1997          1996
-----------------------------------------------------------------------------
                                                    (Unaudited)    (Unaudited)
-----------------------------------------------------------------------------
ASSETS                                               (In thousands, except
------                                                par value and shares)
Current assets:
Cash and cash equivalents .......................    $  7,825        $  8,010
Account receivable (net of allowance for
   doubtful accounts of $101 and $70) ...........       2,347           3,063
Inventory .......................................       3,725           3,612
Other current assets ............................       1,013             628
                                                     --------        --------
Total current assets ............................      14,910          15,313

Property and equipment (net of accumulated
      depreciation of $225 and $211) ............       1,104           1,095
Intangible assets (net of accumulated
   amortization of $491 and $353) ...............       8,846           8,984
Licenses and other assets .......................         420             405
                                                     --------        --------
Total Assets ....................................    $ 25,280        $ 25,797
                                                     --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - Bank .............................    $  1,925        $  1,000
Current portion of long-term debt ...............         688             950
Accounts payable ................................         414           1,047
Accrued expenses and other liabilities ..........         419             407
                                                     --------        --------
Total current liabilities .......................       3,446           3,404

Long-term debt, less current portion ............       9,828          10,047
Minority interest ...............................         813             913
                                                     --------        --------
Total Liabilities ...............................    $ 14,087        $ 14,364
                                                     --------        --------
Commitments and Contingencies ...................          $-              $-
                                                     --------        --------
Class A preferred stock (redeemable), $.01
    par value, 50,000 shares authorized, 30,000
   shares issued (including dividends in arrears
   of $1,650 and $1,537) ........................    $  4,650        $  4,537
                                                     --------        --------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 7,500 shares
   authorized; 551 shares issued ................          $-              $-
Class A common stock, $.01 par value,
   10,000,000 shares authorized; 4,378,183
   shares issued ................................          44              44
Preferred stock, $.01 par value, 2,500,000
   shares authorized; none issued ...............        --              --
Additional paid-in capital ......................      62,544          62,544
Accumulated deficit .............................     (50,830)        (50,477)
Less: Treasury stock, at cost, 318,576 shares ...      (5,215)         (5,215)
                                                     --------        --------
   Total Stockholders' Equity ...................    $  6,543        $  6,896
                                                     --------        --------
   Total Liabilities and Stockholders' Equity ...    $ 25,280        $ 25,797
                                                     --------        --------

   The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
Security Capital Corporation and Subsidiaries
(Unaudited)
--------------------------------------------------------------------------------
                                                      For the Three Months Ended
                                                              March 31,
--------------------------------------------------------------------------------
                                                           1997     1996
--------------------------------------------------------------------------------
                                                         (In thousands)

Cash flows from operating activities:
Net income(loss) ......................................  $  (240)  $   250
Adjustments to reconcile net income
to net cash provided (used) by operating activities:
   Depreciation and amortization of property
   and equipment, and amortization of
   deferred items .....................................      151         2
   Minority interest ..................................     (100)     --
   Changes in operating assets and liabilities, net
   of effects from acquisition of business
         Decrease in accounts receivable ..............      484      --
         Increase in inventories ......................     (114)     --
         Decrease in other assets .....................     (399)     (300)
         Increase in accounts payable .................     (401)     --
              Decrease in accrued expenses
               and other liabilities ..................       12       170
                                                         -------   -------
   Net cash provided (used) by operating activities ...     (607)      122
                                                         -------   -------
   Cash flows from investing activities: ..............     --
      Purchase of property and equipment ..............      (22)     --
                                                         -------   -------
   Net cash provided (used) by investing activities....      (22)     --
                                                         -------   -------
   Cash flows from financing activities: ..............     --
      Net increase in bank borrowing ..................      925      --
   Repayment of term loans ............................     (481)     --
                                                         -------   -------
   Net cash provided (used) by financing activities....      444      --
                                                         -------   -------
   Increase(decrease) in cash and cash equivalents.....     (185)      122

   Cash and cash equivalents, beginning of year .......    8,010     9,827
                                                         -------   -------
   Cash and cash equivalents, end of year .............  $ 7,825   $ 9,949
                                                         -------   -------

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

This report is for the first calendar quarter of 1997, due to the Company's Board of Directors, on February 13, 1997, approving the change in fiscal years from September 30 to December 31. This change to a calendar year will more accurately reflect the business cycle of the collectibles industry in which the Company principally operates.

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

The tax effects of the items comprising the Company's net deferred tax assets at September 30, 1996 in the Company's statement of financial position are as follows:

                                                  September 30, 1996
           Deferred tax assets:                     (In thousands)
                Allowance for doubtful accounts   $             39
                Operating loss carryforwards                12,122
                Accelerated  depreciation                     (17)
                                                 ------------------
                                                            12,144

                100%  Valuation allowance                 (12,144)

           Net deferred tax  asset                 $          -0-
                                                 ==================

The Company continued to provide a 100% valuation allowance on all net deferred tax assets at September 30, 1996. In addition, the net deferred tax assets at March 31, 1997 have not changed materially since September 30, 1996.

Security Capital files a consolidated Federal income tax return with its subsidiaries. At September 30, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $17.0 million, the expiration dates of which are as follows:

---------------------------------------------------------------------------
  September 30,                                                     Amount
---------------------------------------------------------------------------
                                                             (In thousands)
       1998                                             $              200
       1999                                                          2,500
       2000                                                          1,300
       2001                                                          3,600
       2002                                                          1,800
       2003                                                          4,000
       2004                                                          2,400
       2006                                                            400
       2007                                                            200
       2008                                                            600
---------------------------------------------------------------------------
                                                        $           17,000
---------------------------------------------------------------------------

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

-------------------------------------------------------------------------
(3)  Earnings Per Share  Fiscal Year 1997 and Fiscal Year 1996
-------------------------------------------------------------------------

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

The weighted average number of shares outstanding used in the computation of primary and fully diluted earnings per share is as follows (in thousands):

                               Fiscal Year 1997           Fiscal Year 1996
                                  3 months                    3 months
                                  --------                    --------
Primary                             4,060                       4,060

Fully diluted                       4,060                       4,060

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Security Capital had a net loss of $240,000 for the three month period ended March 31, 1997. This compares to net income of $249,000 for the same three month period of the prior fiscal year. The Company reported a net loss per common share (after accrual for Class A Preferred Stock dividends) of $.09 for the three month period ended March 31, 1997 as compared to net income per share (after accrual for Class A Preferred Stock dividends) of $.03 for the same three month period of the prior fiscal year.

 Possible Dreams, Ltd., a Delaware corporation and a subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd., and Columbia National Corporation("Sellers"), both Massachusetts corporations, on May 17, 1996. Possible Dreams is engaged in the business of designing, importing, warehousing and distributing collectible Christmas figurines and ornaments and, to a lesser extent, religious statues. Product sales of the Company increased to $2,542,000 and gross profit increased to $1,490,000 for the quarter, due to the addition of Possible Dreams to the Company's consolidated financial statements. Selling, general and administrative expense, which increased by $1,542,000 for the quarter to $1,752,000, was also impacted by this event. The Company reported an operating loss for the current quarter of $262,000 as compared to an operating loss of $210,000 for the same prior fiscal year quarter. The current quarter results reflect the seasonal nature of Possible Dreams' business, which is typically weakest in the first and second calendar year quarters. The Company incurred interest expense of $343,000 for the current quarter as compared to no interest cost for the same prior year fiscal quarter. This increase in interest cost during the current quarter was attributable to debt incurred to acquire Possible Dreams as well as borrowings incurred by Possible Dreams for working capital during the quarter.

The Company's percentage of the net revenues and expenses of Bowen, Miclette, Descant & Britt ("BMD&B") is included under the caption "Income(loss) from Joint Enterprise". The income amounted to $212,000 for the three month period ended March 31, 1997. This compares to income of $329,000 for the same period of the prior fiscal year. BMD&B's income was down due to reduced contingent commissions primarily due to the soft insurance market in the state of Texas .

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $185,000 to $7,825,000 at March 31, 1997 as compared to $8,010,000 at December 31, 1996. The decrease in cash and cash equivalents was primarily attributable to the operating losses from operations by Possible Dreams during its weakest seasonal period. The Company's consolidated working capital at March 31, 1997 decreased by $445,000 to $11,464,000 from $11,909,000 at December 31, 1996. This decrease in working capital was attributable to increased short-term bank borrowing of Possible Dreams in the amount of $925,000, net of current term loan repayments of $481,000.

Possible Dreams' lender has provided various credit facilities to Possible Dreams, which includes funds to partially finance the acquisition of Possible Dreams, refinance existing bank debt of the Sellers, provide for seasonal working capital and letter of credit requirements and to pay transaction expenses. These facilities consist of a revolving credit facility and $9,250,000 in amortizing term debt maturing from five to seven years from the closing date. The Company, due to certain covenants in the credit agreement, is required to pay down its revolving line of credit to $1,000,000 for a 15 consecutive day period during the first quarter of each fiscal year after December 31, 1996. Possible Dreams borrowed an additional $925,000 after this repayment period, from its lender, pursuant to its revolving line of credit agreement during the current quarter. This additional borrowing increased its indebtedness under the revolving line of credit to $1,925,000. Possible Dreams also paid $481,000 of term debt during the quarter.

The Company had no major capital expenditures during the quarter and expects no major capital expenditures during calendar 1997. The Company is in the process of completing the sale of its insurance brokerage business, which is expected to close in the second calendar quarter. The Company believes that with the addition of Possible Dreams, the cash flow of the Company's insurance agency affiliate, Foster Insurance Services, Inc., proceeds from the sale of such business and cash and cash equivalents at March 31, 1997, there will be sufficient cash on hand to meet the Company's working capital and operating expenditure requirements during calendar year 1997 and to compete for other acquisition opportunities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

 PART II -- OTHER INFORMATION

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

      (a)   None

      (b) The Company's Class A Preferred Stock bears a dividend of 15% per annum payable. Upon redemption or the liquidation of the Company, dividends on Preferred Stock are payable only out of cumulative net income since January 1990. At a redemption date or upon the liquidation of the Company, accumulated but unpaid dividends are payable in full regardless of earnings since January 1, 1990. Therefore, since there has been a cumulative net loss since January 1, 1990 of approximately $571,000, preferred stock dividends of $1,650,000 accrued from July 30, 1993 to March 31, 1997 were in arrears at March 31, 1997.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS:         None

      (b)
         DATE OF FILING             DATE OF EVENT REPORTED          ITEMS
         --------------------------------------------------------------------
         2-20-97                    2-13-97                       Item 5
                                                                  Other events

                               SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SECURITY CAPITAL CORPORATION

Date: May 15, 1997                By:  A. George Gebauer
                                  A. George Gebauer, President

Date: May 15, 1997                By: Larry M. Karren
                                  Larry M. Karren, Treasurer
                                  (Principal Financial and Accounting  Officer)