Form 10-Q
period 1997-06-30
SECURITY CAPITAL CORP/DE/
filed 1997-08-14
CIK 314340

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997.

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to _________.

                                     1-7921
                            (Commission file number)

                          SECURITY CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     13-3003070
            (State or other                               (I.R.S. Employee
            jurisdiction of                             Identification No.)
            incorporation or
             organization)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of August 14, 1997, there were 4,059,766 outstanding shares of Class A Common Stock, par value $ .01, and 392 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Income

                                         For the Three         For the Six
                                           Months                 Months
                                           Ended                  Ended
                                           June 30,               June 30,
                                        ---------------       ----------------
                                        1997       1996       1997        1996
                                        ----       ----       ----        ----
                                           (Dollars in thousands, except per
                                                    share amounts)
Product sales ......................   $ 3,490    $ 1,453    $ 6,032    $ 1,453
Cost of goods sold .................     1,565        668      2,617        668
                                       -------    -------    -------    -------
Gross profit .......................   $ 1,925    $   785    $ 3,415    $   785
                                       -------    -------    -------    -------
Selling, general and
  administrative ...................     1,642      1,307      3,394      1,517
                                       -------    -------    -------    -------
Operating income (loss) ............   $   283    $  (522)   $    21    $  (732)
                                       -------    -------    -------    -------
OTHER INCOME
Income from joint ..................   $    62    $   114    $   274    $   443
enterprise
Interest income ....................        93        104        182        230
Interest expense ...................      (401)      --         (744)      --
Other income .......................       (22)      --          (50)         4
                                       -------    -------    -------    -------
Total other income(expense) ........   $  (268)   $   218    $  (338)   $   677
                                       -------    -------    -------    -------
Minority interest share of
net income(loss) ...................       (14)        32         86         32
                                       -------    -------    -------    -------
Income(loss) before provision for
  Federal income tax................   $     1    $  (272)   $  (231)   $   (23)
Provision for Federal
  income taxes .....................      --         --            8       --
                                       -------    -------    -------    -------
Net income(loss) ...................   $     1    $  (272)   $  (239)   $   (23)

Less preferred stock dividends .....      (112)      (113)      (225)      (225)
                                       -------    -------    -------    -------
Net loss applicable to
  common stockholders ..............   $  (111)   $  (385)   $  (464)   $  (248)
                                       -------    -------    -------    -------
Net loss per common share:             $  (.03)   $  (.09)   $  (.11)   $  (.06)
                                       -------    -------    -------    -------
Weighted average shares
  outstanding ......................     4,060      4,060      4,060      4,060
                                       -------    -------    -------    -------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets

                                                          June 30,  December 31,
                                                           1997        1996
                                                           ----        ----
                                                        (Unaudited) (Unaudited)
                                                         (Dollars in thousands,
                                                           except par value)
ASSETS
Current assets:
Cash and cash equivalents .............................   $  6,341    $  8,010
Account receivable (net of
  allowance for
  doubtful accounts
  of $125 and $70) ....................................      5,308       3,063


Inventory .............................................      7,292       3,612
Other current assets ..................................      1,018         628
                                                          --------    --------
Total current assets ..................................     19,959      15,313
Property and equipment (net
  of accumulated depreciation
  of $240 and $211) ...................................      1,436       1,095
Intangible assets (net of
accumulated amortization of
$629 and $353) ........................................     13,827       8,984
Licenses and other assets .............................        424         405
                                                          --------    --------
Total Assets ..........................................   $ 35,646    $ 25,797
                                                          --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable ..........................................   $  5,453    $  1,000
Current portion of long-term debt .....................      1,600         950
Accounts payable ......................................      1,996       1,047
Accrued expenses and other
  liabilities .........................................        351         407
                                                          --------    --------
Total current liabilities .............................      9,400       3,404

Long-term debt, less current portion ..................     13,059      10,047
Other long-term liabilities ...........................        467        --
Minority interest .....................................      1,526         913
                                                          --------    --------
Total Liabilities .....................................   $ 24,452    $ 14,364
                                                          --------    --------
Commitments and Contingencies .........................   $   --      $   --
                                                          --------    --------
Class A preferred stock
  (redeemable), $.01
  par value, 50,000 shares
  authorized, 30,000
  shares issued (including
  dividends in arrears
  of $1,762 and $1,537) ...............................   $  4,762    $  4,537
                                                          --------    --------
STOCKHOLDERS' EQUITY
Common stock, $.01 par
  value, 7,500 shares .................................   $   --      $   --
  authorized; 551 shares
  issued
Class A common stock,
  $.01 par value,
  10,000,000 shares
  authorized; 4,378,183
  shares issued .......................................         44          44
Preferred stock, $.01 par
  value, 2,500,000
  shares authorized,
  none issued .........................................       --          --
Additional paid-in capital ............................     62,544      62,544
Accumulated deficit ...................................    (50,941)    (50,477)
Less: Treasury stock, at
  cost, 318,576 shares ................................     (5,215)     (5,215)

                                                          --------    --------
Total Stockholders' Equity ............................   $  6,432    $  6,896
                                                          --------    --------
Total Liabilities and
  Stockholders' Equity ................................   $ 35,646    $ 25,797
                                                          --------    --------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
                                                                  For the
                                                                 Six Months
                                                                   Ended
                                                                  June 30,
                                                              ---------------
                                                              1997       1996
                                                              ----       ----
                                                          (Dollars in thousands)
Cash flows from operating activities:
Net loss .................................................   $  (239)   $   (23)
     Adjustments to reconcile income (loss) to net
       cash used by operating activities:
         Depreciation and amortization of
          property and equipment, and
          amortization of deferred items .................       304         99
         Net change in operating assets and
          liabilities(excluding purchased operating
          assets and assumed liabilities of Pumpkin)
            Increase in accounts receivable ..............    (2,071)      (860)
            Increase in inventories ......................    (1,334)    (1,181)
            Increase in other assets .....................      (394)      (234)
            Increase in accounts payable .................       126       --
            Increase(decrease) in accrued interest and
             other liabilities ...........................      (210)        (3)
          Minority interest in net
            earnings of subsidiary .......................       (86)       (32)

                                                             -------    -------
Net cash used for operating activities ...................    (3,904)    (2,234)
                                                             -------    -------
Cash flows used for investing activities
Additions to property and equipment ......................       (84)        (3)
                                                             -------    -------
Cash flow used for investing activities ..................       (84)        (3)
                                                             -------    -------
Net cash provided by financing activities
Net increase in borrowings
  under line of credit ...................................     4,325      2,173
Repayment of term loans ..................................      (639)      --
Purchase of assets of Pumpkin
  Masters, Inc. (net of cash .............................    (1,366)      --
  acquired of $134)
Purchase assets of Possible
Dreams, Ltd. and Columbia
National Corporation (net of
  cash acquired of $764) .................................      --       (1,936)
                                                             -------    -------
Cash flow provided by financing activities ...............     2,320        237
                                                             -------    -------
Net decrease in cash and cash equivalents ................    (1,668)    (2,000)

Cash and cash equivalents, beginning of period ...........     8,010      9,827
                                                             -------    -------
Cash and cash equivalents, end of period .................   $ 6,341    $ 7,827
                                                             -------    -------
The accompanying notes to consolidated financial statements are an integral part of these statements.

Security Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1)  ACCOUNTING AND FINANCIAL REPORTING POLICIES

The accompanying consolidated financial statements include the accounts of Security Capital Corporation and all of its subsidiaries engaged in continuing operations ("Security Capital" or the "Company"). The Company's subsidiaries include Possible Dreams, Ltd., a Delaware corporation, which engages in the business of designing, importing, warehousing and distributing Christmas figurines and ornaments and, to a lesser extent, religious statutes. On June 27, 1997, the Company's subsidiary, Pumpkin Masters Holdings, Inc. ("Holdings"), through its subsidiary, Pumpkin Ltd. ("Pumpkin"), both Delaware corporations, acquired substantially all of the assets and assumed certain liabilities of Pumpkin Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation (the "Seller"). Pumpkin is engaged in the business of manufacturing and distributing pumpkin and watermelon carving kits and related accessories. The allocation of the purchase price of the tangible and intangible assets was based upon a preliminary evaluation of their fair value. The final allocation of the purchase price may differ from that presented.(See Note 4 for additional details)

All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein have been prepared by Security Capital, in accordance with the rules and regulations of the Securities and Exchange Commission, without audit. Security Capital's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods, consisting only of normal recurring items, considered necessary for a fair presentation of the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Security Capital believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the latest Annual Report of Security Capital on Form 10-K. Prior period financial statements are presented for comparative purposes.

(2)  FEDERAL INCOME TAXES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" during fiscal year 1994. SFAS No. 109 requires the Company to compute deferred income taxes based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The adoption had no effect on the financial position or results of operations because of a 100% valuation allowance applied against the deferred tax assets.

The tax effects of the items comprising the Company's net deferred tax asset at September 30, 1996 in the Company's statement of financial position are as follows:

                                                      September 30,1996
                                                      -----------------
   Deferred tax assets:                                (In thousands)
     Allowance for doubtful accounts ................     $     39
     Operating loss carryforwards ...................       12,122
     Partnership income .............................          (17)
                                                          --------
                                                            12,144

     100% Valuation allowance .......................      (12,144)

   Net deferred tax  asset ........................        $ -0-
                                                          ========

The Company continued to provide a 100% valuation allowance on all net deferred tax assets at September 30, 1996. In addition, the net deferred tax asset at June 30, 1997 has not changed materially since September 30, 1996.

Security Capital files a consolidated Federal income tax return with its subsidiaries. At September 30, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $17.0 million, the expiration dates of which are as follows:

    September 30,                                      Amount
    -------------                                      ------
                                                   (In thousands)
         1998                                       $    200
         1999                                          2,500
         2000                                          1,300
         2001                                          3,600
         2002                                          1,800
         2003                                          4,000
         2004                                          2,400
         2006                                            400
         2007                                            200
         2008                                            600
                                                     -------
                                                     $17,000
                                                     -------

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

(3) EARNINGS PER SHARE FISCAL YEAR 1997 AND FISCAL YEAR 1996

Earnings per common and common equivalent share amounts are based on the weighted average number of shares of Common Stock and Class A Common Stock outstanding and the dilutive effect, if any, of outstanding stock options. The sum of Common Stock and Class A Common Stock is used because the two classes are identical except for certain transfer restrictions imposed on the Class A Common Stock. The assumed conversion of these options was anti-dilutive for all periods presented, and are thus excluded from the primary and fully diluted earnings per share calculation

The weighted average number of shares outstanding used in the computation of primary and fully diluted earnings per share is as follows (in thousands):

                                     Fiscal Year 1997         Fiscal Year 1996
                                  ---------------------     --------------------
                                  6 Months     3 months     6 months    3 months
                                  --------     --------     --------    --------
Primary ....................        4,060        4,060        4,060       4,060

Fully diluted ..............        4,060        4,060        4,060       4,060

(4)  ASSET PURCHASE OF PUMPKIN LTD.

On June 27,1997, Pumpkin acquired substantially all of the assets and assumed certain liabilities of the Seller. The consideration paid to the Seller and the transaction fees and expenses incurred as of the closing date aggregated $7,871,136. This amount consists of the following:

        Cash paid to the Seller ........................    $6,079,172

        Transaction Fees and expenses ..................       651,125

        Assumption of accounts payable
          and accrued liabilities ......................     1,140,839
                                                            ----------
        Total ..........................................    $7,871,136

The assets purchased consisted of the assets used by the Seller in the conduct of its business, including cash, accounts receivable, inventories, prepaid expenses, furniture, fixtures, computers, and intellectual property rights and other intangibles. Of the cash paid to the Seller, $1,500,000 was provided by the Company and the balance was borrowed pursuant to a credit agreement. The credit agreement provides various credit facilities to Pumpkin to partially finance the acquisition, provide for seasonal working capital and letter of credit requirements and to pay transaction expenses. The facilities consist of a revolving credit facility of up to $3,500,000 and amortizing term debt of $5,000,000 maturing from four to six years from the closing date. The facilities are secured by all of the acquired assets as well as by a pledge to the lenders under such credit agreement of the capital stock of Pumpkin owned by Holdings. In connection with this financing, the lenders were issued a warrant exercisable for 10% of the Class B Common Stock, on a fully diluted basis, of Pumpkin. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Pumpkin. An executive of Pumpkin was granted an option to acquire 4% of the Class A Common Stock of Pumpkin at an exercise price per share of $1,754.39. This option is subject to certain restrictions on transfers of these shares of Pumpkin owned by the executive, together with certain preemptive rights, puts and calls and "tag along/drag along" rights with respect to these shares.

The Seller received stock of Holdings constituting 20% of the outstanding Common Stock of Holdings. The Seller is also entitled to receive a payment of up to $2,000,000 (the "Earnout Amount") if Pumpkin's average earnings before income taxes, depreciation and amortization ("EBITDA"), as defined in the asset purchase agreement, is in excess of $1,500,000 during the four fiscal years following the closing. If earned, the amount is first payable in June 2002, with the possibility of being deferred until June 2004. In addition the Seller will receive a payment of at least $120,000 and up to $160,000 each fiscal year, payable quarterly, until the Earnout Amount is either not to be earned or, if determined to be earned, paid. The Earnout Amount is fully subordinate to debt under such credit agreement and any loans by the Company to Pumpkin.

In connection with the acquisition, the Company entered into a Second Amendment to the Advisory Services Agreement with Capital Partners, Inc.("CP, Inc."), pursuant to which CP, Inc. agreed to assist Security Capital in providing management advisory services to Pumpkin in the areas of corporate development, strategic planning, investment and financial matters and general business policies. The Company agreed to increase CP, Inc.'s fees in an amount equal to the greater of $100,000 or 5% of Pumpkin's annual EBITDA, as defined in the Asset Purchase Agreement.

SUBSEQUENT EVENT

On July 17, 1997, the Company's subsidiary, Foster Insurance Managers, Inc. ("FIM"), entered into a Purchase Agreement with Bowen, Miclette, Descant & Britt Inc.(the "Buyer") and certain employees of the Buyer to purchase FIM's beneficial interest in Foster Insurance Services, Inc.("FIS"), an independent insurance agency located in Houston, Texas. The Company received proceeds of $1,525,845 in cash at closing. The Company no longer has any interest in the insurance brokerage business as a result of the completion of this transaction. The gain on the sale of FIM's beneficial interest in FIS of approximately $1,500,000 will be reported in income in the quarter ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-

Security Capital reported net income of $1,000 and a net loss of $239,000 for the three and six month periods ended June 30, 1997. This compares to net losses of $272,000 and $23,000 for the same three and six month periods of the prior calendar year. The Company reported a net loss per common share (after accrual for Class A Preferred Stock dividends) of $.03 and $.11 for the three and six month periods ended June 30, 1997 as compared to a net loss per share (after accrual for Class A Preferred Stock dividends) of $.09 and $.06 for the same three and six month periods of the prior calendar year.

On June 27, 1997, Pumpkin acquired substantially all of the assets and assumed certain liabilities of the Seller, a Colorado corporation. The Seller was engaged in the business of manufacturing and distributing pumpkin and watermelon carving kits (comprised primarily of tools and patterns) and related accessories There is no impact on the results of operations of the Company for this quarter due to the timing of the acquisition of Pumpkin.

Product sales and gross profit of the Company increased to $3,490,000 and $1,925,000, respectively, for the second calendar quarter. This compares to product sales of $1,453,000 and gross profit of $785,000 for the same quarter of the prior calendar year. The acquisition of Possible Dreams occurred during May 1996. Therefore, the prior years second quarter did not reflect Possible Dreams' total product sales or gross profit for a typical quarter. Selling, general and administrative expense, which increased by $335,000 for the quarter to $1,642,000, was also impacted by this event. Interest expense increased to $401,000 for the quarter due to increased short-term bank borrowings.

The Company's percentage of Bowen, Miclette, Descant & Britt ("BMD&B") net revenues and expenses is included under the caption "Income from Joint Enterprise". The income amounted to $62,000 and $274,000 for the three and six month periods ended June 30, 1997. This compares to income of $114,000 and $443,000 for the same periods of the prior fiscal year. On July 17, 1997, the Company's subsidiary FIM entered into a Purchase Agreement with the Buyer and certain employees of the Buyer to purchase FIM's beneficial interest in FIS, an independent insurance agency located in Houston, Texas. FIS is a 50% partner of Bowen, Miclette, Descant & Britt. The Company received proceeds of $1,525,845 in cash at closing. The Company no longer has any interest in the insurance brokerage business as a result of the completion of this transaction and will receive no additional income after June 30, 1997 from the insurance brokerage business. For accounting purposes, this acquisition is effective July 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1,669,000 to $6,341,000 at June 30, 1997 as compared to $8,010,000 at December 31, 1996 The decrease in cash and cash equivalents was primarily attributable to the $1,500,000 payment made by the Company to the Sellers as part of the acquisition of Pumpkin. The Company's consolidated working capital at June 30, 1997, decreased by $1,493,000 to $10,559,000 from $11,990,000 at December 31, 1996. The decrease in working capital was attributed to the impact of the new credit agreement with the lenders, as part of the acquisition of Pumpkin.

The consideration paid to the Seller of Pumpkin and the transaction fees and expenses incurred as of the closing date aggregated $7,871,136. This amount consists of the following:

        Cash paid to the Seller ........................    $6,079,172

        Transaction Fees and expenses ..................       651,125

        Assumption of accounts payable
          and accrued liabilities ......................     1,140,839
                                                            ----------
        Total ..........................................    $7,871,136

The assets purchased consisted of the assets used by the Seller in the conduct of its business, including cash, accounts receivable, inventories, prepaid expenses, furniture, fixtures, computers and intellectual property rights and other intangibles. Of the cash paid to the Seller, $1,500,000 was provided by the Company and the balance was borrowed pursuant to a credit agreement. The credit agreement provides various credit facilities to Pumpkin to partially finance the acquisition, provide for seasonal working capital and letter of credit requirements and to pay transaction expenses. The facilities consist of a revolving credit facility of up to $3,500,000 and amortizing term debt of $5,000,000 maturing from four to six years from the closing date. The facilities are secured by all of the acquired assets as well as by a pledge to the lenders under such credit agreement of the capital stock of Pumpkin owned by Holdings. In connection with this financing, the lenders were issued a warrant exercisable for 10% of the Class B Common Stock, on a fully diluted basis, of Pumpkin. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Pumpkin. An executive of Pumpkin was granted an option to acquire 4% of the Class A Common Stock of Pumpkin at an exercise price per share of $1,754.39. This option is subject to certain restrictions on transfers of these shares of Pumpkin owned by the executive, together with certain preemptive rights, puts and calls and "tag along/drag along" rights with respect to these shares.

The Seller received stock of Holdings constituting 20% of the outstanding Common Stock of Holdings. The Seller is also entitled to receive a payment of up to $2,000,000 (the "Earnout Amount") if Pumpkin's average earnings before income taxes, depreciation and amortization ("EBITDA"), as defined in the asset purchase agreement, is in excess of $1,500,000 during the four fiscal years following the closing. If earned, the amount is first payable in June 2002, with the possibility of being deferred until June 2004. In addition, the Seller will receive a payment of at least $120,000 and up to $160,000 each fiscal year, payable quarterly, until the Earnout Amount is either not to be earned or, if determined to be earned, paid. The Earnout Amount is fully subordinate to debt under such credit agreement and any loans by the Company to Pumpkin.

The Company had no major capital expenditures during the quarter. During the middle of July, the Company completed the sale of its beneficial interest in its insurance brokerage business. The Company received proceeds of $1,525,845 in cash at closing. The Company believes that with the proceeds from the sale of its insurance brokerage business and existing cash on hand, the Company can continue to compete for acquisition opportunities, as well as to meet its working capital and operating expenditure requirements for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        (a) None

        (b) The Company's Class A Preferred Stock bears a dividend of 15% per annum payable. Upon redemption or the liquidation of the Company, dividends on Preferred Stock are payable only out of cumulative net income since January 1990. (At a redemption date or upon the liquidation of the Company, accumulated but unpaid dividends are payable in full regardless of earnings since January 1, 1990.) Therefore, since there has been a cumulative net loss since January 1, 1990 of $634,000, preferred stock dividends of $1,762,500 accrued from July 30, 1993 to June 30, 1997 were in arrears at June 30, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS:         None

        (b)
          DATE OF FILING          DATE OF EVENT REPORTED               ITEMS
          --------------          ----------------------               -----
             4-1-97                      3-21-97                       Item 5
                                                                    Other Events

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SECURITY CAPITAL CORPORATION

Date: August 14 , 1997                      By:  /s/ A. George Gebauer
                                                 A. George Gebauer, President

Date: August 14 , 1997                      By:  /s/ Larry M. Karren
                                                 Larry M. Karren, Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)