Form 10-Q
period 1997-09-30
SECURITY CAPITAL CORP/DE/
filed 1997-11-14
CIK 314340

Page 1 of 10
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997 .
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to _________.


                                 1-7921
-------------------------------------------------------------------------
                            (Commission file number)


                          SECURITY CAPITAL CORPORATION
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                              13-3003070
---------------------------------      ---------------------------------
(State or other jurisdiction of       (I.R.S. Employee Identification No.)
 incorporation or organization)


         1111 NORTH LOOP WEST, SUITE 400, HOUSTON, TEXAS 77008
-------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                 (713) 880-7100
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N.A.
-------------------------------------------------------------------------
                 (Former address, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: as of November 14, 1997, there were 4,059,766 outstanding shares of Class A Common Stock, par value $ .01, and 392 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Income
---------------------------------------------------------------------------
                                    For the Three
                                        Months        For the Nine Months
                                        Ended                Ended
                                    September 30,        September 30,
--------------------------------------------------------------------------
                                     1997       1996      1997      1996
--------------------------------------------------------------------------

                                      (Dollars in thousands, except per
                                               share amounts)
Product sales                      $ 14,863  $  8,401  $ 20,895   $ 9,854

Cost of goods sold                   6,837      4,096     9,454     4,764
--------------------------------------------------------------------------
Gross profit                       $ 8,026   $  4,305  $ 11,441   $ 5,090
--------------------------------------------------------------------------

Selling, general and
administrative                       4,437      2,497     7,831     4,014

--------------------------------------------------------------------------
Operating income                   $ 3,589   $  1,808  $  3,610   $ 1,076
--------------------------------------------------------------------------

OTHER INCOME(EXPENSE)
Income(loss) from joint
enterprise                         $ (145)   $      9  $    129   $   452
Gain on sale of beneficial
interest in joint enterprise         1,298          -     1,298         -
Interest income                        105         95       287       325
Interest expense                     (690)      (731)    (1,434)    (731)
Other income                            58         62         8        66
--------------------------------------------------------------------------
Total other income(expense)        $   626   $  (565)  $    288   $   112
--------------------------------------------------------------------------

Minority interest share of net
income(loss)                         (800)      (161)     (714)     (129)
--------------------------------------------------------------------------

Income before provision for
Federal
    income taxes                   $ 3,415   $  1,082  $  3,184   $ 1,059
Provision for Federal income
taxes                                   56         58        64        58

--------------------------------------------------------------------------
Net income                         $ 3,359   $  1,024  $  3,120   $ 1,001

Less preferred stock dividends       (113)      (112)     (338)     (337)
--------------------------------------------------------------------------

Net income applicable to common
stockholders                       $ 3,246   $    912  $  2,782   $   664
--------------------------------------------------------------------------


Net income per common share:       $   .80   $    .22  $    .69   $   .16
--------------------------------------------------------------------------
--------------------------------------------------------------------------
Weighted average shares
outstanding                          4,060      4,060     4,060     4,060
--------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------
                                         September 30,    December 31,
                                             1997             1996
--------------------------------------------------------------------------
                                          (Unaudited)      (Unaudited)
--------------------------------------------------------------------------

(Dollars in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents                        7,969   $          8,010
Account receivable (net of
allowance for
doubtful accounts of $139 and
$70)                                            16,319              3,063
Inventory                                        5,238              3,612
Other current assets                               517                628
                                        ---------------    ---------------
Total current assets                            30,043             15,313
Property and equipment (net of
accumulated
      depreciation of $92 and
$211)                                            1,413              1,095
Intangible assets (net of
accumulated amortization of $875
and $353)                                       13,500              8,984
Licenses and other assets                          428                405
--------------------------------------------------------------------------
Total Assets                        $           45,384   $         25,797
--------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
Note payable                        $           11,227   $          1,000
Current portion of long-term debt                1,450                950
Accounts payable                                 1,318              1,047
Accrued expenses and other
liabilities                                      1,370                407
                                        ---------------    ---------------
Total current liabilities                       15,365              3,404

Long-term debt, less current
portion                                         13,386             10,047
Other long-term liabilities                        303                  -
Minority interest                                1,777                913
--------------------------------------------------------------------------
Total Liabilities                   $           30,831   $         14,364
--------------------------------------------------------------------------
Commitments and Contingencies       $                -   $              -
--------------------------------------------------------------------------
Class A preferred stock
(redeemable), $.01
    par value, 50,000 shares
authorized, 30,000
   shares issued (including
dividends in arrears
   of $1,875 and $1,537)            $            4,875   $          4,537
--------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
7,500 shares
   authorized; 551 shares issued    $                -   $              -
Class A common stock, $.01 par
value,
   10,000,000 shares authorized;
4,378,183
   shares issued                                    44                 44
Preferred stock, $.01 par value,
2,500,000
    shares authorized, none issued                   -                  -
Additional paid-in capital                      62,544             62,544
Accumulated deficit                           (47,695)           (50,477)
Less: Treasury stock, at cost,
318,576 shares                                 (5,215)            (5,215)

--------------------------------------------------------------------------
Total Stockholders' Equity          $            9,678   $          6,896
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                $           45,384   $         25,797
--------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

-----------------------------------------------------------------------
                                                  For the Nine Months
                                                          Ended
                                                      September 30,
-----------------------------------------------------------------------

                                                  1997             1996
-----------------------------------------------------------------------

(Dollars in thousands)

Cash flows from operating activities:
Net income                            $          3,120   $        1,001
     Adjustments to reconcile income
to net
        cash used by operating
activities:
        Depreciation and
amortization of property and
        equipment, and amortization
of
        deferred items                             589             295
        Net change in operating
assets and liabilities
        (excluding purchased
operating assets and
        assumed liabilities of
Pumpkin)
          Increase in accounts
receivable                                    (13,081)         (6,969)
          Decrease(increase) in
inventories                                        721         (1,566)
          Decrease in other assets                 102             548
          Increase(decrease) in
accounts payable                                 (663)           1,156
          Increase in accrued
interest and
          other liabilities                        812               -
         Minority interest in net
earnings of subsidiary                             714             129

-----------------------------------------------------------------------
Net cash from (used for)  operating
activities                                     (7,686)         (5,406)
-----------------------------------------------------------------------
Cash flows (used for) investing
activities
Net additions to property and
equipment                                         (97)            (13)
Purchase of assets of Pumpkin
Ltd.(net of cash acquired of $134)             (6,366)               -
Purchase of assets of Possible
Dreams and Columbia National
Corporation (net of cash acquired of
$764)                                                -        (16,296)
-----------------------------------------------------------------------
Cash flow from (used for) investing
activities                                     (6,463)        (16,309)
-----------------------------------------------------------------------
Net cash from (used for) financing
activities
Net increase in borrowings under
line of credit                                  10,100           6,234
Repayment of term loans                          (992)               -
Borrowings incurred to finance the
acquisition of Pumpkin, Ltd.                     5,000               -
Borrowings incurred to finance the
acquisition of Possible Dreams and
Columbia National Corporation                        -          14,360
-----------------------------------------------------------------------
Cash flow from (used for)  financing
activities                                      14,108          20,594
-----------------------------------------------------------------------

Net increase(decrease) in cash and
cash equivalents                                  (41)         (1,121)

Cash and cash equivalents, beginning
of period                                        8,010           9,827

-----------------------------------------------------------------------
Cash and cash equivalents, end of
period                                $          7,969   $       8,706
-----------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

-------------------------------------------------------------------------
(1)  Accounting and Financial Reporting Policies
-------------------------------------------------------------------------

The accompanying consolidated financial statements include the accounts of Security Capital Corporation and all of its subsidiaries engaged in continuing operations ("Security Capital" or the "Company"). The Company's subsidiaries include Possible Dreams, Ltd., a Delaware corporation, that engages in the business of designing, importing, warehousing and distributing Christmas figurines and ornaments and, to a lesser extent, religious statutes. On June 27, 1997, the Company's subsidiary, Pumpkin Masters Holdings, Inc. ("Holdings"), through its subsidiary, Pumpkin Ltd. ("Pumpkin"), both Delaware corporations, acquired substantially all of the assets and assumed certain liabilities of Pumpkin Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation (the "Seller"). Pumpkin is engaged in the business of manufacturing and distributing pumpkin and watermelon carving kits and related accessories.

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

-------------------------------------------------------------------------
(2)  Federal Income Taxes
-------------------------------------------------------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" during fiscal year 1994. SFAS No. 109 requires the Company to compute deferred income taxes based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The adoption had no effect on the financial position or results of operations because of a 100% valuation allowance applied against the deferred tax assets. The Company continued to provide a 100% valuation allowance on all net deferred tax assets at September 30, 1997.

-------------------------------------------------------------------------
(3)  Earnings Per Share  Fiscal Year 1997 and Fiscal Year 1996
-------------------------------------------------------------------------

Earnings per common and common equivalent share amounts are based on the weighted average number of shares of Common Stock and Class A Common Stock outstanding. The sum of Common Stock and Class A Common Stock is used because the two classes are identical except for certain transfer restrictions imposed on the Class A Common Stock.

The weighted average number of shares outstanding used in the computation of primary and fully diluted earnings per share is as follows (in thousands):

                            Fiscal Year 1997        Fiscal Year 1996
                           9 MONTHS    3 MONTHS    9 MONTHS    3 MONTHS
                           --------    --------    --------    --------

Primary                      4,060      4,060       4,060        4,060

Fully diluted                4,060      4,060       4,060        4,060


-------------------------------------------------------------------------
(4)  Asset Purchase of Pumpkin Ltd.
-------------------------------------------------------------------------

On June 27,1997, Pumpkin acquired substantially all of the assets and assumed certain liabilities of the Seller. The consideration paid to the Seller and the transaction fees and expenses incurred as of the closing date aggregated $7,871,136. This amount consisted of the following:

             Cash paid to the Seller  $  6,079,172
             Transaction   fees   and
             expenses                        651,125
             Assumption of accounts
             payable    and   accrued
             liabilities                  1,140,839
             Total                    $ 7,871,136

The assets purchased consisted of the assets used by the Seller in the conduct of its business, including cash, accounts receivable, inventories, prepaid expenses, furniture, fixtures, computers and intellectual property rights and other intangibles. Of the cash paid to the Seller, $1,500,000 was provided by the Company and the balance was borrowed pursuant to a credit agreement. The credit agreement provides various credit facilities to Pumpkin to partially finance the acquisition, provide for seasonal working capital and letter of credit requirements and to pay transaction expenses. The facilities consist of a revolving credit facility of up to $3,500,000 and amortizing term debt of $5,000,000 maturing from four to six years from the closing date. The facilities are secured by all of the acquired assets as well as by a pledge to the lenders under such credit agreement of the capital stock of Pumpkin owned by Holdings. In connection with this financing, the lenders were issued a warrant excercisable for 10% of the Class B Common Stock, on a fully diluted basis, of Pumpkin. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Pumpkin. An executive of Pumpkin was granted an option to acquire 4% of the Class A Common Stock of Pumpkin at an exercise price per share of $1,754.39. This option is subject to certain restrictions on transfers of the shares of Pumpkin owned by the executive, together with certain preemptive rights, puts and calls and "tag along/drag along" rights with respect to these shares.

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

In connection with the acquisition, the Company entered into a Second Amendment to the Advisory Services Agreement with Capital Partners, Inc.("CP, Inc."), pursuant to which CP, Inc. agreed to assist Security Capital in providing management advisory services to Pumpkin in the areas of corporate development, strategic planning, investment and financial matters and general business policies. The Company agreed to increase CP, Inc.'s fees in an amount equal to the greater of $100,000 or 5% of Pumpkin's annual EBITDA, as defined in such asset purchase agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-
Security Capital reported net income of $3,359,000 and $3,120,000 for the three and nine month periods ended September 30, 1997. This compares to net income of $1,024,000 and $1,001,000 for the same three and nine month periods of the prior calendar year. The Company reported net income per common share (after accrual for Class A Preferred Stock dividends) of $.80 and $.69 for the three and nine month periods ended September 30, 1997 as compared to net income per common share (after accrual for Class A Preferred Stock dividends) of $.22 and $.16 for the same three and nine month periods of the prior calendar year.

The acquisition of Pumpkin had a major impact on sales and profitability for the Company during the third quarter. Product sales for the current third quarter increased 77% to $14,863,000 as compared to $8,401,000 in the same prior year calendar quarter, due to the acquisition of Pumpkin. Pumpkin accounted for approximately $6,276,000 of the Company's third quarter product sales increase. Pumpkin's business is very seasonal in nature. The third calendar quarter accounts for over 70% of Pumpkins's annual product sales. Possible Dreams' sales for the third quarter were up $186,000 to $8,587,000. Possible Dreams' annual sales for the year have increased $1,182,000, primarily due to increased promotion of its products and a reduction in pricing in certain product lines. Selling, general and administrative expense, which increased by $1,940,000 for the quarter to $4,437,000 as compared to the same prior year calendar year quarter, was also impacted by the acquisition of Pumpkin. Interest expense decreased slightly to $690,000 for the quarter as compared to $731,000 in the same prior year calendar quarter. Interest expense for the year has increased by $703,000 to $1,434,000 for the nine months ended September 30, 1997 as compared to the same prior year period. The acquisition of Possible Dreams occurred during May of 1996. The prior years interest expense reflects the amount accrued after the acquisition of Possible Dreams.

On July 17, 1997, the Company's subsidiary, Foster Insurance Managers, Inc. ("FIM"), entered into a Purchase Agreement with Bowen, Miclette, Descant & Britt Inc.("Buyer") and certain employees of the Buyer to purchase FIM's beneficial interest in Foster Insurance Services, Inc. ("FIS"), an independent insurance agency located in Houston, Texas. FIS is a 50% partner of Bowen, Miclette, Descant & Britt. The Company received proceeds of $1,525,845 in cash at closing. The Company no longer has any interest in the insurance brokerage business as a result of the completion of this transaction.. For accounting purposes, this acquisition is effective July 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $41,000 to $7,969,000 at September 30, 1997 as compared to $8,010,000 at December 31, 1996 The slight decrease in cash and cash equivalents was primarily due to the following two events: (a) the $1,500,000 payment made by the Company to the Sellers as part of the acquisition of Pumpkin, which was netted against (b)proceeds of $1,525,345 received by the Company for its beneficial interest in FIS The Company's consolidated working capital at September 30, 1997 increased by $2,769,000 to $14,678,000 from $11,909,000 at December 31, 1996. The increase in working capital was primarily attributed to the impact of the new credit agreement with Pumpkin's lenders, as part of the acquisition of Pumpkin. The acquisition of Pumpkin increased consolidated working capital by $3,380,000.

 The consideration paid to the Seller of Pumpkin and the transaction fees and expenses incurred as of the closing date aggregated $7,871,136. This amount consisted of the following:

Cash paid to the Seller   $6,079,172
Transaction fees and
expenses ..............      651,125
Assumption of accounts
payable and accrued
liabilities ...........    1,140,839
                          ----------
Total .................   $7,871,136

The assets purchased consisted of the assets used by the Seller in the conduct of its business, including cash, accounts receivable, inventories, prepaid expenses, furniture, fixtures, computers and intellectual property rights and other intangibles. Of the cash paid to the Seller, $1,500,000 was provided by the Company and the balance was borrowed pursuant to a credit agreement. The credit agreement provides various credit facilities to Pumpkin to partially finance the acquisition, provide for seasonal working capital and letter of credit requirements and to pay transaction expenses. The facilities consist of a revolving credit facility of up to $3,500,000 and amortizing term debt of $5,000,000 maturing from four to six years from the closing date. The facilities are secured by all of the acquired assets as well as by a pledge to the lenders under such credit agreement of the capital stock of Pumpkin owned by Holdings. In connection with this financing, the lenders were issued a warrant excercisable for 10% of the Class B Common Stock, on a fully diluted basis, of Pumpkin. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Pumpkin. An executive of Pumpkin was granted an option to acquire 4% of the Class A Common Stock of Pumpkin at an exercise price per share of $1,754.39. This option is subject to certain restrictions on transfers of the shares of Pumpkin owned by the executive, together with certain preemptive rights, puts and calls and "tag along/drag along" rights with respect to these shares.

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

The Company had no major capital expenditures during the quarter.. The Company believes that with the proceeds from the sale of its insurance brokerage business and existing cash on hand, the Company can continue to compete for acquisition opportunities, as well as to meet its working capital and operating expenditure requirements, for at least the next 12 months.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

                None

ITEM 3...DEFAULT UPON SENIOR SECURITIES

      (a)   None

      (b) The Company's Class A Preferred Stock bears a dividend of 15% per annum payable. Upon redemption or the liquidation of the Company, dividends on Preferred Stock are payable only out of cumulative net income since January 1990. (At a redemption date or upon the liquidation of the Company, accumulated but unpaid dividends are payable in full regardless of earnings since January 1, 1990.) There has been cumulative net income of $2,717,000 since January 1, 1990, and preferred stock dividends of $1,875,500 have been accrued from July 30, 1993 to September 30, 1997 and were in arrears at September 30,1997.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Company held its 1997 Annual Meeting of Stockholders (the "Annual Meeting") on July 10, 1997.

      (b) The following directors were elected at the Annual Meeting and are the only directors whose terms of office as directors continued after the Annual Meeting: William T. Bozarth, Brian D. Fitzgerald, A. George Gebauer and Thomas J. Gochberg.

      (c) Set forth below is a description of the matters voted upon at the Annual Meeting, including the number of votes cast for, as well as the number of votes withheld and broker non-votes, as to each nominee for election as a director.

            1.Election of four directors, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

                                                                         Broker-
            Nominees        Votes For     Votes Withheld     Non-Votes
         William      T.
         Bozarth            3,759,016         26,272            -0-
         Brian        D.
         Fitzgerald         3,758,689         26,599            -0-
         A.       George
         Gebauer            3,758,689         26,599            -0-
         Thomas       J.
         Gochberg           3,758,901         26,387            -0-


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS:         None

      (b)  REPORTS ON FORM 8-K

                                  Date of event
             Date of Filing           reported             Items
              July 10, 1997        June 27, 1997     Items 2 and 7
             August 1, 1997         July 17,1997     Items 2 and 7
                                                     8-K/A   Items   2
           September 10, 1997      June 27, 1997     and 7

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SECURITY CAPITAL CORPORATION



Date: November 14 , 1997        By:  A. George Gebauer
                                ------------------------------------
                                A. George Gebauer, President



Date: November 14 , 1997        By: Larry M. Karren
                                ------------------------------------
                                Larry M. Karren, Treasurer
                                (Principal Financial and
                                Accounting  Officer)