Form 10-K405
period 1997-12-31
SECURITY CAPITAL CORP/DE/
filed 1998-04-14
CIK 314340

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                  to

                        Commission File Number: 1-7921

                          SECURITY CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter.)

            Delaware                                   13-3003070
(State or other jurisdiction of
 incorporation or organization)            (I.R.S. Employer Identification No.)

              1111 North Loop West, Suite 400, Houston, Texas 77008
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 880-7100

           Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                   ON WHICH REGISTERED
          -------------------                   -------------------
       Class A Common Stock, $.01                Pacific Exchange
               par value

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

                               Yes [X]  No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     [X]

      As of March 23, 1998, 5,306,490 shares of the Registrant's voting stock were issued and outstanding, of which 4,110,883 shares were held by affiliates of the Registrant. The aggregate market value of the remaining 1,195,607 shares of voting stock held by non-affiliates (based upon the closing price of the Registrant's Class A Common Stock on March 23, 1998, of $4.50) was approximately $5,380,232.

                              TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
Item 1.  Business ........................................................   1

Item 2.  Properties  .....................................................   9

Item 3.  Legal Proceedings ...............................................  10

Item 4.  Submission of Matters to a Vote of Security Holders   ...........  10

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters  ........................................................  11

Item 6.  Selected Financial Data .........................................  12

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................  13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ......  15

Item 8.  Financial Statements and Supplementary Data .....................  16

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ............................................  34

Item 10. Directors and Executive Officers of the Registrant ..............  35

Item 11. Executive Compensation ..........................................  37

Item 12. Security Ownership of Certain Beneficial Owners and Management ..  39

Item 13. Certain Relationships and Related Transactions ..................  41

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K .............................................  43

                                     PART I

ITEM 1.BUSINESS.
                                     GENERAL

      Security Capital Corporation (the "Company" or "Security Capital") is a holding company which was incorporated in Delaware in November 1979. Through its subsidiary, Possible Dreams, Ltd. ("Possible Dreams"), the Company engages in the design, importation and distribution of fine quality collectibles, other specialty seasonal giftware and religious giftware and statuary. Through its subsidiary, Pumpkin Ltd. d/b/a Pumpkin Masters, Inc. ("Pumpkin"), the Company engages in the design, manufacture and distribution of specialty products primarily for the Halloween market, consisting primarily of pumpkin carving kits and related accessories. Through its subsidiary, Security Capital Insurance Group, Inc. ("SCIGI"), the Company engaged in insurance brokerage from inception through its disposition in June 1997.

                               POSSIBLE DREAMS

BACKGROUND

      On May 17, 1996, the Company, through its subsidiary, P.D. Holdings, Inc., a newly-formed Delaware corporation, and Possible Dreams, Ltd., a newly-formed Delaware corporation and a subsidiary of P.D. Holdings, Inc., acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd., a Massachusetts corporation established in 1988 and engaged in the design, importation and distribution of fine quality collectible and other speciality seasonal giftware, and Columbia National Corporation, a Massachusetts corporation established in 1957 and engaged in the design, importation and distribution of religious giftware and statuary. The assets purchased consisted of cash, accounts receivable, inventories, prepaid expenses, real estate, furniture, fixtures, computer and intellectual property rights and other intangibles. The consideration paid in connection with the acquisition aggregated $17,360,000, which, in accordance with the terms of such acquisition, was subsequently reduced to $16,860,000. For additional information regarding the acquisition of such assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements of the Company.

OVERVIEW

      Possible Dreams is a leading designer, importer and distributor of fine quality collectibles and other specialty seasonal giftware. Possible Dreams is known for its hand-crafted collectible series of Clothtique(R) items. Possible Dreams' products include the Clothtique(R) Santa Collection, the American Artists Collection(R), the Saturday Evening Post Covers of Norman Rockwell and J.C. Leyendecker(R), Coca Cola(R) and McDonald's(R) products and a variety of Angels and ornaments. Other lines include Crinkle Claus(R), The Thickets At Sweetbriar(R) and Floristine Angels(TM). Possible Dreams distributes its products throughout the United States to approximately 15,000 independent gift retailers, as well as to department stores, mail order houses and large card and gift chains.

PRODUCTS

      Possible Dreams designs, imports and distributes more than 2,000 products. Possible Dreams' leading product line is Clothtique(R). Blending stiffened cloth and resin, the process was first utilized by Possible Dreams for a series of angels and Santas. Clothtique is now used in a variety of both holiday and year round collections. It has the ability to mimic the look and feel of real wardrobes.

      One of Possible Dreams' earliest Clothtique collections is entitled the Santa Claus Collection. This line is known for presenting a traditional Santa character yet contemporizing its appeal through style and theme. Many are now retired and have become more valuable as product availability decreases. A more recent entry, The Clothtique Lifestyles Collection(R), is designed to appeal to those looking for a way to pay tribute to postmen, policemen, firemen and other public servants.

      In 1989, Possible Dreams introduced its figurines based on the art of Norman Rockwell and J.C. Leyendecker. Each of such Clothtique pieces is taken from a classic Saturday Evening Post cover and licensed by Curtis Publishing Company.

      In addition, hundreds of original figurines, including approximately 165 Santas, have been created through the design talents of many artisans. The American Artist Collection(R) is an array of Clothtique Santas inspired by renderings from Tom Browning, Judi Vaillancourt, Mark Alvin, Mary Monteiro, Judith Ann Griffth, David Wenzel and other nationally recognized professionals.

      In 1996, Possible Dreams introduced a Clothtique line based on classic cartoon characters. As licensee for Looney Tunes(R), Warner Bros.(R) and Garfield(R), Possible Dreams has created Clothtique characters such as Bugs Bunny, Sylvester & Tweety and Garfield the Cat dressed in Santa Claus suits, as well as other inspired wardrobes.

      There are new introductions each year to the Possible Dreams product line, beyond those to Clothtique. Crinkle Claus is a novel technique that lays a cold cast texture or wrinkly puckers and crannies over an array of Santa shapes and designs. The success of this product from the time of its introduction has led to the development and introduction of architectural pieces called Crinkle Village, Crinkle Cousins, Crinkle Angels and Limited Editions Crinkles. A Crinkle Claus Collectors Club also is now in the works. Another prominent line includes a romantic fantasy world of miniature animals called the Thickets At Sweetbriar(R), along with the line's regular Musical Waterdomes, Stocking Holders and Glass Ornaments.

      Possible Dreams takes various steps to enhance the collectibility of its products. In particular, Possible Dreams limits the availability of certain styles and retires other styles that are still selling well. While these actions sometimes cause Possible Dreams to forego some sales, the Company believes they tend to provide recurring product demand, increase access to retailer shelf space and enhance the long-term value of Possible Dreams' products. Possible Dreams also attempts to improve collectibility by the regular introductions of product line extensions and new series additions.

      Possible Dreams further enhances collectibility and improves sales through the creation of Collector Clubs. These Clubs can stimulate interest in particular product lines, strengthen retail relationships and provide helpful consumer preference data. For example, in addition to the Crinkle Claus Collectors Club now being formed, the success of Possible Dreams' Santa line led to the establishment in 1992 of the Santa Claus Network, a Clothtique(R) Santa Collectors Club. This Club has approximately 15,000 members worldwide paying a $25 annual membership fee and receiving quarterly newsletters.

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

DISTRIBUTION AND SYSTEMS

      As noted above, Possible Dreams has a retail customer base of approximately 15,000 independent gift shops, department stores and mail order houses. Its products are primarily sold by approximately 25 sales groups with over 222 sales representatives operating out of 24 showrooms nationwide located in each of the major giftware markets in the United States. Possible Dreams opened its own showroom in New York, New York in February 1998.

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

EMPLOYEES

      Possible Dreams employed 74 people at December 31, 1997, 11 of whom were salaried employees, with the remainder being hourly employees. None of the employees is represented by a labor union, and Possible Dreams considers its relationship with employees to be satisfactory.

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

      From January 1, 1997 to December 31, 1997, Possible Dreams purchased approximately 49%, 24% and 6% of its supplies from, respectively, Folkcraft, Seagull Decor Co. and Novelty Trading. The loss of any of these suppliers could have an adverse effect on Possible Dreams' results of operations and financial condition.

                                   PUMPKIN

BACKGROUND

      On June 27, 1997, the Company, through its subsidiary, Pumpkin Masters Holdings, Inc., a newly-formed Delaware corporation, and Pumpkin Ltd., a newly-formed Delaware corporation and a subsidiary of Pumpkin Masters Holdings, Inc., acquired substantially all of the assets and assumed certain liabilities of Pumpkin Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation established in 1986 and engaged in the design, manufacture and distribution of pumpkin and watermelon carving kits (comprised primarily of tools and patterns) and related accessories. The assets purchased consisted of cash, accounts receivable, inventories, prepaid expenses, furniture, fixtures, computer and intellectual property rights and other intangibles. The consideration paid in connection with the acquisition aggregated $7,717,493. For additional information regarding the acquisition of such assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements of the Company.

OVERVIEW

      Pumpkin is a leading designer, manufacturer and distributor of speciality products primarily for the Halloween market, consisting primarily of pumpkin carving kits and related accessories. Pumpkin outsources all of its manufacturing, assembling and packaging activities. Pumpkin distributes its products throughout the United States in over 7,000 retail locations, including discount, craft, grocery, hardware, garden and drug stores, and through mail order catalogues. Accordingly, its business is highly seasonal in nature.

PRODUCTS

      Pumpkin designs, markets and distributes specialty products for the Halloween market. Pumpkin's core product is a patented pumpkin carving kit. Additional carving tools and patterns are sold as accessories. The tools include a patented Scraper Scoop(TM), to clean out the inside of a pumpkin, and a patented Candleplanter (R), to drill a hole in the bottom of a pumpkin to hold a candle. In addition, Pumpkin also currently sells and distributes other Halloween items, including a Safe Pumpkin Light (a battery operated light) and Spooky Sidewalks (a sidewalk chalk and stencil kit). Pumpkin also introduced a watermelon carving kit in January 1992.

      The pumpkin carving kit consists of two slender carving saws, a poker, a drill and eight ready-to-use patterns and instructions. Patterns are transferred onto pumpkins by poking along the design lines with the poker. Carving is as simple as sawing from dot-to-dot. Pumpkin has patents for the entire kit, as well as the additional tools which are sold separately. The oldest patent does not expire until 2006. Pumpkin also distributes a similar carving kit designed specifically for younger children, for which a patent is currently pending. The patterns are protected by copyright or are used under license.

DESIGN

      Creative design and product innovation are critical to the long-term success of Pumpkin. Pumpkin maintains a creative team which is responsible for developing new products and designing patterns for each new Halloween season. Pumpkin invests up to 10% of its total annual revenue on the development of new products, patterns and innovative packaging techniques.

DISTRIBUTION AND SUPPLIERS

      Pumpkin has a retail customer base of approximately 1,600 retailers and mail order houses. Its products are sold in the United States, Canada, the United Kingdom, France and Germany through a network of independent manufacturers' representatives and distributors. The independent manufacturers' representatives sell to various mass market, discount, supermarket drug, variety, hobby and craft, party and home improvement chain customers.

      Pumpkin also sells directly to smaller accounts by means of direct mail of catalogs and order forms and has also contracted with a fulfillment house which sells directly to individual customers. Distributors are sold to both directly and through the independent manufacturers' representatives. Pumpkin has appointed an exclusive distributor in Canada and works with other distributors (on a non-exclusive basis) in the United Kingdom, France and Germany.

      All of Pumpkin's manufacturing and shipping activities are conducted by third party vendors. Since 1988, Pumpkin has utilized the same core of vendors to provide substantially all of its materials and to assemble, warehouse and ship its products. Pumpkin utilizes vendors that are experts in their respective fields and each product is manufactured to Pumpkin's specifications. For example, the vendor supplying saw blades manufactures the blades and ships them to the plater. After plating, the plater forwards the blades to the injection molder for handles. The finished tools (along with the printed materials) are all shipped to the assembler, which assembles the product, warehouses it and ships it to Pumpkin's customers.

      Pumpkin owns all of its molds, tools and dies, and all other crucial pieces of machinery that are used by its vendors. In addition, Pumpkin has identified back-up and secondary sources for all major materials and services; however the sudden loss or interruption of supply or service from one of the major vendors could have an adverse effect on Pumpkin's results of operations and financial condition. Most of the products or services used by Pumpkin would be available from other sources. Pumpkin currently splits some of its production between primary and back-up vendors. In addition, Pumpkin manufactures a small amount of its product in China.

      Pumpkin begins manufacturing operations in January for the following Halloween season, based upon forecasted customer demand. The investment in inventory buildup is considerable, requiring Pumpkin to forecast customer demand accurately. To date, Pumpkin has been successful in forecasting demand with few write-downs of excess inventory or write-offs of obsolete inventory.

PATENTS AND OTHER PROPRIETARY RIGHTS

      Pumpkin has four registered U.S. patents covering the pumpkin carving kit, the Scraper Scoop(TM), the Candle Planter(R) and the hand-held cutting saw. The patents will expire at various times between 2006 and 2015. Two foreign patents are pending. It also has various registered trademarks, including Pumpkin Masters(R), Scraper Scoop(TM) and Candleplanter(R).

      Pumpkin believes that its proprietary products, protected by patents and other intellectual property rights, are integral to its success, and accordingly, vigorously pursues intellectual property protection of its products and any perceived infringements of its intellectual property rights. If Pumpkin were to lose its patent protection prior to the expiration of the patents, it could have a material adverse effect on Pumpkin's results of operations and financial condition.

      Pumpkin also holds copyrights to numerous pumpkin carving designs and uses other patterns under license from the artist. New designs are added to the list yearly, being developed by Pumpkin or freelance artists under contract with Pumpkin or acquired in connection with pumpkin carving contests sponsored by Pumpkin. Some freelance artists would be owed a royalty on the use of certain pattern sets; however, none of those sets is currently used in retail products. In connection with the annual contest entries, Pumpkin pays prize fees to the winners. In addition, Pumpkin pays publication fees to the entrants whose designs are selected to be included in a retail product. The publication fees range from $100 to $500.

EMPLOYEES

      Pumpkin employed 16 people at December 31, 1997, 10 of whom were salaried employees, with the remainder being hourly employees. None of the employees is represented by a labor union, and Pumpkin considers its relationship with employees to be satisfactory.

COMPETITION

      Within the market for pumpkin carving products, Pumpkin currently enjoys a substantial market share. Pumpkin believes that its ownership of the patent on its pumpkin carving kit is a significant barrier to entry into its market niche.

      Pumpkin believes there are three other primary competitors in the pumpkin carving product market and that the principal elements defining competitiveness are product design and distribution. Although Pumpkin believes that it competes favorably with respect to these factors, particularly with respect to product design, some of Pumpkin's competitors are larger than Pumpkin and have greater financial resources, with a wider range of products and broader distribution channels.

                    SECURITY CAPITAL INSURANCE GROUP, INC.
                           AND ASSOCIATED ENTITIES

OVERVIEW

      SCIGI was organized in November 1984. Until December 30, 1997, SCIGI owned all of the outstanding capital stock of Foster Insurance Managers, Inc. ("FIM"), a Texas managing general agency. As more fully described below, until June 30, 1997, FIM was a party to an Agency and Management Services Agreement with Foster Insurance Services, Inc. ("FIS"), an insurance brokerage firm that is a Texas-licensed local recording agency. Pursuant to the Agency and Management Services Agreement, as compensation for providing management consulting services to FIS, FIM was entitled to a percentage of the net pre-tax income of FIS. See "--Agency Agreement and Buy-Sell Agreement Among FIM, FIS and Edward G. Britt, Jr." FIS is primarily engaged in brokering property, liability, automobile, workers' compensation and life insurance and surety bonds.

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

      The Partnership provides all forms of commercial and personal insurance. For commercial customers with highly specialized insurance needs, the Partnership provides risk management, loss control services, surety bonds, insurance consulting, claims analysis, client support during contact negotiations, group coverage and customized forms of umbrella protection. The Partnership also underwrites personal life, disability, homeowner's and automobile insurance.

      The Partnership offers clients national and international insurance underwriting capabilities through most major domestic insurance carriers in the "Standard" market, numerous other carriers in the "Excess" market and direct access to the London insurance market.

      The Partnership currently brokers property and casualty insurance policies with aggregate premiums totaling between $90 and $100 million.

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

      Pursuant to the Agency Agreement, FIM appointed FIS as the local recording agent in Texas for FIM and related insurance companies and FIM agreed to provide management consultation services to FIS and to use its best efforts to maintain insurance markets for the placement of the insurance business produced by FIS. As compensation for its management consultation services, FIM had been paid 100% of the net pre-tax income of FIS (after the accrual of up to 25% of the pre-tax income to FIS for the payment of bonuses to FIS's employees), but since fiscal year 1996, FIM has been paid a percentage of FIS's net pre-tax income based upon the amounts theretofore paid to FIM, as provided in the Agency Agreement, but in any event not less than 50% of such net pre-tax income (after the accrual of up to 25% of the pre-tax income to FIS for the payment of bonuses to FIS's employees). The Agency Agreement had a term of 20 years, and would have also terminated upon (i) the death or disability of Britt; (ii) a sale of the stock of FIS by Britt or the termination of the Buy-Sell Agreement; (iii) the inability of FIM and FIS to resolve material disputes on or after September 30, 1994 upon notice of termination from either party; or (iv) notice from FIM following the suspension, cancellation or failure to renew any of the insurance licenses of FIS.

TERMINATION OF INTEREST IN FIS

      On August 29, 1996, Britt exercised his put option pursuant to the Buy-Sell Agreement to require FIM to purchase all of the shares of FIS common stock held by Britt for the put option price of $1,000. By the same notice, Britt also exercised his option pursuant to the Buy-Sell Agreement to purchase all of the assets, liabilities and business of FIS at fifty percent (50%) of their Fair Market Value (as defined in the Buy-Sell Agreement).

      On July 17, 1997, FIM and Britt consummated the purchases and sales described above pursuant to a Purchase Agreement (the "Purchase Agreement"), dated as of July 3, 1997, by and among FIM, FIS, BMD&B, Inc., a Texas corporation (the "Buyer"), Larry M. Karren, the Vice President and Treasurer of the Company, and Britt. Prior to the closing under the Purchase Agreement, all of the Buyer's shareholders, including Britt, transferred all of their shares of capital stock in Buyer to BMD (now known as Bowen, Miclette, Descant & Britt, Inc.), and Britt transferred all of his proprietary interest in FIS, including all of the issued and outstanding capital stock of FIS (collectively, the "Britt/FIS Proprietary Interest") and his option to BMD which, in turn, transferred and contributed the Britt/FIS Proprietary Interest and the option to Buyer.

      Pursuant to the Purchase Agreement, FIM transferred to Buyer all of its beneficial ownership in FIS in consideration of $1,314,484 (which represents the purchase price of $1,525,845 specified in the Purchase Agreement, less the net amount due FIS, Buyer or any of their respective affiliates other than FIM and the Company (collectively, the "Buyer Group") from FIM or the Company, after subtracting all amounts due to FIM or the Company by any of the Buyer Group (including, without limitation, pursuant to the Agency Agreement and the letter agreement, dated June 28, 1994, from Buyer to Capital Partners, Inc. with respect to the institution of a management fee for the collection of life and group commissions), through, at a minimum, June 30, 1997 (the "Effective Date")).

      In addition to the purchase price, FIM is entitled to receive 25% of the value received by FIS on any accounts receivable of FIS and/or Bowen, Miclette, Descant & Britt that have been written off as uncollectible prior to and as of the Effective Date. To date, no such payments have been made.

      The Purchase Agreement also provides that FIS and Buyer, jointly and severally, will indemnify FIM, its directors, officers, employees, affiliates and assigns on account of claims, losses, damages and costs (including interest, penalties and reasonable attorneys' fees) (i) which arise, result from, or relate to (A) liabilities of FIS, (B) any breach of, or failure by Buyer, FIS or Britt to perform any of its or his representations, warranties and covenants contained in the Purchase Agreement or (C) the Agreements (as hereinafter defined) (including the termination or modification thereof), (ii) which otherwise relate to or arise out of the business (whether arising before or after the closing) of FIS, Buyer or Britt, including all claims arising out of, resulting from or relating to the QUALITY OILFIELD PRODUCTS, INC. litigation or any other litigation described in the Purchase Agreement or (iii) which arise, result from, or relate to any claim by any of Messrs. Karren, Acree or Drew that any of them have any interest in or right to any interest in FIS or Buyer or any affiliate thereof.

      Finally, pursuant to the Purchase Agreement, the Buy-Sell Agreement and the Agency Agreement were terminated as of the Effective Date, subject to payment of all fees due FIM under the Agency Agreement through such date. FIM, FIS, Buyer, BMD, Britt, Karren, David G. Miclette, Dennis M. Descant, Samuel F. Bowen, William G. Bowen, Jr. and their respective spouses also entered into a Modification Agreement, dated as of July 3, 1997, whereby each of (i) the Stock Purchase Agreement effective the 1st day of January, 1993 among Britt and Karren (and their respective spouses), FIS, FIM and Buyer, (ii) the Shareholder Agreement effective as of the 1st day of January, 1993 by and among BMD, David
G. Miclette, Dennis Michael Descant, Samuel F. Bowen, William G. Bowen, Larry M. Karren, their respective spouses, Buyer, FIM and FIS, (iii) the Management Services Agreement dated August 10, 1994 between FIM, FIS, BMD and Buyer, (iv) the Partnership Agreement, (v) the Partnership Services Agreement and (vi) the Interim Agreement (each of the foregoing, together with the Buy-Sell Agreement and the Agency Agreement, collectively, the "Agreements") was modified to remove FIM as a party thereto, effective June 30, 1997.

SALE OF FIM

      Upon the completion of the sale described above, FIM's sole remaining assets were a managing general agent's license and a surplus lines agent's license, each issued by the Texas Department of Insurance.

      Pursuant to a Stock Purchase Agreement, effective December 30, 1997, SCIGI transferred all of the outstanding capital stock of FIM to Tri-Star Insurance Services, Ltd., a Kentucky corporation ("Tri-Star"), in consideration of $265,000. Each party agreed to indemnify the other for breaches of representations and warranties and SCIGI agreed to indemnify Tri-Star for any claims or causes of actions by third parties against FIM or Tri-Star due to actions by SCIGI or FIM prior to the closing date. Neither party is responsible to indemnify the other for the first $5,000 of losses and damages (other than, in the case of SCIGI, those relating to taxes of FIM arising price to the closing) are capped at the purchase price.

      Upon the completion of this sale, the Company no longer had any interest in the insurance brokerage industry.

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

EMPLOYEES

      Effective January 1, 1993, all employees of FIS and BMD were transferred to BMD&B Inc. BMD&B Inc. employed approximately 125 full-time employees and one part-time employee at June 30, 1997. The Company estimates that one-half of the full-time and the only part-time employee were engaged in activities relating to the insurance operations of FIM and FIS at June 30, 1997. The Company considered relations with such employees to be satisfactory. None of these employees was represented by any union or other collective bargaining agreement up through June 30, 1997.

ITEM 2.PROPERTIES.

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

      Pumpkin leases 5,000 square feet of office space in Denver, Colorado for its sales and administrative activities.

      The Company leased 33,478 square feet of office space in Houston, Texas for its insurance brokerage business through June 1997. The Company continues to maintain office space in Houston for its corporate headquarters.

      The Company believes its owned and leased space is adequate for its current needs.

ITEM 3.LEGAL PROCEEDINGS.

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

      On November 6, 1997, Pumpkin filed, in the United States Court for the District of Colorado, an action alleging patent, trademark and copyright infringement by a competitor entitled, PUMPKIN, LTD. D/B/A/ PUMPKIN MASTERS, INC. V. THE SEED CORP., INC. D/B/A CONCEPT MARKETING (Civil Action No. 97WY2387CB). Pumpkin seeks a permanent injunction against Concept Marketing and monetary and treble damages. Trial is currently set for December 7, 1998, with a hearing to review jurisdictional issues set for April 6, 1998.

      By notice received January 3, 1994, the Company's insurance agency affiliate, FIS, was sued in the 281st Judicial District Court of Harris County, Texas by Quality Oilfield Products, Inc. for damages of at least $2,000,000 plus attorneys' fees, plus potentially treble damages, for alleged failure to provide a policy of insurance for compensation for future losses related to business interruption. In connection with the Company's sale of its propriety interest in FIS, the Company was indemnified for any losses arising out of this claim.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

      The Class A Common Stock of Security Capital is traded on the Pacific Exchange (the "PE"). The following table states the high and low sales prices for the Class A Common Stock on the PE for the quarterly periods indicated:

                Fiscal 1996                                             Fiscal 1997
                Price Range*                                            Price Range
Quarter                              High      Low        Quarter                          High        Low
-------                              ----      ---        -------                          ----        ---
First-ended December 31             $2 1/4    $ 1 1/4     First-ended March 31            $5 1/4      $3 3/4
Second  - ended March 31            $1 3/4    $ 1 1/4     Second - ended June 30          $4 1/4      $2 7/8
Third - ended June 30               $1 15/16  $1 9/16     Third - ended  September 30     $5          $2 7/8
Fourth - ended September 30         $3 3/8    $2          Fourth - ended  December 31     $4 5/8      $3

Period from Oct. 1 - Dec. 31, 1996  $4 1/2    $2 5/8

-------------
* Stock prices prior to March 27, 1996 have been adjusted retroactively for a one-to-eight reverse split whereby each share of Class A Common Stock and of Common Stock outstanding as of the close of business on March 27, 1996 was converted into one-eighth of a share of either Class A Common Stock or Common Stock, as the case may be.

      As of March 20, 1998, there were approximately 2,271 stockholders of record of the Class A Common Stock and 5,305,890 shares outstanding, and 13 stockholders of record of the Common Stock and 375 shares outstanding. On such date, the closing price of the Class A Common Stock on the PE was $4.50. There is no public trading market for the Common Stock.

      The Company's tangible net worth is currently slightly above the $2 million minimum required by the PE. If the Company effects another acquisition, it is likely that goodwill (which is not counted by the PE as an asset for purposes of calculating tangible net worth) will be recorded in connection with such acquisition, which may result in the Company's failure to meet such tangible net worth requirement. This could result in the delisting of the Class A Common Stock from the PE, if the Company is unable to meet any alternative listing requirements.

      Security Capital has not paid any dividends since the first quarter of fiscal year 1987, except in connection with the recent exchange of the Class A Preferred Stock for the Class A Common Stock. See "Item 13. Certain Relationships and Related Transactions."

ITEM 6.      SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial data for the Company. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.

------------------------------------------------------------------------------------------------------------------------------------
                                                  Twelve         Three          Twelve         Twelve        Twelve        Twelve
                                                  Months         Months         Months         Months        Months        Months
                                                   Ended          Ended          Ended          Ended         Ended         Ended
                                                 12/31/97        12/31/96       9/30/96        9/30/95       9/30/94       9/30/93
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (In thousands, except per share amounts)
Total assets                                     $ 32,550       $ 25,797       $ 34,502       $ 10,926       $ 10,362       $ 3,734

Long-term debt                                   $ 12,383       $ 10,047       $ 11,710       $   --         $   --         $  --

Class A preferred stock
(redeemable)(including dividends
in arrears of $0,$1,537,$1,425,
$975, $525, and $75)                             $   --         $  4,537       $  4,425       $  3,975       $  3,525       $ 3,075

Total stockholders' equity                       $ 14,794       $  6,896       $  6,884       $  6,321       $  6,694       $   309

Operating revenues                               $ 25,408       $  5,073       $  9,854       $   --         $   --         $   842

Income(loss) from joint
enterprise                                       $    129       $   (211)      $    362       $    415       $    282       $   197

Income (loss) from continuing
operations before gain on sale
of proprietary interest in
affiliate and income taxes                       $  1,935       $    228       $  1,071       $    244       $    (69)      $   (91)

Net income (loss)                                $  3,360       $    125       $  1,013       $    244       $    (69)      $   (91)

Less preferred stock dividends                       (450)          (113)          (450)          (450)          (450)          (75)
                                                 --------       --------       --------       --------       --------       -------
Net income(loss) applicable to
common stockholders                              $  2,910       $     12       $    563       $   (206)      $   (519)      $  (166)

Earnings (loss) per common
share                                            $   0.66       $    0.0       $   0.14        $*(.05)        $*(.24)       $*(.14)

Dividends per share
of common stock                                  $   --         $   --         $   --         $   --         $   --         $  --
------------------------------------------------------------------------------------------------------------------------------------

* For the fiscal years presented, earnings(loss) per share have been restated for the one-for-eight reverse stock split effected in March 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Security Capital reported net income of $3,360,000 for the twelve month period ended December 31, 1997. This compares to net income of $125,000 and $1,013,000 for the three month transitional period ended December 31, 1996 and the twelve month period ended September 30, 1996, respectively. The Company changed its reporting year from a September 30th fiscal year end to a calendar year end as of December 31, 1996. The net earnings per common share (after accrual for Class A Preferred Stock dividends) was $.66 for the twelve month period ended December 31, 1997 as compared to net earnings per common share (after accrual for Class A Preferred Stock dividends) of $0.0 and $.14 for the three month transitional period ended December 31, 1996 and the twelve month period ended September 30, 1996, respectively.

On June 27, 1997, the Company's subsidiary, Pumpkin Masters Holdings, Inc. ("Pumpkin. Holdings"), through its subsidiary Pumpkin, Ltd. ("Pumpkin"), both Delaware corporations, acquired substantially all of the assets and assumed certain liabilities of Pumpkin Ltd. d/b/a Pumpkin Masters, Inc. (" Seller of Pumpkin Masters"), a Colorado corporation. Pumpkin is engaged in the business of manufacturing and distributing pumpkin and watermelon carving kits and related accessories. The consideration paid to the Seller of Pumpkin Masters and the transaction fees and expenses incurred at the closing date aggregated $7,717,493. The assets purchased consisted of the assets used by the Seller of Pumpkin Masters in the conduct of its business, including cash, accounts receivable, inventories, prepaid expenses, furniture, fixtures, computers, and intellectual property rights and other intangibles.

Product sales for the Company increased to $25,408,000 for the twelve month period ended December 31, 1997 as compared to $5,073,000 and $9,854,000 for the three month transitional period ended December 31,1996 and the twelve month period ended September 30, 1996, respectively. The acquisition of Pumpkin had a significant impact on product sales and profitability. The acquisition was completed just prior to Pumpkin's busiest period since 90% of its sales historically occurs between July and October. The Company's current calendar year product sales also reflected a full year of Possible Dreams' product sales as compared to only the five month period from May 1, 1996 to the end of the prior fiscal year. The Company has reduced its cost of goods sold by 2%, which had the effect of increasing the Company's gross margin. Selling, general and administrative expense increased to $8,878,000 for the twelve month period ended December 31, 1997 as compared to $1,528,000 and $3,790,000 for the three month transitional period ended December 31, 1996 and the twelve month period ended September 30, 1996, respectively. Selling, general and administrative expense increased because Possible Dreams' expense for the current calendar year represents a full year of its expense while the prior fiscal year represented only the five month period from May 1, 1996 ( the date of inception) through September 30, 1996. The acquisition of Pumpkin increased selling, general and administrative expense during the current calendar year by approximately $1,405,000.The Company acquired a considerable amount of goodwill in its acquisitions of Pumpkin and Possible Dreams. During calendar year 1997 the Company incurred $950,000 of depreciation and amortization expense as compared to $182,000 and $296,000 for the three month transitional period ended December 31, 1996 and the twelve month period ended September 30, 1996, respectively. Interest expense increased to $2,005,000 for calendar year 1997 as compared to $507,000 and $731,000 for the three month transitional period ended December 31, 1996 and the twelve month period ended September 30, 1996, respectively. This increased interest cost can be attributed to debt service for short-term working capital and long-term bank debt incurred in connection with the purchase of both Possible Dreams and Pumpkin.

As previously disclosed, on May 17, 1996, Possible Dreams, Ltd, a Delaware corporation ("Possible Dreams"), acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd. and Columbia National Corporation both Massachusetts corporations (collectively, the "Sellers"), for consideration of approximately $17,360,000. The assets purchased from the Sellers consisted of the assets used in the conduct of their business. These assets included cash, accounts receivable, inventories, prepaid expenses, real estate, furniture, fixtures, computers, and intellectual property rights and other intangibles. The purchase price for Possible Dreams was adjusted by $500,000 to $16,860,000 because it did not achieve the required cash flow from May 1, 1996 to December 31, 1996. See Note 2 of Notes to Consolidated Financial Statements of the Company for more information.

The Company's product sales and gross profit during fiscal year 1996 increased to $9,854,000 and $5,090,000, respectively, due to the acquisition of Possible Dreams. Possible Dreams' sales figures reflect the five month period from May 1, 1996 to the end of the fiscal year. Possible Dreams' business is very seasonal in nature because its main products are Christmas related. Therefore, demand for Possible Dreams products and the company's best sales activity and gross margins are in the last two calendar quarters of any year. Selling, general and administrative expense increased to $4,086,000 for fiscal year 1996 as compared to $678,000 for fiscal year 1995. This increase can be attributed to the addition of five months of Possible Dreams' selling, general and administrative expenses to the Company's results. The Company incurred interest expense of $731,000 for fiscal year 1996, primarily due to debt incurred to acquire Possible Dreams and due to increased borrowings by Possible Dreams during its busiest seasonal period. Interest income during fiscal year 1996 decreased by $30,000 to $483,000, primarily due to the reduction in cash related to the payment of $2,700,000 to the Sellers in connection with the acquisition of Possible Dreams.

The Company's percentage of Bowen, Miclette, Descant & Britt's (the "Partnership") net revenues and expenses are classified on the Company's income statement under the caption "Income from joint enterprise" and amounted to income of $129,000 for calendar year 1997, a loss of $211,000 for the three month transitional period ended December 31, 1996 and income of $362,000 and $415,000 for fiscal years 1996 and 1995, respectively. The Company's percentage interest in the net revenues and expenses of the Partnership was 50%. Income from joint enterprise for calendar 1997 and fiscal year 1996 was down when compared to fiscal year 1995, primarily due to a change in the bonus percentage due certain officers of the Partnership, from 25% to 50%, pursuant to the terms of the Agency Agreement. On August 29, 1996, an officer of the Partnership exercised the put option in the Buy-Sell Agreement to purchase the Company's proprietary interest in Foster Insurance Services, Inc. ("FIS"), a 50% partner in the Partnership. On July 17, 1997 the Company sold, effective June 30, 1997, its beneficial interest in FIS, a Texas corporation, to Bowen, Miclette, Descant and Britt Inc. for consideration of $1,525,845 and recognized a gain of approximately $1,298,000. In an unrelated transaction, the Company in December 1997 sold Foster Insurance Managers Inc. ("FIM") for $265,000 in cash to Tri-Star Insurance Services, Ltd., a Kentucky corporation. The Company recognized no gain as part of this transaction. The Company no longer has any interest in the insurance brokerage business as a result of these two transactions.

SEASONALITY

Possible Dreams experiences a significant seasonal pattern in its working capital requirements and operating results. Possible Dreams has historically received orders representing approximately 50% of its annual bookings during the first quarter for each of the last three calendar years. It ships product throughout the year, with a majority of the shipping occurring in the third and fourth calendar quarters of each year. Possible Dreams hires temporary employees during its third and fourth calendar quarters to accommodate peak shipping periods. Possible Dreams offers extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, Possible Dreams has had greater working capital needs in its second and third calendar quarters and has experienced greater cash availability in its fourth calendar quarter. As a result of this sales pattern, Possible Dreams typically records a substantial portion of its revenues in its third and fourth calendar quarters and expects this seasonal pattern to continue for the foreseeable future. Possible Dreams has historically financed its operations through internally generated cash flow and short term seasonal borrowings.

Pumpkin also experiences a significant seasonal pattern in its working capital requirements and operating results. Pumpkin's seasonal period has historically been between July and October with approximately 90% of its sales occurring during this period each year. Pumpkin offers extended payment terms to some of its customers for seasonal merchandise and collects a substantial portion of its accounts receivable in the fourth calendar quarter. Pumpkin has had a greater working capital need in the second and third calendar quarters and has experienced its greater cash availability in the fourth calendar quarter. It is anticipated that this seasonal pattern will continue for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $2,031,000 to $10,041,000 at December 31, 1997, primarily due to proceeds received from the sale of the Company's insurance agency brokerage operation. The Company sold its proprietary interest in FIS, an independent insurance agency, for $1,525,000 in cash and recognized a gain of $1,298,000. The Company, in an unrelated sale, sold FIM, its managing general agency, for $265,000 in cash. The combination of these two transactions had the effect of increasing consolidated working capital. Consolidated working capital at December 31, 1997 increased by $2,610,000 to $14,519,000 as compared to $11,909,000 at December 31, 1996.

The acquisition of Pumpkin also had an impact on consolidated working capital. Long-term debt increased by $2,336,000 to $12,383,000, primarily due to the acquisition by the Company of Pumpkin. Of the cash paid to the Seller of Pumpkin Masters, $1,500,000 was provided by the Company and the balance was borrowed pursuant to a credit agreement. The credit agreement provides various credit facilities to Pumpkin to partially finance the acquisition, to provide for seasonal working capital and letter of credit requirements and to pay transaction expenses. The credit facility consists of a revolving credit facility of up to $3,500,000 and amortizing term debt of $5,000,000 maturing from four to six years from the closing date. The credit facilities are secured by all of the acquired assets as well as by a pledge to the lenders under such agreement of the capital stock of Pumpkin owned by Pumpkin Holdings. In connection with this credit agreement, the lenders were issued a warrant exerciseable for 10% of the Class B Common Stock, on a fully diluted basis, of Pumpkin. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Pumpkin. An executive officer of Pumpkin was granted an option to acquire 4% of the Class A Common Stock of Pumpkin at an exercise price of $1,754 per share. This option is subject to certain restrictions on transfer of the shares of Pumpkin owned by the executive officer, together with certain preemptive rights, puts and calls and "tag along/drag along" rights with respect to these shares.

The Company expects no major increase in capital expenditures during calendar year 1998. The Company believes that with the addition of Pumpkin, the proceeds from the sale of the Company's insurance agency operations and from cash and cash equivalents at December 31, 1997, there will be sufficient cash on hand to meet the Company's working capital and operating expenditure requirements during calendar year 1998 and to compete for other acquisition opportunities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

SECURITY CAPITAL CORPORATION

Independent Auditors' Report .......................................................     17

Consolidated Financial Statements

   Consolidated Statements of Income--For the Year Ended December 31, 1997, the
   Three Months ended December 31, 1996 and the Years  Ended September 30,
   1996 and 1995 ...................................................................     18

   Consolidated Balance Sheets -- As of December 31, 1997 and 1996 .................     19

   Consolidated Statements of  Cash Flows--For the Year Ended December 31, 1997, the
   Three Months Ended December 31, 1996 and the Years  Ended September 30,
   1996 and 1995 ...................................................................     20

   Consolidated Statements of Stockholders' Equity-- For the Year Ended December 31,
   1997, the Three Months Ended December 31, 1996 and the Years Ended September 30,
   1996 and 1995 ...................................................................     21

   Notes to Consolidated Financial Statements ......................................     22

Supplementary Financial Information

   See Note 9 to Consolidated Financial Statements under this Item 8.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Security Capital Corporation
Houston, Texas 77008

We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1997, the three months ended December 31, 1996 and the years ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Security Capital Corporation and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1997, the three months ended December 31, 1996 and the years ended September 30, 1996 and 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Houston,  Texas
April 7, 1998

Consolidated Statements of Income
Security Capital Corporation and Subsidiaries
(In thousands, except per share amounts)

---------------------------------------------------------------------------------------------------------------
                                                      Twelve         Three           Twelve
                                                      Months         Months          Months          Twelve
                                                       Ended         Ended           Ended        Months Ended
                                                     12/31/97       12/31/96        9/30/96          9/30/95
---------------------------------------------------------------------------------------------------------------
Product sales                                      $     25,408   $      5,073   $       9,854   $        -

Cost of goods sold                                       11,803          2,476           4,764            -
---------------------------------------------------------------------------------------------------------------
Gross profit                                       $     13,605   $      2,597   $       5,090   $        -

Selling, general and administrative                       8,878          1,528           3,790          678
Depreciation and amortization                               950            182             296           17
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Total operating expenses                                  9,828          1,710           4,086          695
---------------------------------------------------------------------------------------------------------------
Operating income(loss)                             $      3,777   $        887   $       1,004   $    (695)
---------------------------------------------------------------------------------------------------------------
OTHER INCOME/EXPENSE
Income (loss) from joint enterprise                         129   $      (211)   $         362   $      415
Interest income                                             368             98             483          513
Interest expense                                        (2,005)          (507)           (731)            -
Other income                                                 22             16              82           11
---------------------------------------------------------------------------------------------------------------
Total other income (expense)                       $    (1,486)   $      (604)   $         196   $      939
---------------------------------------------------------------------------------------------------------------
Minority interest share of net income                     (356)           (55)           (129)            -
---------------------------------------------------------------------------------------------------------------
Income before gain on sale of proprietary
interest in affiliate and income taxes             $      1,935   $        228   $       1,071   $      244
---------------------------------------------------------------------------------------------------------------
Gain on sale of proprietary interest in affiliate         1,298              -               -            -
---------------------------------------------------------------------------------------------------------------
Income before provision (benefit) for income
taxes                                              $      3,233   $        228   $       1,071   $      244
---------------------------------------------------------------------------------------------------------------
Federal and state income tax provision (benefit)          (127)            103              58            -
---------------------------------------------------------------------------------------------------------------
Net income                                         $      3,360   $        125   $       1,013   $      244

Less preferred stock dividends                            (450)          (113)           (450)        (450)
---------------------------------------------------------------------------------------------------------------
Net income(loss) applicable to common
stockholders                                       $      2,910   $         12   $         563   $    (206)
---------------------------------------------------------------------------------------------------------------
Net income(loss) per common share                  $       0.66   $        0.0   $        0.14   $  *(0.05)
---------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                       4,382          4,060           4,060       *4,061
---------------------------------------------------------------------------------------------------------------

* Restated for one-for-eight reverse stock split.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------
As of December 31,                                                 1997                     1996
------------------------------------------------------------------------------------------------------------
ASSETS                                                         ( In thousands, except par value and shares)
Current assets:
Cash and cash equivalents                             $                 10,041      $                8,010
Account receivable (net of allowance for doubtful
    accounts of $317 and $250)                                           2,746                       3,063
Inventory                                                                4,307                       3,612
Deferred tax asset                                                         539                           -
Other current assets                                                       582                         628
                                                           --------------------        --------------------
Total current assets                                                    18,215                      15,313

Property and equipment (net of accumulated
      depreciation of $133 and $211)                                     1,404                       1,095
Intangible assets (net of accumulated
    amortization of $1,067 and $353 )                                   12,767                       8,984
Licenses and other assets                                                  164                         405
-----------------------------------------------------------------------------------------------------------
Total Assets                                          $                 32,550      $               25,797
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable                                          $                  1,000      $                1,000
Current portion of long-term debt                                        1,339                         950
Accounts payable                                                           811                       1,047
Federal income tax - current                                                50                           -
Accrued expenses and other liabilities                                     496                         407
                                                           --------------------        --------------------
Total current liabilities                                                3,696                       3,404

Long-term debt, less current portion                                    12,383                      10,047
Other long-term obligations                                                258                           -
-----------------------------------------------------------------------------------------------------------
Total Liabilities                                     $                 16,337      $               13,451
-----------------------------------------------------------------------------------------------------------
Minority interest                                                        1,419                         913
-----------------------------------------------------------------------------------------------------------
Commitments and Contingencies                         $                      -      $                    -
-----------------------------------------------------------------------------------------------------------
Class A preferred stock (redeemable), $.01 par
value, 50,000 shares authorized, 0 and 30,000
shares issued (including dividends in arrears
of $0 and $1,537)                                     $                      -      $                4,537
-----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 7,500 shares
    authorized; 551shares issued                      $                      -      $                    -
Class A common stock, $.01 par value,
    10,000,000  shares authorized; 5,625,065 and
    4,378,190 shares issued                                                 56                          44
Preferred stock, $.01 par value, 2,500,000
    shares authorized; none issued                                           -                           -
Additional paid-in capital                                              67,520                      62,544
Accumulated deficit                                                   (47,567)                    (50,477)
Less: Treasury stock, at cost, 318,575 shares                          (5,215)                     (5,215)
-----------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                            $                 14,794      $                6,896
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $                 32,550      $               25,797
-----------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
Security Capital Corporation and Subsidiaries

----------------------------------------------------------------------------------------------------------------------------------
                                                              Twelve          Three Months          Twelve             Twelve
                                                           Months Ended           Ended          Months Ended       Months Ended
                                                             12/31/97           12/31/96            9/30/96            9/30/95
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                              $          3,360   $            125   $          1,013   $            244
Adjustments to reconcile net income
to net cash provided (used) by operating activities:
   Depreciation of property and
   equipment, and amortization of goodwill and
   deferred items                                                    950                182                296                 17
   Minority interest                                                 356                 55                129                  -
   Changes in operating assets and liabilities,
    net of effects from acquisition of business
         (Increase) in deferred tax asset                          (539)                  -                  -                  -
         (Increase) decrease in accounts receivable                  723              6,731            (6,969)                  -
         (Increase) decrease in inventories                        1,652              1,398            (1,566)                  -
         (Increase) decrease in other assets                          35              (268)                839              (169)
         Increase (decrease) in accounts payable
         and other accrued expenses                              (1,427)              (657)                885                321
            Increase in income tax payable                            32                  -                  -                  -
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                   5,142              7,566            (5,373)                413
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capital expenditures                                               (131)                (3)               (13)                  -
Purchase of assets of  Possible Dreams and
    Columbia National Corporation (net of cash
    acquired of $764)                                                  -                  -           (16,296)                  -
 Purchase of assets of Pumpkin, Ltd. (net of
cash
      acquired of $444)                                          (5,945)                  -                  -                  -
Proceeds from sale of Foster Insurance Managers                      265                  -                  -                  -
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                 (5,811)                (3)           (16,309)                  -
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase (decrease) in borrowings under line of credit                 -            (7,884)              6,234                  -
Borrowings incurred to finance the acquisition of
    Possible Dreams and Columbia National
    Corporation                                                        -                  -             14,360                  -
Borrowing incurred to finance the acquisition of
    Pumpkin Ltd.                                                   5,000                  -                  -                  -
Net decrease in term loans                                       (1,752)              (375)
Repayment of additional payment obligations                         (44)                  -                  -                  -
Repayment of debt to affiliate                                     (504)                  -                  -                  -
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                   2,700            (8,259)             20,594                  -
----------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                   2,031              (696)            (1,088)                413

Cash and cash equivalents, beginning of period                     8,010              8,706              9,794              9,381

----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $         10,041   $          8,010   $          8,706   $          9,794
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Consolidated Statement of Stockholders' Equity
Security Capital Corporation and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Class A     Additional
                                               Number of     Common   Common       Paid-in    Accumulated     Treasury
(In thousands except shares)                 Shares Issued*   Stock    Stock       Capital       Deficit        Stock        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1994                    35,033,880      $--     $ 350      $ 62,405      $(50,846)     $(5,215)     $  6,694
-----------------------------------------------------------------------------------------------------------------------------------
Price adjustment of stock
previously sold to FGS and
designees                                            --         --      --            (167)         --           --            (167)

Net income for fiscal year 1995                      --                 --            --            --            244           244

Dividends in arrears on preferred
stock                                                --         --      --            --            (450)        --            (450)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                    35,033,880      $--     $ 350      $ 62,238      $(51,052)     $(5,215)     $  6,321
-----------------------------------------------------------------------------------------------------------------------------------
Net income for fiscal year 1996                      --         --      --            --           1,013         --           1,013

Dividends in arrears on preferred
stock                                                --         --      --            --            (450)        --            (450)

Reverse one-for-eight stock split             (30,654,102)      --      (306)          306          --           --            --

Payment for fractional shares                      (1,037)      --      --            --            --           --            --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                     4,378,741      $--     $  44      $ 62,544      $(50,489)     $(5,215)     $  6,884
-----------------------------------------------------------------------------------------------------------------------------------
Net income for the three months ended
December 31, 1996                                    --         --      --            --             125         --             125

Dividends in arrears on preferred
stock                                                --         --      --            --            (113)        --            (113)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                      4,378,741       --        44        62,544       (50,477)      (5,215)        6,896
-----------------------------------------------------------------------------------------------------------------------------------
Net income forb calendar year 1997                   --         --      --            --           3,360         --           3,360

Dividends in arrears on preferred
stock                                                --         --      --            --            (450)        --            (450)

Conversion of 30,000 hares of Class
preferred stock into 1,246,875 Class A
common stock                                    1,246,875       --        12         4,976          --           --           4,988
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                      5,625,616      $--     $  56      $ 67,520      $(47,567)     $(5,215)     $ 14,794
-----------------------------------------------------------------------------------------------------------------------------------

 * Includes both Common Stock and Class A Common Stock

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements
Security Capital Corporation and Subsidiaries
--------------------------------------------------------------------------------
1.  Organization
--------------------------------------------------------------------------------
Security Capital Corporation ("Security Capital" or, when referred to together with its subsidiaries, the "Company") owns, through its 90% owned subsidiary, P.D. Holdings, Inc. ("P.D. Holdings") 90% (77.5% effective after consideration of the outstanding warrants issued in conjunction with debt to purchase outstanding shares of common stock) of the outstanding shares of Possible Dreams, Ltd. ("Possible Dreams"), a Delaware corporation. Possible Dreams acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd. and Columbia National Corporation, both Massachusetts corporations, during May 1996. Possible Dreams operates as an importer, designer, warehouser and distributor of collectible Christmas figurines and ornaments and, to a lesser extent, religious articles. Pumpkin, Ltd.("Pumpkin") a Delaware corporation was established in June 1997 and was initially capitalized by the contribution of $1,500,000 from Pumpkin Masters Holdings, Inc. ("Holdings") and the issuance of a warrant for 100 shares of Class B nonvoting stock of Pumpkin at the warrant holder's option. Security Capital owns, through its 80% owned subsidiary Holdings, 100% of the capital stock of Pumpkin. Pumpkin acquired the assets and assumed certain liabilities of Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc. (the "Seller of Pumpkin Masters"), in June 1997 for a total purchase price of $7,717,493. Pumpkin is engaged in the business of manufacturing and distributing pumpkin and watermelon carving kits (comprised primarily of tools and patterns) and related accessories.
--------------------------------------------------------------------------------
2. Summary of significant accounting and reporting policies
--------------------------------------------------------------------------------

ACQUISITION OF POSSIBLE DREAMS, LTD.
The Company acquired the assets and assumed certain liabilities of Possible Dreams, Ltd., a Massachusetts corporation, and Columbia National Corp., a Massachusetts corporation, in May 1996, for a total initial purchase price of $17,360,000. To finance the transaction, the Company used $3,000,000 of equity contribution from P.D. Holdings ($300,000 provided by minority owners of P.D. Holdings), borrowed $9,250,000 under term loan agreements, borrowed $2,650,000 under a line-of-credit agreement and issued $2,460,000 in subordinated debt. The subordinated debt included a note payable for $500,000 which was contingent on Possible Dreams' obtaining a certain level of cash flow from May 1, 1996 to December 31, 1996. Possible Dreams' did not achieve the required cash flow and the subordinated debt was reduced by $500,000 to $1,960,000 and goodwill was reduced in the same amount. The acquisition, after subordinated debt reduction of $500,000, was accounted for under the purchase method of accounting and the acquisition can be summarized as follows:

Source of acquisition funds:
    Cash                                                        $ 2,700,000
    Debt issued (Note 5)                                         13,860,000
    Minority interests investment                                   300,000
                                                       ---------------------
                                                                $16,860,000
                                                       =====================

Allocation of purchase price:
    Goodwill and other intangible assets                        $ 8,837,175
    Inventories                                                   3,443,796
    Accounts receivable                                           2,824,506
    Property and equipment                                        1,100,000
    Other assets                                                    113,605
    Working capital                                                 540,918
                                                       ---------------------
                                                                $16,860,000
                                                       =====================

The consolidated financial statements of the Company include the operations of Possible Dreams since May 1, 1996.

ACQUISITION OF PUMPKIN, LTD.

The Company acquired the assets and assumed certain liabilities of Pumpkin, Ltd. in June 1997, for a total purchase price of $7,717,493. The Company used a $1,500,000 equity contribution and borrowed $5,000,000 under term loan agreements to finance the acquisition. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated as follows:

Source of acquisition funds:
    Cash                                                           $444,007
    Debt issued                                                   5,000,000
    Future minimum additional payments                              391,014
    Liabilities assumed                                           1,646,342
    Transaction costs                                               236,130
                                                       ---------------------
                                                                 $7,717,493
                                                       =====================

Allocation of purchase price:
Goodwill                                                         $3,758,659
Inventories                                                       2,348,295
Patents                                                             900,867
Accounts receivable                                                 406,529
Property and equipment                                              289,506
Other assets                                                         13,637
                                                       ---------------------
                                                                 $7,717,493
                                                       =====================

In addition to the cash purchase price paid at the closing, the purchase agreement provides for additional payments (the "Earnout Amount") to the Seller of Pumpkin Masters which are contingent upon future earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined. The Seller of Pumpkin Masters will be entitled to an Earnout Amount of $2,000,000 payable in 2002 should average annual EBITDA from the four year period January 1, 1997 through December 31, 2000 exceed $2,000,000. The Earnout Amount will be reduced proportionately if annual EBITDA is less than $2,000,000 but greater than $1,500,000. If average annual EBITDA is less than $1,500,000, the Earnout Amount will be zero.

The purchase agreement also provides for additional payments (" Additional Payments") to the Seller of Pumpkin Masters which are also contingent upon future EBITDA. At a minimum, Pumpkin will be required to make Additional Payments totaling $120,000 annually through the year 2001. The present value of the minimum Additional Payments based upon an imputed interest rate of 10% has been recorded as a liability in the accompanying balance sheet. The annual Additional Payment will increase to $160,000 in any year in which EBITDA is greater than $2,400,000.

In connection with the transaction, Pumpkin granted an option to purchase 36 shares of its Class A Common Stock to a key employee at an exercise price of $1,754 per share. The option has a term of ten years and is immediately exercisable.

The Company's consolidated financial statements include the operations of Pumpkin for the period June 27, 1997 (date of inception) through December 31, 1997.

DISPOSITION OF FOSTER INSURANCE SERVICES, INC. AND FOSTER INSURANCE MANAGERS
INC.

On July 17, 1997 the Company sold its beneficial interest in Foster Insurance Services, Inc. ("FIS"), a Texas corporation, to Bowen, Miclette, Descant and Britt Inc. for consideration of $1,525,845 and recognized a gain of approximately $1,298,000. In an unrelated transaction, the Company in December 1997 sold Foster Insurance Managers Inc. ("FIM") for $265,000 in cash to Tri-Star Insurance Services, Ltd., a Kentucky corporation. The Company recognized no gain as part of this transaction. The Company no longer has any interest in the insurance brokerage business as a result of these two transactions. The net revenues and expenses of FIS are shown on the consolidated statements of income as income (loss) from joint enterprise.

CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Security Capital, all of its subsidiaries and its affiliate FIS prior to its disposition effective June 30, 1997 and FIM prior to its disposition effective December 30, 1997. All significant inter-company balances have been eliminated in consolidation.

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

Significant estimates included within the financial statements include sales return and discount reserves, allowance for doubtful accounts, inventory obsolescence reserves and the fair value and economic lives of intangible assets.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Interest paid during calendar year 1997 and the three month transitional period ended December 31, 1996 was $2,005,000 and $507,000, respectively. The Company paid interest expense of $731,000 and $0 for fiscal years 1996 and 1995. Federal income taxes of $72,500, $30,000, $ 0, and $ 0 were paid during calendar year 1997, the three month transitional period ended December 31, 1996, fiscal year 1996 and fiscal year 1995.

REVENUE RECOGNITION
Revenues from product sales are recognized in the period in which the merchandise is shipped. Customers who purchase certain minimum quantities receive extended payment terms.

INVENTORIES
Inventories, comprised of finished goods, are valued at the lower of cost or market, with cost being determined by the first-in, first-out method ("FIFO") at Possible Dreams and the average cost method at Pumpkin.

PROPERTY AND EQUIPMENT
Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of the following:
---------------------------------------------------------------------------
December 31,                                    1997                  1996
---------------------------------------------------------------------------
                                                   (In thousands)
Land and improvements                        $   370                  $370
Buildings and improvements                       738                   630
Machinery and equipment                          251                    54
Data processing equipment                         83                    24
Furniture and fixtures                            95                   228
                                   ----------------------------------------
Total cost                                    $1,537              $  1,306
                                   ----------------------------------------
Less:  accumulated depreciation                  133                   211
                                   ----------------------------------------
Net book value                                $1,404             $   1,095
                                   ========================================

INTANGIBLE ASSETS
Intangible assets consist of the cost in excess of the fair value of net assets acquired in the Pumpkin and Possible Dreams acquisitions ("Goodwill") of $11,256,279 (net of amortization), deferred financing costs of $666,295 (net of amortization), and patents (net of amortization) of $844,194. Goodwill is being amortized on a straight-line basis over 20 years and deferred financing costs are being amortized over the term of the related debt. Patents are being amortized on a straight-line basis over their remaining lives of nine to twelve years.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments consist of current assets (except inventories), current liabilities, notes payable, additional payment obligations and long-term debt. Current assets and current liabilities are carried at cost, which approximates fair value. Notes payable, the additional payment obligations and long-term debt bear interest at current market rates and, accordingly, the carrying value of the debt approximates fair value.

EARNINGS PER SHARE
Earnings per common share amounts are based on the weighted average number of Common and Class A Common Shares outstanding and the dilutive effect, if any, of outstanding stock options. The sum of Common and Class A Common Stock is used because the two classes are identical except for certain transfer restrictions. Earnings per common share assuming full dilution are based on the actual shares outstanding and the dilutive effect, if any, of outstanding stock options. The assumed conversion of these options was anti-dilutive and had no impact for all periods presented.

The weighted average number of shares outstanding used in the computations of basic and fully diluted earnings per share was 4,382,157, 4,060,166, 4,060,166 and 4,060,659 for calendar year 1997, the three month transitional period ended December 31, 1996 and fiscal years 1996 and 1995, respectively. All references to amounts per share and number of shares in the financial statements and elsewhere throughout this report are restated to give effect to the one-for-eight reverse stock split effected in March 1996.

INCOME TAXES
The Company computes deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

--------------------------------------------------------------------------------
3.  Stock option plan
--------------------------------------------------------------------------------

Security Capital's 1982 Incentive Stock Option Plan (the "Plan"), as amended on December 10, 1990, provides for the granting of options to purchase up to 950,000 shares of Class A Common Stock to eligible employees of the Company at the fair market value on the date of the grant. Options were to be exercised in installments over the option period, but no options could be exercised after 10 years from the date of the grant. The Plan terminated on January 25, 1992.

Changes in outstanding shares under option during calendar year 1997, the three months ended December 31, 1996 and the two fiscal years ended September 30, 1996 and 1995 and the balance outstanding and available for future grant at December 31, 1997 are summarized as follows:

--------------------------------------------------------------------------------
                                             Number of         Option Price
                                              Shares *            Range *
--------------------------------------------------------------------------------
Outstanding at September 30, 1994                4,325        $5.00 - $49.04
Granted                                              -
Exercised                                            -
Canceled                                            313

--------------------------------------------------------------------------------
Outstanding at September 30, 1995                4,012             $5.00
Granted                                              -
Exercised                                            -
Canceled                                             -

--------------------------------------------------------------------------------
Outstanding at September 30, 1996                4,012             $5.00
Granted                                              -
Exercised                                            -
Canceled
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                 4,012             $5.00
Granted
Exercised
Canceled                                       (4,012)
Outstanding at December 31, 1997                   -0-
Exercisable:
          At December 31, 1997                     -0-
--------------------------------------------------------------------------------
Available for future grant                         -0-
--------------------------------------------------------------------------------
The remaining outstanding stock options have expired due to reaching the final exercise date.

* Restated for one-for-eight reverse stock split.

--------------------------------------------------------------------------------
4.  Federal income taxes
--------------------------------------------------------------------------------

Security Capital files a consolidated Federal income tax return with its subsidiaries using a September 30 fiscal year reporting basis.

At December 31, 1997, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $13 million, the expiration dates of which are as follows:

--------------------------------------------------------------------
December 31,                                              Amount
--------------------------------------------------------------------
                                                      (In thousands)
     2002                                               $  3,600
     2003                                                  1,800
     2004                                                  4,000
     2005                                                  2,400
     2006                                                    400
     2007                                                    200
     2008                                                    600
----------------------------------------------------------------
                                                        $ 13,000
----------------------------------------------------------------

In addition, in connection with the disposition of a former subsidiary of the Company, the Company incurred a tax loss amounting to approximately $26 million during the year ended September 30, 1988. The Company believes that a substantial portion of this loss is an ordinary loss for Federal income purposes which may be carried forward to 2003, although there can be no assurance that this position would prevail, if challenged. The Company believes that approximately $7.4 million of the loss is a capital loss which expired unused at September 30, 1994. The Company's Federal income tax returns have been examined by the Internal Revenue Service (the "IRS") through fiscal 1986 and the above loss carry-forwards, including the loss on disposition of the aforementioned subsidiary, remain subject to review by the IRS.

The Company computes deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The tax effects of the items comprising the Company's net deferred tax asset at December 31, 1997 and 1996 in the Company's statement of financial position are as follows:

--------------------------------------------------------------------------------
December 31,                                                1997           1996
--------------------------------------------------------------------------------
(In thousands)
  Deferred tax assets (credits):
      Allowance for doubtful accounts and
    inventory differences                         $          189   $         39
       Operating loss carry-forwards                      10,744         11,987
     Alternative minimum tax carryover                       100              -
       Accelerated depreciation and other                   (11)           (17)
                                                     ---------------------------
                                                          11,022         12,009

        Valuation allowance                             (10,483)       (12,009)
                                                     ---------------------------

  Net deferred tax asset                          $          539   $        -0-
                                                     ===========================

A reconciliation of the provision for income taxes to income taxes based on the 34% statutory rate for the year ended December 31, 1997 is as follows (in thousands):

Federal income taxes based on 34% of pre-tax
income                                                 $     1,118
Utilization of Federal net operating loss
carry-forwards                                               (944)
State income taxes, net of Federal benefit                     198
Recognition of deferred tax asset for Federal net
operating loss carry-forwards                                (500)
Other                                                            1
                                                          =========
Provision (benefit) for income taxes                   $     (127)
                                                          =========

--------------------------------------------------------------------------------
5.  Debt
--------------------------------------------------------------------------------

Long-term debt consists of the following at December 31, 1997 and December 31, 1996:

                                                                                   1997             1996
                                                                             --------------- ------------------
                                                                                     (In thousands)
Possible Dreams Tranche A Term Loan, payable in twenty quarterly installments through July 1, 2001. The loan bears interest at the commercial paper rate plus
4% (9.586% at December 31, 1997 and 9.566% at December 31, 1996). Interest
is payable monthly.                                                               $4,175            $5,375

Possible Dreams Tranche B Term Loan, payable in seven annual installments through April 1, 2003. The loan bears interest at the commercial paper rate plus
6% ( 11.586% at December 31, 1997 and 11.566% at December 31, 1996). Interest
is payable monthly.                                                                3,500             3,500

Possible Dreams Subordinated promissory notes payable to the former owners of
Possible Dreams, interest rates ranging from 10 - 14% ( 10% at December 31, 1997 and December 31, 1996) per annum. The principal payments are due in one installment on May 31, 2003. Interest is payable in semi-annual installments
on May 1 and November 1.                                                           1,960             2,460

Pumpkin Tranche A Term Loan, payable in 16 quarterly installments ranging from
$150,000 to $225,000 through December 31, 2001; The loan bears interest at the commercial paper rate plus 4.5% (10.09% at December 31, 1997). Interest is
payable monthly.                                                                   2,448                 -

Pumpkin Tranche B Term Loan, payable in eight quarterly installments commencing upon repayment of the Tranche A Term Loan but no later than October 1, 2001. The loan bears interest at the commercial paper rate plus 6.5% (approximately 12.09%
at December 31, 1997). Interest is payable monthly.                                2,000                -
                                                                          --------------- -----------------
                                                                                  14,083            11,335
Less amounts representing debt discount                                            (361)             (338)
Less current portion                                                             (1,339)             (950)
                                                                          =============== =================
Total long term debt                                                             $12,383           $10,047
                                                                          =============== =================

The scheduled repayments of the loans are as follows:

    DECEMBER 31,                                         AMOUNT
    ------------                                         ------
                                                    (In thousands)
        1998                                             $1,339
        1999                                              1,930
        2000                                              2,083
        2001                                              2,326
        2002                                              3,025
     Thereafter                                           3,380
                                                  =================
                                                        $14,083
                                                  =================

In connection with the Possible Dreams Tranche A and Tranche B loans , Possible Dreams' issued warrants to purchase 250 shares (12.5%) of Possible Dreams Class B Common Stock. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Possible Dreams. The warrants were valued at approximately $428,571 and recorded as an original issue discount. The discount will be amortized over the life of the debt using the effective interest method. The Tranche A and B loans contain financial and prepayment of principal covenants. If Possible Dreams' cash flows meet certain thresholds, as defined in the loan agreements, payments due under the Tranche A and B loans will become accelerated. The Possible Dreams' subordinated promissory note contained provisions under which the notes would be reduced by $500,000 if certain levels of cash flows were not met by Possible Dreams. Since these levels were not met, the subordinated notes and goodwill recorded at the acquisition were reduced in 1997 by $500,000.

In connection with the Pumpkin Tranche A and Tranche B loans, Pumpkin issued a warrant to purchase 100 shares of Pumpkin's Class B common stock. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Pumkin The warrants were valued at $150,000 and recorded as an original issue discount. The discount will be amortized over the term of the debt of five to six years using the effective interest method.

In addition, the Company entered into a Consolidated Income Tax Sharing Agreement (the "Tax Sharing Agreement") with Possible Dreams and Pumpkin whereby both companies will calculate and pay to the Company the amount of its income tax liability as if they were not part of a consolidated group. The excess of the payment made by Possible Dreams and Pumpkin to the Company over the Company's tax liability will accrue to the Company subject to certain rights of the lenders. The lenders require the Company to set aside in a separate account such excess amounts paid by Possible Dreams and Pumpkin to the Company during the first three years of the Tax Sharing Agreement and to pledge the Company's rights in such account to the lenders as additional collateral for the loans to Possible Dreams and Pumpkin.

Possible Dreams maintains a $10,000,000 revolving line of credit that expires on May 17, 2003. Pumpkin maintains a $3,500,000 revolving line of credit which is limited to the borrowing base, as defined, and expires on the earlier of the date upon which the Pumpkin Tranche A and Tranche B loans have been paid in full or July 1, 2003. Possible Dreams had $1,000,000 drawn on its revolving line of credit, while Pumpkin had nothing outstanding at December 31, 1997. Pumpkin's revolving line of credit bears interest at the commercial paper rate plus 4.25% (9.84% at December 31, 1997), while Possible Dreams' revolving line of credit bears interest at the commercial paper rate plus 4% (9.586 at December 31, 1997). Interest on both the revolving lines of credit are payable monthly.

The Possible Dreams' credit agreement contains restrictive covenants prohibiting or limiting certain actions of Possible Dreams, including payment of capital expenditures, investments, and incurrences of debt, and requires certain actions of Possible Dreams, including the maintenance of specified levels of profitability and tangible net worth, as defined. At December 31, 1997, Possible Dreams was not in compliance with the restrictive covenants related to capital expenditures and minimum EBITDA. However, Possible Dreams received a waiver of such noncompliance for the entirety of calendar year 1997 from its lender.

Both Possible Dreams' and Pumpkin's lines of credit and term loans are secured by substantially all their assets as well as by a pledge to the lender of their common stock.

--------------------------------------------------------------------------------
6.  Redeemable Preferred Stock
--------------------------------------------------------------------------------

FGS and its designees purchased 30,000 shares of Preferred Stock from the Company for $3,000,000, on July 30, 1993. This non-voting preferred stock is subject to mandatory redemption on the following date or dates: (1) eight years from the date of issuance of the first shares of such stock; (2) the occurrence of a change of control in the majority of the Board of Directors; or (3) each date, if any, on which an adjustment to the purchase price of the stock shall be required. The stock has a purchase price and redemption price equal to the liquidation value, which is $100 per share. In addition, the Class A Preferred Stock bears a dividend of 15% per annum payable in cash. Until redemption or the liquidation of the Company, dividends on Preferred Stock are payable only out of cumulative net income since January 1, 1990

As of December 31, 1997, FGS and its designees converted its 30,000 shares of Class A Preferred Stock and $1,987,500 of accrued dividends into 1,246,875 shares of Class A Common Stock at a valuation of $4 per share.

--------------------------------------------------------------------------------
7.  Stockholders' Equity
--------------------------------------------------------------------------------

On January 26, 1990, Security Capital executed a Stock Purchase Agreement with FGS, Inc., a Delaware corporation ("FGS"). Pursuant to the Stock Purchase Agreement, FGS and its designees had acquired for an aggregate consideration to date of $4,416,613 (subject to adjustments as noted below) 4,483,975 shares (without adjusting for the reverse stock split) of Class A Common Stock, 1025 shares (without adjusting for the reverse stock split) of Common Stock and 30,000 shares of Class A Preferred Stock. The original purchase price per share for such Common Equity purchased by FGS and its designees was $.3822816 per share. This per share price was the unconsolidated net book value of the Company's Common Stock as of September 30, 1989 subject to various adjustments pursuant to the Stock Purchase Agreement. The adjustments to the per share price under the Stock Purchase Agreement which have been made since the purchase of capital stock by FGS, and which may in the future be made, reflect the difference, if any, between estimated amounts and actual amounts (a) received in connection with (i) the liquidation of the Company's investment in Security Capital Lloyds ("SCL"), (ii) the sale of certain assets of the Company and (iii) the termination of the Company's pension plan and (b) expended in connection with termination of the lease of the Company's New York office. Such adjustments shall be made no less frequently than every six months with the final adjustment no later than the date of termination of the sublease of the Company's former New York office in January 1995. In addition, the per share price is subject to adjustment (i) to reflect liabilities of the Company, if any, existing prior to January 26, 1990 not included in the calculation of the per share price or (ii) in satisfaction of Security Capital's obligation to indemnify FGS for losses resulting from or relating to (x) any misrepresentation, breach of warranty or breach of covenant in the Stock Purchase Agreement or (y) operations of the Company prior to January 26, 1990. As of the date of this report, the only known remaining adjustments to the per share price under the Stock Purchase Agreement relate to possible amounts due to the City and State of New York. During fiscal year 1996, the Company paid $166,000 to FGS and its designees for prior year adjustments.

In March 1996, the Company effected a one-for-eight reverse split of the Company's Common Stock and Class A Common Stock. The reverse split had the effect of decreasing the number of issued shares from 35,033,880 to approximately 4,378,741. The par value of the reduced shares in connection with the reverse split was charged to Common Stock and Class A Common Stock and a like amount credited to paid-in-capital. Accordingly, all share and per share data in the financial statements and footnotes have been restated to reflect the reverse stock split.

--------------------------------------------------------------------------------
8.  Related party transactions
--------------------------------------------------------------------------------

On April 27, 1990, Security Capital entered into an Advisory Services Agreement effective as of January 26, 1990 (the "Advisory Agreement") with Capital Partners, Inc. ("CP, Inc."), an entity affiliated with FGS, pursuant to which such entity provides certain advisory services in the areas of investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy in lieu of the services previously provided by certain of the Company's officers and other support personnel from the Company's former New York office. The annual fee for such services pursuant to the Advisory Agreement was $150,000 (due in quarterly installments in advance) plus certain out-of-pocket costs (which do not include rent and utilities of CP, Inc. and compensation of CP, Inc. employees). In connection with the acquisition of Possible Dreams, the Company entered into an amendment to the Advisory Agreement with CP, Inc. to provide management advisory services to Possible Dreams for an increase in the annual fee of $175,000 to $325,000. In connection with the acquisition of Pumpkin the Company entered into another amendment to the Advisory Agreement with CP, Inc. to provide management advisory services to Pumpkin. The fee to CP, Inc. will be payable quarterly and will be the greater of $100,000 annually or 5% of the Pumpkin's annual EBITDA, as defined in the purchase agreement. Such fee is subject to appropriate adjustment should the scope of operations of the Company change, whether from an acquisition or otherwise. Pursuant to the Advisory Agreement, no compensation is paid to the current Chairman of the Board, President and Secretary and Assistant Secretary in their respective capacities as such.

The Advisory Agreement states that, from time to time, CP, Inc. may present acquisition opportunities to the Company that it believes may be appropriate for the Company, but that CP, Inc. is under no obligation to present any or all acquisition candidates of which it is aware to the Company except for insurance agency business. If the Company or any of its subsidiaries completes any acquisition which was presented by CP, Inc., the Company is obligated to pay CP, Inc. an investment banking fee at the usual and customary rate for transactions of such size and complexity. In connection with the Possible Dreams and Pumpkin acquisitions, investment banking fees of $200,000 and $120,000 were paid to CP, Inc., respectively. The initial term of the Advisory Agreement was for one year commencing on January 26, 1990; the agreement provides that thereafter it will be automatically extended for additional one-year periods unless either party gives 30 days' written notice to the other of its intention to terminate.

Both of the key executives of Possible Dreams have entered into employment, consulting and non-competition agreements. The President and Chief Executive Officer of Possible Dreams, acquired 10% of the Class A Common Stock of P.D. Holdings for $300,000, as part of the Company's transaction to purchase Possible Dreams. The President and another executive officer were granted options to purchase an additional 10% of such Class A Common Stock at an exercise price of approximately $1,904 per share. Both executive officers, P.D. Holdings and the Company entered into a Stockholders' Agreement providing for certain restrictions on transfers of the shares of P.D. Holdings owned by them, together with certain preemptive rights, rights of first refusal, puts and calls, "tag along/drag along" rights and registration rights with respect to the Class A and Class B Common Stock of P.D. Holdings. The Company has employment agreements with both key executives for five and three year terms. In addition, at the conclusion of the employment agreements the President and the other key executive officer each have a consulting agreement for three and one year terms, respectively. During the term of the agreement, the President will be paid $75,000, adjusted for the cost of living, and the other executive officer will be paid $50,000, adjusted for the cost of living.

A key employee of Pumpkin was granted options to acquire 36 shares, or 4% of the Class A Common Stock of Pumpkin, at an exercise price per share of $1,754. The options, which are immediately exercisable, are subject to certain restrictions on transfer of these shares of Pumpkin owned by the executive, together with certain preemptive rights, puts and calls and "tag along/drag along" rights with respect to these shares.
The options have a term of ten years.

The Seller of Pumpkin received stock of Holdings constituting 20% of the outstanding Common Stock of Holdings. The Seller of Pumpkin is also entitled to receive a payment of up to $2,000,000 (the "Earnout Amount") if Pumpkin's average earnings before income taxes, depreciation and amortization ("EBITDA"), as defined in the asset purchase agreement, is in excess of $1,500,000 during the four fiscal years following the closing. If earned, the amount is first payable in June of 2002, with the possibility of being deferred until June 2004. In addition, the Seller of Pumpkin will receive a payment of at least $120,000 and up to $160,000 each fiscal year, payable quarterly, until the Earnout Amount is either not to be earned or, if determined to be earned, paid. The Earnout Amount is fully subordinate to debt under such credit agreement and any loans by the Company to Pumpkin. The purchase agreement also provides for certain restrictions on transfers of shares of Pumpkin Holdings owned by the Company and the Seller of Pumpkin Masters, together with certain preemptive rights, rights of first refusal, puts and calls and "tag along" rights.

Effective September 1, 1992, FIM entered into (i) an Agency and Management Services Agreement (as amended, the "Agency Agreement") with FIS which replaced a previous agreement with Stanley L. Spring, and (ii) a Buy-Sell Agreement (the "Buy-Sell Agreement") with FIS and Edward G. Britt, Jr. ("Britt"), the sole shareholder of FIS. In connection with these transactions, Mr. Spring resigned all directorships and offices held by him with Security Capital and its affiliates.

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

Pursuant to the Buy-Sell Agreement, FIM received an option to purchase 50% of the stock of FIS at any time for $1,000. In addition, Britt received the option, any time after the later of (i) September 30, 1994 and (ii) the payment to FIM of $1,000,000 pursuant to the Agency Agreement, to purchase any shares of FIS then owned by FIM and to terminate the Agency Agreement for a purchase price equal to 50% of the then fair market value of FIS (which fair market value shall in any event not be less than $3,000,000) plus an amount equal to $1,000,000 less the amounts previously paid to FIM pursuant to the Agency Agreement. The Buy-Sell Agreement also requires FIM to purchase Britt's shares of FIS for $500,000 in the event that the Agency Agreement is terminated due to the death or disability of Britt and requires Britt to make certain payments to FIM in the event that the Agency Agreement is terminated for any other reason.

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

In connection with the sale of the Company's proprietary interest in FIS, the Agency Agreement, the Buy-Sell Agreement and the Participation Agreement discussed above were canceled.

--------------------------------------------------------------------------------
9.  Quarterly information (unaudited)
--------------------------------------------------------------------------------

The following is a summary of operations by quarter (dollar amounts in thousands, except per share amounts):

 ---------------------------------------------------------------------------------------------------
                                              1st             2nd             3rd             4th
                                            Quarter         Quarter         Quarter         Quarter
 ---------------------------------------------------------------------------------------------------
 CALENDAR YEAR 1997:

 Product sales                         $      2,542    $      3,490    $     14,863    $      4,513
 Net income (loss)                            (240)               1           3,517              82

 Earnings (loss) per common share            (0.09)          (0.03)            0.80          (0.02)
 Dividends per share of
 common stock                                     -               -               -               -

 CALENDAR YEAR 1996:

 Operating revenues                    $          -    $      1,453    $      8,401    $      5,073
 Net income (loss)                              249           (272)           1,024             125

 Earnings (loss) per common share              0.03          (0.09)            0.22             0.0
 Dividends per share of
 common stock                                     -               -               -               -

--------------------------------------------------------------------------------
10.  Commitments and Contingencies
--------------------------------------------------------------------------------

COMMITMENTS

Possible Dreams maintains certain agreements with giftware designers which require payment of royalties based upon a percentage of net sales of certain products and other formulas as stated in the agreements. The royalty expense under these agreements amounted to $237,961 for calendar year 1997 and $183,226 for the period May 1, 1996 to December 31, 1996 (the period the Company owned Possible Dreams during calendar year 1996). Possible Dreams also rents a show room in New York under a five year lease agreement. Annual rent expense is $72,800 through the year 2001 and $66,733 in the year 2002. Pumpkin leases its office building and certain equipment from the minority shareholders of Holdings under operating lease agreements. Future minimum rental payments under the office space operating leases for the years ending December 31 are as follows:


Year                                                Minimum rental payments
                                                 ------------------------------
                                                        (In thousands)
1998                                                          $116
1999                                                           116
2000                                                           116
2001                                                           116
2002                                                            88
                                                 ------------------------------
Total minimum operating lease payments                       $552
                                                 ==============================

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

By notice received January 3, 1994, the Company's insurance agency affiliate, FIS, was sued in the 281st Judicial District Court of Harris County, Texas by Quality Oilfield Products, Inc. for damages of at least $2,000,000 plus attorneys' fees, plus potentially treble damages, for alleged failure to provide a policy of insurance for compensation for future losses related to business interruption. In connection with the sale of the Company's proprietary interest in FIS, the Company was indemnified for any losses arising out of this claim.

 The Company is a party to several legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses to these actions, and they should have no material adverse effect on the operations or financial condition of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                           PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The following table sets forth certain information with respect to the directors and executive officers of the Company.

                                                 PRINCIPAL OCCUPATIONS DURING
                                DIRECTOR         THE LAST FIVE YEARS;
NAME                     AGE    SINCE            OTHER DIRECTORSHIPS
----                     ---    -----            ----------------------------
William T. Bozarth       57     1988             Vice President and
                                                 Controller of Travelers
                                                 Group Inc., a diversified
                                                 financial services company,
                                                 since November 1991; Senior
                                                 Vice President and Chief
                                                 Financial Officer of Gulf
                                                 Insurance Group, a property
                                                 and casualty insurance
                                                 company, since September
                                                 1990; Executive Vice
                                                 President of the Company
                                                 from March 1989 until
                                                 January 1990; Senior Vice
                                                 President of the Company
                                                 from August 1984 until March
                                                 1989; a former director or
                                                 officer of various present
                                                 and former subsidiaries or
                                                 affiliates of the Company;
                                                 and, previously, a Partner
                                                 of Arthur Andersen & Co.,
                                                 New York, New York, public
                                                 accountants.

Brian D. Fitzgerald      53     1990             Chairman of the Board of the
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

                                                 PRINCIPAL OCCUPATIONS DURING
                                DIRECTOR         THE LAST FIVE YEARS;
NAME                     AGE    SINCE            OTHER DIRECTORSHIPS
----                     ---    -----            ----------------------------
A. George Gebauer        64     1990             President of the Company since
                                                 January 1990 and Secretary of
                                                 the Company since February
                                                 1994; Vice President, Secretary
                                                 and a director of FGS since
                                                 March 1989; and a partner,
                                                 general partner, stockholder,
                                                 officer and/or director of
                                                 various Capital Partners
                                                 entities for more than five
                                                 years. Mr. Gebauer was formerly
                                                 a director and executive
                                                 officer of Alpha Modular
                                                 Systems, Inc., a privately-held
                                                 California corporation which
                                                 had an involuntary petition
                                                 under Chapter 7 of the U.S.
                                                 Bankruptcy Code filed against
                                                 it on March 18, 1994 by certain
                                                 of its creditors in the United
                                                 States Bankruptcy Court for the
                                                 Central District of California,
                                                 San Bernardino division. Mr.
                                                 Gebauer also was a director of
                                                 Bryant, a privately-held
                                                 Delaware corporation that on
                                                 May 17, 1996 filed a petition
                                                 for bankruptcy under Chapter 11
                                                 of the U.S. Bankruptcy Code in
                                                 United States Bankruptcy Court
                                                 for the District of
                                                 Arizona.

Thomas J. Gochberg       58     1979             President of TJG Holdings,
                                                 Inc., a New York corporation
                                                 which is the general partner
                                                 of various real estate
                                                 investment entities, since
                                                 July 1991; President and
                                                 Chief Executive Officer of
                                                 the Company from its
                                                 inception in November 1979
                                                 until January 1990; a former
                                                 director or officer of
                                                 various present and former
                                                 subsidiaries or affiliates
                                                 of the Company; and a
                                                 director of Smith Barney,
                                                 Inc., New York, New York, an
                                                 investment banking holding
                                                 company, from February 1979
                                                 until March 1984.

Larry M. Karren          43     --               Vice President of the
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

            The Stock Option Committee is composed of Messrs. Fitzgerald and Gebauer and administers the Security Capital Corporation 1982 Incentive Stock Option Plan, which recently terminated. The Board of Directors does not have a nominating committee, compensation committee or any committee performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION.

         1.       SUMMARY COMPENSATION TABLE

                  The following Summary Compensation Table sets forth certain information about the cash and non-cash compensation earned by or awarded to the chief executive officer of the Company, A. George Gebauer, President and Secretary of the Company, and to the two other executive officers of the Company for services rendered to the Company during the fiscal years ended December 31, 1997, September 30, 1996, and September 30, 1997 and for the three month period from October 1 through December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

NAME AND PRINCIPAL                                                ALL OTHER
POSITION                       PERIOD       SALARY     BONUS     COMPENSATION
--------                       ------       ------     -----     ------------
A. George Gebauer         Fiscal Year 1997
President and Secretary   Fiscal Year 1996   (1)        (1)          (1)
                          Fiscal Year 1995   (1)        (1)          (1)
                            Three-Month      (1)        (1)          (1)
                               from
                            1/1-12/31/96     (1)        (1)          (1)

Brian D. Fitzgerald       Fiscal Year 1997
Chairman of the Board     Fiscal Year 1996   (1)        (1)          (1)
                          Fiscal Year 1995   (1)        (1)          (1)
                            Three-Month      (1)        (1)          (1)
                               from
                            1/1-12/31/96     (1)        (1)          (1)

Larry M. Karren           Fiscal Year 1997  $78,500    $16,064       $1,872
Vice President(2) and     Fiscal Year 1996  $121,250   $15,997       $5,237
Treasurer                 Fiscal Year 1995  $110,000   $26,204       $3,938
                            Three-Month
                            Period from
                            1/1-12/31/96    $ 31,250   $14,234       $ 923
---------------------------
(1) Messrs. Fitzgerald and Gebauer receive no compensation for their services as officers of the Company. CP Inc., a corporation controlled by Mr. Fitzgerald and for which Mr. Gebauer serves as an officer, is paid a management fee pursuant to the Advisory Agreement between the Company and CP Inc. Pursuant to the

      Advisory Agreement, CP Inc. provides certain advisory services to the Company in the areas of investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. The annual fee for such services pursuant to the Advisory Agreement is $325,000 (due in quarterly installments in advance) plus certain out-of-pocket costs (which do not include rent and utilities of CP Inc. and compensation of CP Inc. employees), subject to adjustment, as described below). Such fee is subject to appropriate adjustment should the scope of operations of the Company change, whether from an acquisition or otherwise. For example, when the Company acquired the assets of Possible Dreams, Ltd. and Columbia National Corporation, the Advisory Agreement was amended to increase the annual fee from $150,000 to $325,000. In addition, upon the acquisition of the assets of Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc. it was amended to increase the fee by an amount equal to the greater of $100,000 and 5% of the annual EBITDA of Pumpkin (calculated as provided in the Asset Purchase Agreement, dated as of June 27, 1997, effecting such purchase). During the period from October 1, 1996 through December 31, 1996, CP Inc. was paid a fee of $81,300 and was reimbursed for expenses incurred by it of approximately $5,300. During fiscal 1997, CP Inc. was paid a fee of $375,000 and was reimbursed for expenses incurred by it of approximately $25,400. In addition, for additional services rendered in connection with the Company's acquisition of Pumpkin, CP Inc. was paid an investment banking fee of $120,000. CP Inc. was also reimbursed for approximately $6,700 of legal and other expenses incurred by it on behalf of the Company in connection with a prospective acquisition that failed to close. See "Item 13. Certain Relationships and Related Transactions."

(2) Includes $309 of insurance premiums for fiscal year 1997 and $142 for the three month period from October 1, 1996 to December 31, 1996 paid by the Company on a term life insurance policy for the benefit of Mr. Karren and approximately $1,563 for fiscal year 1997 and $781 for the three month period from October 1, 1996 to December 31, 1996 of Company contributions for the account of Mr. Karren under a Section 401(k) plan.

      2. OPTION/SAR GRANTS IN PERIOD FROM OCTOBER 1, 1996 THROUGH DECEMBER 31, 1997

                  No Options or SARs were granted to any executive officer of the Company during the period from October 1, 1996 through December 31, 1997.

      3. AGGREGATED OPTION/SAR EXERCISES IN PERIOD FROM OCTOBER 1, 1996 THROUGH DECEMBER 31, 1997

                  No Options or SARs were exercised by any executive officer of the Company during the period from October 1, 1996 through December 31, 1997 and the only Options held by an executive officer, being for 2,250 shares and held by Larry M. Karren, expired unexercised on December 31, 1997

      4.          LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS IN LAST FISCAL YEAR

                  No LTIP Awards were made to any executive officer of the Company during period from October 1, 1996 through December 31, 1997.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table and the notes thereto set forth information, as of March 20, 1998 with respect to the beneficial ownership of shares of each class of equity securities of the Company by the only persons known to the Company to have beneficial ownership of more than 5% of such class, by each director of the Company, by each executive officer of the Company and by the directors and executive officers of the Company as a group. Except as otherwise indicated, each person is believed to exercise sole voting and dispositive power over the shares reported.

                                                      Amount of Beneficial Ownership As of March 20, 1998
                                  ---------------------------------------------------------------------------------------------
                                                                                                                     Percentage
                                                                            Class A                                      of
Name and Address                                      Percentage             Common             Percentage             Common
of Beneficial Owner               Common Stock         of Class              Stock               of Class              Equity
-------------------               ------------         --------              -----               --------              ------
Brian D. Fitzgerald                    128               34.1%             4,012,942               75.6%                 75.6%
One Pickwick Plaza
Suite 310, Greenwich
CT 06830(1)(2)

FGS, Inc.                              128               34.1%              3,846,997              72.5%                 72.5%
1105 North Market St.
Suite 1300, Wilmington,
DE 19894(1)(2)

Capital Partners, Inc.                  __                  __             3,346,324               63.1%                 63.1%
One Pickwick Plaza
Suite 310, Greenwich,
CT 06830(1)(2)

CP Acquisition, L.P. No. 1              __                  __             3,319,308               62.6%                 62.6%
1105 North Market St.
Suite 1300, Wilmington,
DE 19894(1)(2)

FGS Partners, L.P.                      __                  __             3,319,308               62.6%                 62.6%
One Pickwick Plaza
Suite 310, Greenwich,
CT 06830(1)(2)

William T. Bozarth                      __                  __                    __                  __                    __

A. George Gebauer(1)(2)                 __                  __                89,198                1.7%                  1.7%

Thomas J. Gochberg                       1                   *                 8,709                   *                     *

Larry M. Karren                         __                  __                    34                   *                     *

All Directors and
Executive Officers as
a Group (5 persons)                    129               34.4%             4,110,883               77.5%                 77.5%

*  Less than one percent
                          (FOOTNOTES ON FOLLOWING PAGE)

-----------------
(1) The following related entities are generally referred to as "Capital Partners": (a) CP Inc., a Connecticut corporation, of which Brian D. Fitzgerald is the sole stockholder and director, and A. George Gebauer is an officer; (b) Fitzgerald and Partners, a Delaware general partnership ("F&P"), of which Messrs. Fitzgerald and Gebauer are partners; (c) Capital Partners I, L.P., a New York limited partnership, of which CP Inc. and F&P are the general partners; and (d) 13 related Delaware limited partnerships, known collectively as "Capital Partners II," as follows: (i) CP Acquisition; (ii) CP Acquisition, L.P. No. 2; (iii) CP Acquisition, L.P. No. 3; (iv) CP Acquisition, L.P. No. 4A; (v) CP Acquisition, L.P. No. 4B; (vi) CP Acquisition, L.P. No. 5A; (vii) CP Acquisition, L.P. No. 5B;
      (viii) CP Acquisition, L.P. No. 6A; (ix) CP Acquisition, L.P. No. 6B; (x) CP Acquisition, L.P. No. 7A; (xi) CP Acquisition, L.P. No. 7B; (xii) CP Acquisition, L.P. No. 8A; and (xiii) CP Acquisition, L.P. No. 8B. CP Inc., FGS, a Delaware corporation, of which Mr. Fitzgerald is the controlling stockholder, president, treasurer and a director, and FGS Partners, L.P., a Connecticut limited partnership, of which CP Inc. is the general partner, are the general partners of the 13 related partnerships.

      Brian D. Fitzgerald owns of record 138,929 shares of the Class A Common Stock. CP Inc. owns of record 27,016 shares of the Class A Common Stock, CP Acquisition owns of record 3,319,308 shares of the Class A Common Stock and FGS owns of record 527,689 shares of the Class A Common Stock and 128 shares of the Common Stock.

(2) Mr. Fitzgerald may be deemed to own beneficially the 138,929 shares of the Class A Common Stock owned of record by him, the 27,016 shares of the Class A Common Stock owned of record by CP Inc., the 3,319,308 shares of the Class A Common Stock owned of record by CP Acquisition and the 527,689 shares of the Class A Common Stock and the 128 shares of the Common Stock owned of record by FGS. Mr. Fitzgerald has shared authority to vote and dispose of the FGS-owned shares of the Class A Common Stock and the Common Stock and disclaims beneficial ownership of such FGS-owned shares for all other purposes. Mr. Gebauer is also a stockholder, officer and director of FGS and an officer of CP Inc., but he disclaims beneficial ownership of shares of the Class A Common Stock and the Common Stock owned of record by such corporations for any purpose. The ownership noted above excludes the 82,453 shares of the Class A Common Stock and the Common Stock and the 650 shares of the Class A Preferred Stock owned by the Fitzgerald Trust (of which Mr. Fitzgerald's brother is sole trustee and Mr. Fitzgerald's minor children are sole beneficiaries), as to which beneficial ownership is disclaimed for all purposes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EXCHANGE AGREEMENT; EXCHANGE OF CLASS A PREFERRED SHARES FOR CLASS A COMMON
STOCK

In late 1997, CP Inc., on behalf of the holders of all the outstanding shares of the Class A Preferred Stock, proposed that the Company consider an exchange of all of the outstanding shares of the Class A Preferred Stock, and all accrued dividends thereon, for shares of the Class A Common Stock, at an exchange price per share equal to $4.00 (the "Exchange"). In light of the affiliations of Mr. Fitzgerald and Mr. Gebauer to CP Inc., as described earlier in this Form 10-K, the Company's Board of Directors established a Special Committee composed of Messrs. Bozarth and Gochberg to review, analyze and negotiate the proposed Exchange or other possible transaction. After reviewing and considering information about the Class A Preferred Stock and the accrued dividends thereon, including the historical trading prices of the Class A Common Stock, the impact of the Exchange on the Company's financial condition and results of operations, the potential uses of the cash to be saved by the Company as a result of the Exchange and the terms and provisions of the Exchange Agreement (as defined below), including Mr. Fitzgerald's undertaking described in the next paragraph, the Special Committee approved the Exchange on January 5, 1998.

The Exchange was effective as of December 31, 1997 (the "Exchange Date") pursuant to an Exchange Agreement among the Company, each holder of Class A Preferred Stock and Mr. Fitzgerald (the "Exchange Agreement"). As of the Exchange Date, 30,000 shares of Class A Preferred Stock were outstanding and such shares had an aggregate liquidation preference of $3,000,000, exclusive of accrued dividends thereon of $1,987,500. Accordingly, in accordance with the Exchange Agreement, such shares of Class A Preferred Stock were exchanged for 1,246,875 shares of Class A Common Stock. The Exchange Agreement also includes an undertaking from Mr. Fitzgerald to the effect that neither he nor any entity controlled by him, during the five-year period following the Exchange Date, will propose or effect any Rule 13e-3 transaction ("going private" transaction) within the meaning of Rule 13e-3 under the Securities Exchange Act of 1934, as amended. In addition, the Exchange Agreement provides that the Company will use its best efforts to cause a proposal to amend the Company's Restated Certificate of Incorporation to delete Article Twelfth (which contains certain anti-takeover provisions, including higher voting requirements for certain business combinations) therefrom to be submitted to the Company's stockholders at the 1998 Annual Meeting.

ADVISORY SERVICES AGREEMENT; ACQUISITION CRITERIA AND PROCEDURES

            On April 27, 1990, effective as of January 26, 1990, the Company entered into the Advisory Agreement with CP Inc., an entity controlled by Mr. Fitzgerald and for which Mr. Gebauer serves as an officer. Pursuant to the Advisory Agreement, CP Inc. provides certain advisory services in the areas of investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. The annual fee for such services pursuant to the Advisory Agreement was $150,000 (due in quarterly installments in advance) plus certain out-of-pocket costs (which do not include rent and utilities of CP Inc. and compensation of CP Inc. employees) prior to the acquisition of the assets of Possible Dreams, Ltd. and Columbia National Corporation. In connection with such acquisition, the Advisory Agreement was amended to increase the annual fee to $325,000. In addition, upon the acquisition of Pumpkin Ltd. d/b/a Pumpkin Masters, Inc., the Advisory Agreement was further amended to increase the fee by an amount equal to the greater of $100,000 and 5% of the annual EBITDA of Pumpkin (calculated as provided in the Asset Purchase Agreement, dated as of June 27, 1997, effecting such purchase). Such fee is subject to appropriate adjustment should the scope of operations of the Company change again, whether from an acquisition or otherwise. In this regard, CP Inc. would likely be paid an annual fee for ongoing advisory services following an acquisition of no more than 4% to 5% of the acquired company's annual operating profit. Pursuant to the Advisory Agreement and otherwise, no compensation is paid to the current Chairman of the Board (Mr. Fitzgerald), President and Secretary (Mr. Gebauer) and Assistant Secretary (Grace Santacqua) in their respective capacities as such. During the period from October 1, 1996 through December 31, 1996, CP Inc. was paid $81,300 in fees and reimbursed for expenses incurred by it of approximately $5,300. During fiscal 1997, CP Inc. was paid $375,000 in fees and reimbursed for expenses incurred by it of approximately $25,400. In addition, for additional services rendered in connection with the Company's acquisition of Pumpkin, CP Inc. was paid an investment banking fee of $120,000. CP Inc. was also reimbursed for approximately $6,700 of legal and other expenses incurred by it on behalf of the Company in connection with a prospective acquisition that failed to close.

            The initial term of the Advisory Agreement was for one year commencing on January 26, 1990; thereafter, the agreement will be automatically extended for additional one-year periods unless either party gives 30 days' written notice to the other of its intention to terminate. The Advisory Agreement was automatically renewed for a one-year period commencing January 26, 1997 and, thereafter, for another term commencing January 26, 1998.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) (1) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES and (2)

                  See "Index to Financial Statements and Schedules" set forth in
                  Item 8 on page 16 of this Form 10-K.

      (a) (3)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

                  The documents required to be filed as exhibits to this Form 10-K are listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K is marked with an asterisk.

EXHIBIT NO.    DESCRIPTION OF DOCUMENT
-----------    -----------------------
 3.1 -Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current Report dated June 22, 1990), and amendment thereto (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated February 23, 1994).

 3.1A -Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1A to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).

 3.1B -Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1B to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).

 3.2 -By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated June 22, 3.2 1990).

 4.2   -Reference is made to Exhibit 3.1.

10.1* -Security Capital Corporation 1982 Incentive Stock Option Plan, as amended through December 10, 1990 (incorporated by reference to Exhibit
        (10)(A) to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1990).

10.4 -Stock Purchase Agreement between Security Capital Corporation and FGS, Inc. dated January 26, 1990, as amended May 14, 1990 (incorporated by reference to Exhibit (c) to the Registrant's Form 8-K Current Report dated January 26, 1990 and Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (Reg. 33-34324) as filed on May 17, 1990).

10.5 -Agreement Regarding Adjustment of Purchase Price Pursuant to Section 2 of Stock Purchase Agreement between Security Capital Corporation and FGS, Inc., executed September 28, 1990, between and among the Corporation, FGS, Inc., CP Acquisition, L.P. No. 1 and Mr. John A. Bogardus, Jr. (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated September 28, 1990).

10.7 -Advisory Services Agreement dated as of April 27, 1990 and effective as of January 26, 1990, between Security Capital Corporation and Capital Partners, Inc. (incorporated by reference to Exhibit (10)(B) to the Registrant's Form 10-Q Quarterly Report for the period ended March 31,
        1991).

10.19 -Subscription Agreement dated as of March 28, 1994 between the Registrant and CP Acquisition, L.P. No. 1 ("CP Acquisition") (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-74680)).

10.20 -Registration Rights Agreement and Amendment to Stock Purchase Agreement dated as of March 28, 1994 among the Registrant, CP Acquisition and FGS, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-74680)).

10.21 -Undertaking dated March 28, 1994 from Brian D. Fitzgerald to the Registrant. (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-74680)).

10.23 -Asset Purchase Agreement dated as of May 17, 1996 by and among Possible Dreams, Ltd., a Massachusetts corporation, Columbia National Corporation, a Massachusetts corporation, Leonard Miller, Richard L. Seegal, as trustee of the Samuel C. Miller Trust u/d/t 8/5/85, Warren Stanley and Arnold Lee and Possible Dreams, Ltd., a Delaware corporation ("Possible Dreams") (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.24 -Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.25 -Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).

10.26 -Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.27 -Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit
        10.27 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).

10.28 -Credit Agreement dated as of May 17, 1996 among Possible Dreams, P.D. Holdings, Inc., a Delaware corporation ("Holdings"), the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.29 -Warrant dated May 17, 1996 from Possible Dreams to NationsCredit (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.30 -Warrantholders Rights Agreement dated as of May 17, 1996 among Possible Dreams, Holdings, Security Capital Corporation ("Security Capital"), Warren Stanley and Arnold Lee and NationsCredit (incorporated by reference to Exhibit 6 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.31 -Security Capital Pledge and Guarantee Agreement dated as of May 17, 1996 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 7 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.32 -Holdings Pledge Agreement dated as of May 17, 1996 among Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 8 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.33 -Investors Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to
        Exhibit 9 to the Registrant's Form 8-K Current Report dated May 17,
        1996).

10.34 -Sellers Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.35 -Stockholders' Agreement dated as of May 17, 1996 among Holdings, Arnold Lee, Warren Stanley and Security Capital (incorporated by reference to
        Exhibit 11 to the Registrant's Form 8-K Current Report dated May 17,
        1996).

10.36 -Employment, Consulting and Non-Competition Agreement dated May 17, 1996 by and between Possible Dreams and Warren Stanley (incorporated by reference to Exhibit 12 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.37 -Employment, Consulting and Non-Competition Agreement dated May 17, 1996 by and between Possible Dreams and Arnold Lee (incorporated by reference to Exhibit 13 to the Registrant's Form 8-K Current Report dated May 17,
        1996).

10.38 -First Amendment to Advisory Services Agreement dated as of May 17, 1996 by and between Security Capital and Capital Partners, Inc (incorporated by reference to Exhibit 14 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.39 -Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 15 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.40  -Asset Purchase Agreement dated as of June 27, 1997 by and among
        Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation (the "Seller"), Pumpkin Ltd., a Delaware corporation ("Pumpkin"), Pumpkin Masters Holdings, Inc., a Delaware corporation ("Pumpkin Holdings"), and the Registrant (incorporated by reference to Exhibit 1(c)(1) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.41 -Credit Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.43 -Warrant dated June 27, 1997 from Pumpkin to NationsCredit (incorporated by reference to Exhibit 1(c)(3) to the 10.42 Registrant's Form 8-K Current Report dated June 27, 1997). -Warrantholders Rights Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Registrant, Seller and NationsCredit (incorporated by reference to Exhibit 1(c)(4) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.44 -Company Security Agreement dated as of June 27, 1997 between Pumpkin and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current Report dated June 27,
        1997).

10.45 -Pumpkin Holdings Pledge Agreement dated as of June 27, 1997 between Pumpkin Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(6) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.46 -Security Capital Pledge and Guarantee Agreement dated as of June 27, 1997 between the Registrant and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.47 -Security Capital Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report dated June 27,
        1997).

10.48 -Investors Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.49 -Seller Subordination Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to
        Exhibit 1(c)(10) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.50 -Stockholders' Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings and Gay Burke (incorporated by reference to Exhibit 1(c)(11) to the Registrant's Form 8-K Current Report dated June 27,
        1997).

10.51 -Employment Agreement dated June 27, 1997 by and between Pumpkin and John Bardeen (incorporated by reference to Exhibit 1(c)(12) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.52 -Employment Agreement dated June 27, 1997 by and between Pumpkin and Kea Bardeen (incorporated by reference to Exhibit 1(c)(13) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.53 -Employment Agreement dated June 27, 1997 by and between Pumpkin and Gay Burke (incorporated by reference to Exhibit 1(c)(14) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.54 -Stock Option Agreement dated June 27, 1997 by and between Pumpkin and Gay Burke (incorporated by reference to Exhibit 1(c)(15) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.55 -Advisory Services Agreement dated June 27, 1997, by and between Pumpkin and the Registrant (incorporated by reference to Exhibit 1(c)(16) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.56 -Second Amendment to Advisory Services Agreement dated June 27, 1997 by and between the Registrant and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(17) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.57 -Joinder Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and the Registrant to Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and the Registrant (incorporated by reference to Exhibit 1(c)(18) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.58 -Purchase Agreement dated as of July 3, 1997 by and among FIM, FIS, BMD&B, Inc., a Texas corporation, formerly known as BMD&B, Inc. , Larry
        M. Karren and Edward G. Britt, Jr. (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Current Report dated July 17, 1997).

10.59 -Modification Agreement dated as of July 3, 1997 by and among FIM, FIS, BMD, and BMD&B, Inc. and BMD&B, Inc. (incorporated by reference to
        Exhibit 5 to the Registrant's Form 8-K Current Report dated July 17,
        1997).

10.60 -Exchange Agreement among the Registrant, each holder of Class A Preferred Stock and Brian D. Fitzgerald.

21     -Subsidiaries of the Registrant.

23     -Consent of Deloitte & Touche LLP.

27     -Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                               SECURITY CAPITAL CORPORATION

                                               By:
                                                    A. George Gebauer
                                                    President

                                                    Date:  April 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                                     POSITION                                          DATE
---------                                     --------                                          ----
______________________                President, Secretary and Director                     April 14, 1998
A. George Gebauer                       (Principal Executive Officer)


______________________                Vice President (Principal Financial                   April 14, 1998
Larry M. Karren                          and Accounting Officer)


______________________                Director and Chairman                                 April 14, 1998
Brian D. Fitzgerald


______________________                Director                                              April 14, 1998
William T. Bozarth


______________________                Director                                              April 14, 1998
Thomas J. Gochberg

                                  EXHIBIT INDEX

                                                                                     SEQUENTIALLY
EXHIBIT NO.    DESCRIPTION OF DOCUMENT                                               NUMBERED PAGE
-----------    -----------------------                                               -------------
 3.1   -Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current Report
        dated June 22, 1990), and amendment thereto (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated February
        23, 1994).

 3.1A -Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit
        3.1A to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).

 3.1B -Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit
        3.1B to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).

 3.2 -By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated June 22, 3.2 1990).

 4.2   -Reference is made to Exhibit 3.1.

10.1* -Security Capital Corporation 1982 Incentive Stock Option Plan, as amended through December 10, 1990 (incorporated by reference to Exhibit
        (10)(A) to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1990).

10.4   -Stock Purchase Agreement between Security Capital Corporation and FGS,
        Inc. dated January 26, 1990, as amended May 14, 1990 (incorporated by reference to Exhibit (c) to the Registrant's Form 8-K Current Report dated January 26, 1990 and Exhibit 10.7 to the Registrant's Registration
        Statement on Form S-4 (Reg. 33-34324) as filed on May 17, 1990).

10.5 -Agreement Regarding Adjustment of Purchase Price Pursuant to Section 2 of Stock Purchase Agreement between Security Capital Corporation and
        FGS, Inc., executed September 28, 1990, between and among the Corporation, FGS, Inc., CP Acquisition, L.P. No. 1 and Mr. John A.
        Bogardus, Jr. (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated September 28, 1990).

10.7 -Advisory Services Agreement dated as of April 27, 1990 and effective as of January 26, 1990, between Security Capital Corporation and Capital
        Partners, Inc. (incorporated by reference to Exhibit (10)(B) to the Registrant's Form 10-Q Quarterly Report for the period ended March 31,
        1991).

10.19  -Subscription Agreement dated as of March 28, 1994 between the
        Registrant and CP Acquisition, L.P. No. 1 ("CP Acquisition")
        (incorporated by reference to Exhibit 10.19 to the Registrant's
        Registration Statement on Form S-1 (Reg. No. 33-74680)).

10.20 -Registration Rights Agreement and Amendment to Stock Purchase Agreement dated as of March 28, 1994 among the Registrant, CP Acquisition and FGS,
        Inc. (incorporated by reference to Exhibit 10.20 to the Registrant's
        Registration Statement on Form S-1 (Reg. No. 33-74680)).

10.21 -Undertaking dated March 28, 1994 from Brian D. Fitzgerald to the Registrant. (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-74680)).

10.23 -Asset Purchase Agreement dated as of May 17, 1996 by and among Possible Dreams, Ltd., a Massachusetts corporation, Columbia National Corporation, a Massachusetts corporation, Leonard Miller, Richard L. Seegal, as trustee of the Samuel C. Miller Trust u/d/t 8/5/85, Warren Stanley and Arnold Lee and Possible Dreams, Ltd., a Delaware corporation ("Possible Dreams") (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.24 -Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.25 -Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).

10.26 -Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.27 -Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit
        10.27 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).

10.28 -Credit Agreement dated as of May 17, 1996 among Possible Dreams, P.D. Holdings, Inc., a Delaware corporation ("Holdings"), the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.29 -Warrant dated May 17, 1996 from Possible Dreams to NationsCredit (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.30 -Warrantholders Rights Agreement dated as of May 17, 1996 among Possible Dreams, Holdings, Security Capital Corporation ("Security Capital"), Warren Stanley and Arnold Lee and NationsCredit (incorporated by reference to Exhibit 6 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.31 -Security Capital Pledge and Guarantee Agreement dated as of May 17, 1996 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 7 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.32 -Holdings Pledge Agreement dated as of May 17, 1996 among Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 8 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.33 -Investors Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to
        Exhibit 9 to the Registrant's Form 8-K Current Report dated May 17,
        1996).

10.34 -Sellers Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.35 -Stockholders' Agreement dated as of May 17, 1996 among Holdings, Arnold Lee, Warren Stanley and Security Capital (incorporated by reference to
        Exhibit 11 to the Registrant's Form 8-K Current Report dated May 17,
        1996).

10.36 -Employment, Consulting and Non-Competition Agreement dated May 17, 1996 by and between Possible Dreams and Warren Stanley (incorporated by reference to Exhibit 12 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.37 -Employment, Consulting and Non-Competition Agreement dated May 17, 1996 by and between Possible Dreams and Arnold Lee (incorporated by reference to Exhibit 13 to the Registrant's Form 8-K Current Report dated May 17,
        1996).

10.38 -First Amendment to Advisory Services Agreement dated as of May 17, 1996 by and between Security Capital and Capital Partners, Inc (incorporated by reference to Exhibit 14 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.39 -Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 15 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.40  -Asset Purchase Agreement dated as of June 27, 1997 by and among
        Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation (the "Seller"), Pumpkin Ltd., a Delaware corporation ("Pumpkin"), Pumpkin Masters Holdings, Inc., a Delaware corporation ("Pumpkin Holdings"), and the Registrant (incorporated by reference to Exhibit 1(c)(1) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.41 -Credit Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.43 -Warrant dated June 27, 1997 from Pumpkin to NationsCredit (incorporated by reference to Exhibit 1(c)(3) to the 10.42 Registrant's Form 8-K Current Report dated June 27, 1997). -Warrantholders Rights Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Registrant, Seller and NationsCredit (incorporated by reference to Exhibit 1(c)(4) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.44 -Company Security Agreement dated as of June 27, 1997 between Pumpkin and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current Report dated June 27,
        1997).

10.45 -Pumpkin Holdings Pledge Agreement dated as of June 27, 1997 between Pumpkin Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(6) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.46 -Security Capital Pledge and Guarantee Agreement dated as of June 27, 1997 between the Registrant and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.47 -Security Capital Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report dated June 27,
        1997).

10.48 -Investors Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.49 -Seller Subordination Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to
        Exhibit 1(c)(10) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.50 -Stockholders' Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings and Gay Burke (incorporated by reference to Exhibit 1(c)(11) to the Registrant's Form 8-K Current Report dated June 27,
        1997).

10.51 -Employment Agreement dated June 27, 1997 by and between Pumpkin and John Bardeen (incorporated by reference to Exhibit 1(c)(12) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.52 -Employment Agreement dated June 27, 1997 by and between Pumpkin and Kea Bardeen (incorporated by reference to Exhibit 1(c)(13) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.53 -Employment Agreement dated June 27, 1997 by and between Pumpkin and Gay Burke (incorporated by reference to Exhibit 1(c)(14) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.54 -Stock Option Agreement dated June 27, 1997 by and between Pumpkin and Gay Burke (incorporated by reference to Exhibit 1(c)(15) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.55 -Advisory Services Agreement dated June 27, 1997, by and between Pumpkin and the Registrant (incorporated by reference to Exhibit 1(c)(16) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.56 -Second Amendment to Advisory Services Agreement dated June 27, 1997 by and between the Registrant and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(17) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.57 -Joinder Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and the Registrant to Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and the Registrant (incorporated by reference to Exhibit 1(c)(18) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.58 -Purchase Agreement dated as of July 3, 1997 by and among FIM, FIS, BMD&B, Inc., a Texas corporation, formerly known as BMD&B, Inc. , Larry
        M. Karren and Edward G. Britt, Jr. (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Current Report dated July 17, 1997).

10.59 -Modification Agreement dated as of July 3, 1997 by and among FIM, FIS, BMD, and BMD&B, Inc. and BMD&B, Inc. (incorporated by reference to
        Exhibit 5 to the Registrant's Form 8-K Current Report dated July 17,
        1997).

10.60 -Exchange Agreement among the Registrant, each holder of Class A Preferred Stock and Brian D. Fitzgerald.

21     -Subsidiaries of the Registrant.

23     -Consent of Deloitte & Touche LLP.

27     -Financial Data Schedule.