Form 10-K405/A
period 1997-12-31
SECURITY CAPITAL CORP/DE/
filed 1998-04-22
CIK 314340

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _______________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                       ON WHICH REGISTERED
        -------------------                       -------------------
Class A Common Stock, $.01 par value               Pacific Exchange


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

EXPLANATORY NOTE

        This Form 10-K/A is being filed to append a conformed signature page (which reflects the manually signed one in the Registrant's possession at time of filing) to the Form 10-K of the Registrant for the fiscal year ended December 31, 1997 which was filed on April 14, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                   SECURITY CAPITAL CORPORATION

                                                   By: /s/ A. GEORGE GEBAUER
                                                        A. George Gebauer
                                                        President

                                                   Date: April 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                    POSITION                                   DATE

/s/ A. GEORGE GEBAUER    President, Secretary and Director      April  14, 1998
A. George Gebauer          (Principal Executive Officer)

/s/ LARRY M. KARREN      Vice President (Principal Financial    April  14, 1998
Larry M. Karren              and Accounting Officer)

/s/ BRIAN D. FITZGERALD  Director and Chairman                  April  14, 1998
Brian D. Fitzgerald

/s/ WILLIAM T. BOZARTH   Director                               April  14, 1998
William T. Bozarth

/s/ THOMAS J. GOCHBERG   Director                               Apri1  14, 1998
Thomas J. Gochberg

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             SECURITY CAPITAL CORPORATION

                                             By: /s/ A. GEORGE GEBAUER
                                                  A. George Gebauer
                                                  President

                                             Date: April 22, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                  POSITION                                   DATE
---------                  --------                                   ----
/s/ A. GEORGE GEBAUER      President, Secretary and Director     April 22, 1998
A. George Gebauer             (Principal Executive Officer)

/s/ LARRY M. KARREN        Vice President (Principal Financial   April 22, 1998
Larry M. Karren                and Accounting Officer)

/s/ BRIAN D. FITZGERALD    Director and Chairman                 April 22, 1998
Brian D. Fitzgerald

/s/ WILLIAM T. BOZARTH     Director                              April 22, 1998
William T. Bozarth

/s/ THOMAS J. GOCHBERG     Director                              Apri1 22, 1998
Thomas J. Gochberg