Form 10-Q
period 1998-03-31
SECURITY CAPITAL CORP/DE/
filed 1998-05-15
CIK 314340

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 for the quarterly period ended March 31, 1998.

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to_______.

                                     1-7921
--------------------------------------------------------------------------------
                            (Commission file number)

                          SECURITY CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                       13-3003070
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employee Identification No.)
    incorporation or organization)

                1111 NORTH LOOP WEST, SUITE 400, HOUSTON, TEXAS 77008
--------------------------------------------------------------------------------
                 (Address of principal executive offices, including zip code)

                                    (713) 880-7100
--------------------------------------------------------------------------------
                     (Registrant's telephone number, including area code)

                                         N.A.
--------------------------------------------------------------------------------
                 (Former address, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of May 14, 1998, there were 5,306,649 outstanding shares of Class A Common Stock, par value $
 .01, and 392 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
--------------------------------------------------------------------------------
                                                  For the Three Months
                                                         Ended
                                                       March 31,
--------------------------------------------------------------------------------
                                                     1998      1997
--------------------------------------------------------------------------------

                                              (Dollars in thousands, except
                                                   per share amounts)

Product sales ...................................  $ 3,123   $ 2,542

Cost of goods sold ..............................    1,591     1,052
                                                   -------   -------
Gross profit ....................................  $ 1,532   $ 1,490
                                                   -------   -------

Selling, general and administrative .............    1,922     1,570
Depreciation  and amortization ..................      302       182

                                                   -------   -------
Operating loss ..................................  $  (692)  $  (262)
                                                   -------   -------

OTHER INCOME(EXPENSE)

Income from joint enterprise ....................  $  --     $   212
Interest income .................................       88        89
Interest expense ................................     (422)     (343)
Other income ....................................       19       (28)
                                                   -------   -------
Total other income(expense) .....................  $  (315)  $   (70)
                                                   -------   -------

Minority interest share of net loss .............      159       100
                                                   -------   -------

Income(loss) before provision for

    Federal income tax ..........................  $  (848)  $  (232)
Provision for Federal income taxes ..............       40         8

                                                   -------   -------
Net income(loss) ................................  $  (888)  $  (240)

Less preferred stock dividends ..................     --        (113)
                                                   -------   -------
Net income(loss) applicable to common

stockholders ....................................  $  (888)  $  (353)
                                                   -------   -------


Net income(loss) per common share: ..............  $  (.16)  $  (.09)
                                                   -------   -------
Weighted average shares outstanding .............    5,626     4,060
                                                   -------   -------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                                          March 31, December 31,
                                                             1998         1997
--------------------------------------------------------------------------------
                                                          (Unaudited)  (Audited)
--------------------------------------------------------------------------------
ASSETS                                                   ( In thousands, except
------                                                     par value and shares)
Current assets:
Cash and cash equivalents ................................  $  8,848   $ 10,041
Account receivable (net of allowance for
   doubtful accounts of $89and $317) .....................     2,514      2,746
Inventory ................................................     5,508      4,307
Deferred tax asset .......................................       530        539
Other current assets .....................................       932        582
                                                            --------   --------
Total current assets .....................................    18,332     18,215

Property and equipment (net of
accumulated depreciation of $173 and $133) ...............     1,377      1,404
Intangible assets (net of accumulated
   amortization of $1,304 and $1,067) ....................    12,535     12,767
Licenses and other assets ................................       169        164
                                                            --------   --------
Total Assets .............................................  $ 32,413   $ 32,550
                                                            --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Note payable .............................................  $  1,900   $  1,000
Current portion of long-term debt ........................     1,714      1,339
Accounts payable .........................................     1,549        811
Federal income tax - current .............................      --           50
Accrued expenses and other liabilities ...................       324        496
                                                            --------   --------
Total current liabilities ................................     5,487      3,696

Long-term debt, less current portion .....................    11,523     12,383
Other long-term liabilities ..............................       237        258
                                                            --------   --------
Total Liabilities ........................................  $ 17,247   $ 16,337
                                                            --------   --------
Minority interest ........................................     1,260      1,419
                                                            --------   --------
Commitments and Contingencies ............................  $   --     $   --
                                                            --------   --------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 7,500
   shares authorized; 551 shares issued ..................  $   --     $   --
Class A common stock, $.01 par value,
   10,000,000 shares authorized;
   5,625,065 shares issued ...............................        56         56
Preferred stock, $.01 par value,
   2,500,000 shares authorized; none
   issued ................................................      --         --
Additional paid-in capital ...............................    67,520     67,520
Accumulated deficit ......................................   (48,455)   (47,567)
Less: Treasury stock, at cost, 318,576
   shares ................................................    (5,215)    (5,215)
                                                            --------   --------
Total Stockholders' Equity ...............................  $ 13,906   $ 14,794
                                                            --------   --------
Total Liabilities and Stockholders'

Equity ...................................................  $ 32,413   $ 32,550
                                                            --------   --------
The accompanying notes to consolidated financial statements are an integral part of these statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

 -------------------------------------------------------------------------------
                                                      For the Three Months Ended
                                                                  March 31,
 -------------------------------------------------------------------------------
                                                                1998      1997
 -------------------------------------------------------------------------------
                                                                (In thousands)

 Cash flows from operating activities:
 Net income(loss) ........................................  $   (888)  $  (240)
 Adjustments to reconcile net income
 to net cash provided (used) by operating
 activities:
    Depreciation and amortization of
      property and equipment, and
      amortization of deferred items .....................       302       151
    Minority interest ....................................      (159)     (100)
    Changes in operating assets and
    liabilities, net of effects from
    acquisition of business
         Decrease in accounts receivable .................       232       484
         Increase in inventories .........................    (1,201)     (114)
         Decrease in other assets ........................      (346)     (399)
         Increase (decrease) in accounts
           payable .......................................       738      (401)
         Decrease in accrued
           expenses and other liabilities ................      (254)       12
                                                            --------   -------
 Net cash provided (used) by operating
 activities ..............................................    (1,576)     (607)
                                                            --------   -------
 Cash flows from investing activities:
    Purchase of property and equipment ...................        (1)      (22)
                                                            --------   -------
 Net cash provided (used) by investing
 activities ..............................................        (1)      (22)
                                                            --------   -------
 Cash flows from financing activities:
    Net increase in bank borrowing .......................       900       925
    Repayment of term loans ..............................      (495)     (481)
    Repayment of other obligations .......................       (21)     --
                                                            --------   -------
 Net cash provided (used) by financing
 activities ..............................................       384       444
                                                            --------   -------

 Increase(decrease) in cash and cash
 equivalents .............................................    (1,193)     (185)

 Cash and cash equivalents, beginning of
 year ....................................................    10,041     8,010

 Cash and cash equivalents, end of year ..................  $  8,848   $ 7,825
                                                            --------   -------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

--------------------------------------------------------------------------------
(1)  Accounting and Financial Reporting Policies
--------------------------------------------------------------------------------

The accompanying consolidated financial statements include the accounts of Security Capital Corporation and all of its subsidiaries engaged in continuing operations ("Security Capital" or the "Company"). The Company owns, through its 90% owned subsidiary P.D. Holdings, Inc. ("P.D. Holdings"), 90% (77.5% effective after consideration of the outstanding warrants issued in conjunction with debt to purchase outstanding shares of common stock) of the outstanding shares of Possible Dreams, Ltd. ("Possible Dreams"), a Delaware corporation. Possible Dreams acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd. and Columbia National Corporation, both Massachusetts corporations. Possible Dreams operates as an importer, designer, warehouser and distributor of collectible Christmas figurines and ornaments and, to a lesser extent, religious statutes. On June 27, 1997, the Company's subsidiary, Pumpkin Masters Holdings, Inc., through its subsidiary, Pumpkin Ltd. ("Pumpkin"), both Delaware corporations, acquired substantially all of the assets and assumed certain liabilities of Pumpkin Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation. Pumpkin is engaged in the business of manufacturing and distributing pumpkin and watermelon carving kits and related accessories. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein have been prepared by Security Capital, in accordance with the rules and regulations of the Securities and Exchange Commission, without audit.

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

--------------------------------------------------------------------------------
(2)  Federal Income Taxes
--------------------------------------------------------------------------------

The Company computes deferred income taxes based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The tax effects of the items comprising the Company's net deferred tax assets at December 31, 1997 in the Company's statement of financial position are as follows:

                                                            December 31, 1997
                 Deferred tax assets:                          (In thousands)
                      Allowance for doubtful accounts         $           189
                      Operating loss carry-forwards                    10,744
                      Alternative minimum tax carryover                   100
                      Accelerated  depreciation                           (11)
                                                            ------------------
                                                                       11,022
                      100%  Valuation allowance                       (10,483)
                 Net deferred tax  asset                 $                539
                                                            ==================

In addition, the net deferred tax assets at March 31, 1998 has not changed materially since December 31, 1997.

Security Capital files a consolidated Federal income tax return with its subsidiaries. At December 31, 1997, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $13.0 million, the expiration dates of which are as follows:

--------------------------------------------------------------------------------
    September 30,                                                       Amount
--------------------------------------------------------------------------------
                                                                  (In thousands)
        2002                                                $           3,600
        2003                                                            1,800
        2004                                                            4,000
        2005                                                            2,400
        2006                                                              400
        2007                                                              200
        2008                                                              600
--------------------------------------------------------------------------------
                                                            $          13,000
--------------------------------------------------------------------------------

In addition, in connection with the disposition of a former subsidiary of the Company, the Company incurred a tax loss amounting to approximately $26 million. The Company believes that a substantial portion of this loss is an ordinary loss for Federal income tax purposes which may be carried forward to 2004, although there can be no assurance that this position would prevail, if challenged. The Company's Federal income tax returns have been examined by the Internal Revenue Service (the "IRS") through fiscal year 1986 and the above loss carry-forwards, including the loss on disposition of the aforementioned subsidiary, remain subject to review by the IRS.

--------------------------------------------------------------------------------
(3)  Earnings Per Share  Calendar Year 1998 and Calendar Year 1997
--------------------------------------------------------------------------------

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

The weighted average number of shares outstanding used in the computation of basic and fully diluted earnings per share is as follows (in thousands):

                                  Calendar Year 1998          Calendar Year 1997
                                      3 MONTHS                     3 MONTHS
                                      --------                     --------
Basic                                  5,626                        4,060

Fully diluted                          5,626                        4,060


                                 Page of 6 of 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Security Capital reported a net loss of $888,000 for the three month period ended March 31, 1998. This compares to a net loss of $240,000 for the same three month period of the prior fiscal year. The Company reported a net loss per common share of $.16 for the three month period ended March 31, 1998 as compared to a net loss per common share (after accrual for Class A Preferred Stock dividends) of $.09 for the same three month period of the prior fiscal year.

Product sales of the Company increased to $3,123,000 for the current quarter as compared to $2,542,000 for the same quarter of the prior fiscal year. This increase in product sales of $581,000 was primarily due to increased sales of Christmas related products and religious statutes through Possible Dreams. As previously discussed, the Company acquired Pumpkin in the prior year just prior to its busiest period. Historically, Pumpkin does 90% of its calendar year sales between July and October and therefore had product sales of only $26,000 for this quarter. Selling, general and administrative expense increased by $352,000 for the quarter to $1,922,000, as compared to $1,570,000 for the same prior year fiscal quarter. Selling, general and administrative expense was adversely impacted by the addition of Pumpkin's expenses of approximately $345,000 for the current quarter. Depreciation and amortization increased by $120,000 to $302,000 in the current quarter primarily due to increased goodwill associated with the acquisition of Pumpkin. The Company incurred interest expense of $422,000 for the current quarter as compared to $343,000 for the same prior year fiscal quarter. This increase in interest cost during the current quarter was attributable to additional debt incurred to acquire Pumpkin as well as borrowings incurred by the Company for working capital during the quarter. The quarter was also adversely impacted by the sale of the Company's insurance agency affiliate in the prior year, since its best quarter historically has been the first calendar quarter of each year when it receives bonus commissions from its insurance companies. The addition of Pumpkin's net loss for the quarter adversely impacted the Company's results by approximately $585,000. This off season loss, combined with the loss of income from the sale of the Company's insurance agency affiliate, accounts for a significant amount of the Company's first quarter net loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1,193,000 to $8,848,000 at March 31, 1998 as compared to $10,041,000 at December 31, 1997. The decrease in cash and cash equivalents was primarily attributable to increased inventory purchases during the Company's weakest seasonal period. The Company's consolidated working capital at March 31, 1998 decreased by $1,674,000 to $12,845,000 from $14,519,000 at December 31, 1997. This decrease in working capital was attributable to increased short-term bank borrowing of Possible Dreams in the amount of $900,000, as well as increased amounts owed to the Company's suppliers.

Possible Dreams' lender has provided various credit facilities to Possible Dreams, which included funds to partially finance the acquisition of Possible Dreams, refinance existing bank debt of the Sellers of Possible Dreams, provide for seasonal working capital and letter of credit requirements and to pay transaction expenses. These facilities consist of a revolving credit facility and $9,250,000 in amortizing term debt maturing from five to seven years from the closing date. The Company, due to certain covenants in the credit agreement, is required to pay down its revolving line of credit to $1,000,000 for a 15 consecutive day period during the first quarter of each fiscal year. Possible Dreams borrowed an additional $900,000 after this repayment period, from its lender, pursuant to its revolving line of credit agreement during the current quarter. This additional borrowing increased its indebtedness under the revolving line of credit to $1,900,000.

The Company had no major capital expenditures during the quarter and expects no major capital expenditures during the remainder of calendar 1998.. The Company believes that with the addition of Pumpkin and cash and cash equivalents at March 31, 1998, there will be sufficient cash on hand to meet the Company's working capital and operating expenditure requirements during calendar year 1998 and to compete for other acquisition opportunities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

 PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS:         None

        (b) REPORTS ON FORM 8-K : The Company did not file any reports on Form 8-K during the fiscal quarter for which this report is submitted.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITY CAPITAL CORPORATION



Date: May 15, 1998                     By:  A. George Gebauer
                                       -----------------------------------------
                                       A. George Gebauer, President

Date: May 15, 1998                     By: Larry M. Karren
                                       -----------------------------------------
                                       Larry M. Karren, Treasurer
                                       (Principal Financial and Accounting
                                       Officer)