Form 10-Q/A
period 1998-03-31
SECURITY CAPITAL CORP/DE/
filed 1998-06-10
CIK 314340

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                             SECURITY CAPITAL CORPORATION
--------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

               DELAWARE                                       13-3003070
----------------------------------------        --------------------------------
    (State or other jurisdiction of              (I.R.S. Employee Identification
    incorporation or organization)                 No.)

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

Rider A

This Form 10-Q/A is being filed to amend Part I of the Company's Form 10-Q for the three months ended March 31, 1998 to correct the weighted average shares outstanding at March 31, 1998 as set forth in such Form 10-Q from 5,626,000 to 5,307,000 and to adjust the net loss per common share for the three months ended March 31, 1998 as set forth in such Form 10-Q from $.16 per common share to $.17 per common share.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
------------------------------------------------ -------------------------------
                                                        For the Three Months
                                                               Ended
                                                              March 31,
---------------------------------------------------   ----------    ---------
                                                         1998          1997
---------------------------------------------------   ----------    ---------
                                                   (Dollars in thousands, except
                                                        per share amounts)

Product sales .......................................  $ 3,123       $ 2,542

Cost of goods sold ..................................    1,591         1,052
-----------------------------------------------------  -------       -------
Gross profit ........................................  $ 1,532       $ 1,490
-----------------------------------------------------  -------       -------

Selling, general and administrative .................    1,922         1,570
Depreciation  and amortization ......................      302           182

-----------------------------------------------------  -------       -------
Operating loss ......................................  $  (692)      $  (262)
-----------------------------------------------------  -------       -------

OTHER INCOME(EXPENSE)

Income from joint enterprise ........................  $  --         $   212
Interest income .....................................       88            89
Interest expense ....................................     (422)         (343)
Other income ........................................       19           (28)
-----------------------------------------------------  -------       -------
Total other income(expense) .........................  $  (315)      $   (70)
-----------------------------------------------------  -------       -------

Minority interest share of net loss .................      159           100
-----------------------------------------------------  -------       -------

Income(loss) before provision for

    Federal income tax ..............................  $  (848)      $  (232)
Provision for Federal income taxes ..................       40             8

-----------------------------------------------------  -------       -------
Net income(loss) ....................................  $  (888)      $  (240)

Less preferred stock dividends ......................     --            (113)
-----------------------------------------------------  -------       -------
Net income(loss) applicable to common

stockholders ........................................  $  (888)      $  (353)
-----------------------------------------------------  -------       -------


Net income(loss) per common share: ..................  $  (.17)      $  (.09)
-----------------------------------------------------  -------       -------
-----------------------------------------------------  -------       -------
Weighted average shares outstanding .................    5,307         4,060
-----------------------------------------------------  -------       -------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                        March 31,   December 31,
                                                          1998          1997
--------------------------------------------------------------------------------
                                                       (Unaudited)    (Audited)
--------------------------------------------------------------------------------
ASSETS                                               ( In thousands, except par
------                                                   value and shares)
Current assets:

Cash and cash equivalents ...........................  $  8,848       $ 10,041
Account receivable (net of allowance for
   doubtful accounts of $89 and $317) ...............     2,514          2,746
Inventory ...........................................     5,508          4,307
Deferred tax asset ..................................       530            539
Other current assets ................................       932            582
                                                       --------       --------
Total current assets ................................    18,332         18,215

Property and equipment (net of
    accumulated depreciation of $173
    and $133) .......................................     1,377          1,404
Intangible assets (net of accumulated
   amortization of $1,304 and $1,067) ...............    12,535         12,767
Licenses and other assets ...........................       169            164
-----------------------------------------------------  --------       --------
Total Assets ........................................  $ 32,413       $ 32,550
-----------------------------------------------------  --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Note payable ........................................  $  1,900       $  1,000
Current portion of long-term debt ...................     1,714          1,339
Accounts payable ....................................     1,549            811
Federal income tax - current ........................      --               50
Accrued expenses and other liabilities ..............       324            496
                                                       --------       --------
Total current liabilities ...........................     5,487          3,696

Long-term debt, less current portion ................    11,523         12,383
Other long-term liabilities .........................       237            258
-----------------------------------------------------  --------       --------
Total Liabilities ...................................  $ 17,247       $ 16,337
-----------------------------------------------------  --------       --------
Minority interest ...................................     1,260          1,419
-----------------------------------------------------  --------       --------
Commitments and Contingencies .......................  $   --         $   --
-----------------------------------------------------  --------       --------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 7,500
   shares authorized; 551 shares issued .............  $   --         $   --
Class A common stock, $.01 par value,
   10,000,000 shares authorized;
   5,625,065 shares issued ..........................        56             56
Preferred stock, $.01 par value,
   2,500,000 shares authorized; none
   issued ...........................................      --             --
Additional paid-in capital ..........................    67,520         67,520
Accumulated deficit .................................   (48,455)       (47,567)
Less: Treasury stock, at cost, 318,576
   shares ...........................................    (5,215)        (5,215)
-----------------------------------------------------  --------       --------
Total Stockholders' Equity ..........................  $ 13,906       $ 14,794
-----------------------------------------------------  --------       --------
-----------------------------------------------------  --------       --------
Total Liabilities and Stockholders'
Equity ..............................................  $ 32,413       $ 32,550
-----------------------------------------------------  --------       --------
The accompanying notes to consolidated financial statements are an integral part of these statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

--------------------------------------------------------------------------------
                                                      For the Three Months Ended
                                                                  March 31,
--------------------------------------------------------------------------------
                                                              1998         1997
--------------------------------------------------------------------------------
                                                                (In thousands)

 Cash flows from operating activities:
Net income(loss) ....................................     $   (888)     $  (240)
Adjustments to reconcile net income
to net cash provided (used) by operating
activities:
   Depreciation and amortization of
    property and equipment, and
    amortization of deferred items ..................          302          151
   Minority interest ................................         (159)        (100)
   Changes in operating assets and
   liabilities, net of effects from
   acquisition of business
        Decrease in accounts receivable .............          232          484
        Increase in inventories .....................       (1,201)        (114)
        Decrease in other assets ....................         (346)        (399)
        Increase (decrease) in accounts
         payable ....................................          738         (401)
   Decrease in accrued expenses and
    other liabilities ...............................         (254)          12
-----------------------------------------------------     --------      -------
Net cash provided (used) by operating
activities ..........................................       (1,576)        (607)
-----------------------------------------------------     --------      -------
Cash flows from investing activities:
   Purchase of property and equipment ...............           (1)         (22)
-----------------------------------------------------     --------      -------
Net cash provided (used) by investing
activities ..........................................           (1)         (22)
-----------------------------------------------------     --------      -------

Cash flows from financing activities:
   Net increase in bank borrowing ...................          900          925
   Repayment of term loans ..........................         (495)        (481)
   Repayment of other obligations ...................          (21)        --
-----------------------------------------------------     --------      -------
Net cash provided (used) by financing
activities ..........................................          384          444
-----------------------------------------------------     --------      -------

Increase(decrease) in cash and cash
equivalents .........................................       (1,193)        (185)

Cash and cash equivalents, beginning of
year ................................................       10,041        8,010
-----------------------------------------------------     --------      -------
Cash and cash equivalents, end of year ..............     $  8,848      $ 7,825
-----------------------------------------------------     --------      -------
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

Security Capital files a consolidated Federal income tax return with its subsidiaries. At December 31, 1997, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $13.0 million, the expiration dates of which are as follows:

---------------------- -------------------------------------- ------ -----------
    September 30,                                                      Amount
---------------------- -------------------------------------- ------ -----------
                                                                  (In thousands)
        2002                                                    $       3,600
        2003                                                            1,800
        2004                                                            4,000
        2005                                                            2,400
        2006                                                              400
        2007                                                              200
        2008                                                              600
---------------------- -------------------------------------- ------ ---------
                                                                $      13,000
---------------------- -------------------------------------- ------ ---------


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

The weighted average number of shares outstanding used in the computation of basic and fully diluted earnings per share is as follows (in thousands):

                               Calendar Year 1998            Calendar Year 1997
                                      3 MONTHS                     3 MONTHS
                                      --------                     --------
Basic                                  5,307                        4,060

Fully diluted                          5,307                        4,060

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Security Capital reported a net loss of $888,000 for the three month period ended March 31, 1998. This compares to a net loss of $240,000 for the same three month period of the prior fiscal year. The Company reported a net loss per common share of $.17 for the three month period ended March 31, 1998 as compared to a net loss per common share (after accrual for Class A Preferred Stock dividends) of $.09 for the same three month period of the prior fiscal year.

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

                                    SECURITY CAPITAL CORPORATION

Date: June 10, 1998                     By:  A. George Gebauer
                                       -----------------------------------------
                                       A. George Gebauer, President

Date: June 10, 1998                     By: Larry M. Karren
                                       -----------------------------------------
                                       Larry M. Karren, Treasurer
                                       (Principal Financial and Accounting
                                         Officer)