Form 10-Q
period 1998-06-30
SECURITY CAPITAL CORP/DE/
filed 1998-08-14
CIK 314340

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998 .

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of August 14, 1998, there were 5,306,649 outstanding shares of Class A Common Stock, par value $ .01, and 392 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Income
--------------------------------------------------------------------------------
                                          For the Three
                                              Months         For the Six Months
                                              Ended                Ended
                                             June 30,             June 30,
--------------------------------------------------------------------------------
                                         1998       1997       1998       1997
--------------------------------------------------------------------------------
                                      (Dollars in thousands, except per
                                               share amounts)

Product sales ......................   $ 5,870    $ 3,490    $ 8,993    $ 6,032

Cost of goods sold .................     2,980      1,565      4,571      2,617
                                       -------    -------    -------    -------
Gross profit .......................   $ 2,890    $ 1,925    $ 4,422    $ 3,415
                                       -------    -------    -------    -------

Selling, general and
administrative .....................     2,337      1,520      4,259      3,090
Depreciation and amortization ......       309        122        611        304
--------------------------------------------------------------------------------
Total operating expenses ...........     2,646      1,642      4,870      3,394
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Operating income (loss) ............   $   244    $   283    $  (448)   $    21
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
Income from joint enterprise .......   $  --      $    62    $  --      $   274
Interest income ....................        91         93        179        182
Interest expense ...................      (477)      (401)      (899)      (744)
Other income .......................         5        (22)        24        (50)
--------------------------------------------------------------------------------
Total other expense ................   $  (381)   $  (268)   $  (696)   $  (338)
--------------------------------------------------------------------------------

Minority interest share of net
income(loss) .......................        33        (14)       192         86
--------------------------------------------------------------------------------

Income(loss) before provision
for Federal income tax .............   $  (104)   $     1    $  (952)   $  (231)
Provision for Federal and state
income taxes .......................       (58)      --          (18)         8

--------------------------------------------------------------------------------
Net income(loss) ...................   $   (46)   $     1    $  (934)   $  (239)

Less preferred stock dividends .....      --         (112)      --         (225)
--------------------------------------------------------------------------------

Net loss applicable to common
stockholders .......................   $   (46)   $  (111)   $  (934)   $  (464)
--------------------------------------------------------------------------------


Net loss per common share: .........   $  (.01)   $  (.03)   $  (.18)   $  (.11)
--------------------------------------------------------------------------------
Weighted average shares
outstanding ........................     5,307      4,060      5,307      4,060
--------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                           June 30,       December 31,
                                             1998             1997
--------------------------------------------------------------------------------
                                          (Unaudited)       (Audited)
--------------------------------------------------------------------------------
ASSETS
( In thousands, except par value
  and shares)
Current assets:
Cash and cash equivalents ................   $  7,876       $ 10,041
Account receivable (net of
   allowance for doubtful
   accounts of $101 and $317) ............      6,895          2,746
Inventory ................................      9,418          4,307
Deferred tax asset .......................        500            539
Other current assets .....................        833            582
--------------------------------------------------------------------------------
Total current assets .....................     25,522         18,215

Property and equipment (net of
accumulated depreciation of $223
and $133) ................................      1,431          1,404
Intangible assets (net of
   accumulated amortization of
   $1,540 and $1,067) ....................     12,434         12,767
Licenses and other assets ................        174            164
--------------------------------------------------------------------------------
Total Assets .............................   $ 39,561       $ 32,550
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
Note payable .............................   $  8,769       $  1,000
Current portion of long-term debt ........      1,865          1,339
Accounts payable .........................      2,333            811
Federal and state income tax -
current ..................................        (96)            50
Accrued expenses and other
liabilities ..............................        403            496
--------------------------------------------------------------------------------
Total current liabilities ................     13,274          3,696

Long-term debt, less current
portion ..................................     10,984         12,383
Other long-term liabilities ..............        215            258
--------------------------------------------------------------------------------
Total Liabilities ........................   $ 24,473       $ 16,337
--------------------------------------------------------------------------------
Minority interest ........................      1,228          1,419
--------------------------------------------------------------------------------
Commitments and Contingencies ............   $   --         $   --
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
   7,500 shares authorized; 551
   shares issued .........................   $   --         $   --
Class A common stock, $.01 par
   value, 10,000,000 shares
   authorized; 5,625,065 shares
   issued ................................         56             56
Preferred stock, $.01 par value,
   2,500,000 shares
   authorized; none issued ...............       --             --
Additional paid-in capital ...............     67,520         67,520
Accumulated deficit ......................    (48,501)       (47,567)
Less: Treasury stock, at cost,
   318,575 shares ........................     (5,215)        (5,215)
--------------------------------------------------------------------------------
Total Stockholders' Equity ...............   $ 13,860       $ 14,794
--------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity .....................   $ 39,561       $ 32,550
--------------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of these statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

--------------------------------------------------------------------------------
                                                            For the Six Months
                                                                  Ended
                                                                 June 30,
--------------------------------------------------------------------------------
                                                            1998          1997
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Cash flows from operating activities:
Net income (loss) ...............................       $   (934)       $  (239)
     Adjustments to reconcile income
      (loss) to net cash used by operating
      activities:
     Depreciation and
      amortization of property and
      equipment, and amortization
      of deferred items .........................            612            304
     Net change in operating assets and
     liabilities (excluding purchased
     operating assets and assumed
     liabilities of Pumpkin)
          Increase in accounts receivable .......         (3,947)        (2,071)
          Increase in inventories ...............         (5,112)        (1,334)
          Increase in other assets ..............           (403)          (394)
          Increase in accounts payable ..........          1,747            126
          Decrease in accrued interest and
           other liabilities ....................           (567)          (211)
         Minority interest in net earnings
           of subsidiary ........................           (191)           (86)
--------------------------------------------------------------------------------
Net cash  used for operating activities .........         (8,795)        (3,905)
--------------------------------------------------------------------------------
Cash flows (used for) investing activities
Additions to property and equipment .............           (117)           (84)
--------------------------------------------------------------------------------
Cash flow used for investing
activities ......................................           (117)           (84)
--------------------------------------------------------------------------------
Net cash from (used for) financing activities
Net increase in borrowings under
line of credit ..................................          7,769          4,325
Repayment of term loans .........................           (979)          (639)
Purchase of assets of Pumpkin
Masters, Inc. (net of cash acquired
of $134) ........................................            (43)        (1,366)
--------------------------------------------------------------------------------
Cash flow from (used for)  financing
activities ......................................          6,747          2,320
--------------------------------------------------------------------------------
Net increase(decrease) in cash and
cash equivalents ................................         (2,165)        (1,669)

Cash and cash equivalents, beginning
of period .......................................         10,041          8,010
--------------------------------------------------------------------------------
Cash and cash equivalents, end of
period ..........................................       $  7,876        $ 6,341
--------------------------------------------------------------------------------

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

Security Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

-------------------------------------------------------------------------
(1)  Accounting and Financial Reporting Policies
-------------------------------------------------------------------------

The accompanying consolidated financial statements include the accounts of Security Capital Corporation and all of its subsidiaries engaged in continuing operations ("Security Capital" or the "Company"). The Company owns, through its 90% owned subsidiary P.D. Holdings, Inc. ("P.D. Holdings"), 90% (77.5% on a fully-diluted basis) of the outstanding shares of Possible Dreams, Ltd. ("Possible Dreams"), a Delaware corporation. Possible Dreams acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd. and Columbia National Corporation, both Massachusetts corporations. Possible Dreams operates as an importer, designer, warehouser and distributor of collectible Christmas figurines and ornaments and, to a lesser extent, religious statutes. On June 27, 1997, the Company's subsidiary, Pumpkin Masters Holdings, Inc., through its subsidiary, Pumpkin Ltd. ("Pumpkin"), both Delaware corporations, acquired substantially all of the assets and assumed certain liabilities of Pumpkin Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation. Pumpkin is engaged in the business of manufacturing and distributing pumpkin and watermelon carving kits and related accessories. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein have been prepared by Security Capital, in accordance with the rules and regulations of the Securities and Exchange Commission, without audit.

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

-------------------------------------------------------------------------
(2)  Federal Income Taxes
-------------------------------------------------------------------------

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

The tax effects of the items comprising the Company's net deferred tax assets at December 31, 1997 in the Company's statement of financial position are as follows:

                                                 December 31, 1997
             Deferred tax assets:                 (In thousands)
                  Allowance for doubtful accounts   $        189
             Operating loss carry-forwards                10,744
             Alternative minimum tax carryover               100
             Accelerated depreciation                        (11)
                                                    ------------
                                                          11,022

             100%  Valuation allowance                   (10,483)

             Net deferred tax  asset                $        539
                                                    ============

In addition, the net deferred tax assets at June 30, 1998 has not changed materially since December 31, 1997.

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

--------------------------------------------------------------------------------
(3)  Earnings Per Share Calendar Year 1998 and Calendar Year 1997
--------------------------------------------------------------------------------

Earnings per common and common equivalent share amounts are based on the weighted average number of shares of Common Stock and Class A Common Stock outstanding and the dilutive effect, if any, of outstanding stock options. The sum of Common Stock and Class A Common Stock is used because the two classes are identical except for certain transfer restrictions imposed on the Class A Common Stock. The remaining outstanding stock options expired during calendar year 1997 and the conversion of these options were anti-dilutive for calendar year 1997 and had no impact on all periods presented.

As of December 31, 1997, FGS and its designees converted its 30,000 shares of Class A Preferred Stock and $1,987,500 of accrued dividends into 1,246,875 of Class A Common Stock at a valuation of $4 per share.

The weighted average number of shares outstanding used in the computation of basic and fully diluted earnings per share is as follows (in thousands):

                      Calendar Year 1998        Calendar Year 1997
                      6 MONTHS   3 MONTHS     6 MONTHS      3 MONTHS
                      --------   --------     --------      --------
Basic                 5,307       5,307         4,060         4,060

Fully diluted         5,307       5,307         4,060         4,060

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-
Security Capital reported a net loss of $46,000 and $934,000 for the three and six month periods ended June 30, 1998, respectively. This compares to net losses of $111,000 and 464,000 for the same three and six month periods of the prior calendar year. The Company reported a net loss per common share of $.01 and $.18 for the three and six month periods ended June 30, 1998, respectively, as compared to a net loss per common share (after accrual for Class A Preferred Stock dividends) of $.03 and $.11 for the same three and six month periods of the prior calendar year.

Product sales of the Company increased to $5,870,000 and $8,993,000 for the three and six month periods ended June 30, 1998, respectively, due to strong demand for the Company's products. This represents an increase of 68% for the quarter and 49% for the six month period ended June 30, 1998. The Company's products are very seasonal in nature and, due to this seasonal pattern, the Company typically records a substantial portion of its revenues in the third and fourth calendar quarters. Part of the increase in product sales ($599,000) for the quarter was attributable to the addition of Pumpkin to the Company's consolidated financial statements in the current year, since the acquisition occurred at the end of the second quarter on June 27, 1997 and none of its product sales were included in the second quarter of 1997. Selling, general and administration expense increased by 54% to $2,337,000 for the quarter as compared to $1,520,000 for the same prior year quarter, primarily due to increased marketing and commission costs and the addition of Pumpkin selling, general and administrative expense to the Company's consolidated financial statements. Depreciation and amortization increased by 153% in the current quarter to $309,000 as compared to $122,000 for the same prior year quarter. The increase was due to the addition of Pumpkin and its related depreciation and amortization cost to the Company's consolidated financial statements in the current quarter. Other expense increased 42% to $381,000 in the current quarter as compared to $268,000 in the same prior year quarter. This increase was primarily due to the net effect of increased interest cost due to the acquisition of Pumpkin and the reduction in income in the current year due to the sale in the prior year of the Company's insurance agency affiliate.

On June 12, 1998 Pumpkin acquired the business and related assets of Our Kids for $250,000 and potential future other considerations. The assets acquired included inventory, molds, trademarks, supplies and accounts receivable. The Company does not consider this a major acquisition and the new product lines did not contribute significant revenues to the second quarter results.

 LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2,165,000, or 22% to $7,876,000 at June 30, 1998 as compared to $10,041,000 at December 31, 1997. The decrease in cash and cash equivalents was primarily due to the seasonal nature of the Company's business.. The Company's consolidated working capital at June 30, 1998, decreased by $2,271,000, or 16% to $12,248,000 from $14,519,000 at December 31,
1997. The Company experiences a significant seasonal pattern not only in its operating results but also in its cash flow and working capital requirements. The Company generally has greater working capital needs in its second and third calendar quarters and has greater cash availability in its fourth calendar quarter. During the second quarter, the Company's bank borrowings increased by $7,769,000 due to increased inventory purchases by Possible Dreams and Pumpkin in anticipation of their peak shipping periods, which are the third and fourth calendar quarters for both companies.

The Company expects no major increase in capital expenditures during the remainder of calendar year 1998. The Company believes it has sufficient cash on hand to meet the Company's working capital and operating expenditure requirements during calendar year 1998 and to compete for other acquisition opportunities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting") on June 11, 1998.

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

            1.Election of four directors, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.


              Nominees            Votes For     Votes Withheld  Broker-Non-Votes
         William T. Bozarth       4,928,611         36,278            -0-
         Brian D. Fitzgerald      4,929,379         35,510            -0-
         A. George Gebauer        4,929,276         35,613            -0-
         Thomas J. Gochberg       4,928,843         36,046            -0-

      (d) A proposal to amend the Restated Certificate of Incorporation to delete Article 12 was approved by the shareholders.


                            Votes For     Votes Against   Broker- Non- Votes
         Stockholder Votes  4,536,125         31,497          393,610

Item 5. Other Information

Stockholders are hereby notified that, if they intend to submit proposals for inclusion in the Company's Proxy Statement for its 1999 Annual meeting of Stockholders not otherwise complying with the requirements of rule 14a-8 under the Securities Exchange Act of 1934, as amended, such proposals must be received by the Company no later than March 27, 1999.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SECURITY CAPITAL CORPORATION


Date: August 14 , 1998          By:  A. George Gebauer
                                ------------------------------------
                                A. George Gebauer, President



Date: August 14 , 1998          By: Larry M. Karren
                                ------------------------------------
                                Larry M. Karren, Treasurer
                                (Principal Financial and
                                Accounting  Officer)