Form 10-Q
period 1998-09-30
SECURITY CAPITAL CORP/DE/
filed 1998-11-16
CIK 314340

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998 .

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: as of November 13, 1998, there were 5,306,649 outstanding shares of Class A Common Stock, par value $ .01, and 392 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Income

------------------------------------------------------------------------------------
                                           For the Three
                                              Months          For the Nine Months
                                               Ended                   Ended
                                            September 30,           September 30,
------------------------------------------------------------------------------------
                                          1998         1997       1998        1997
------------------------------------------------------------------------------------
                                             (Dollars in thousands, except per
                                                       share amounts)
Product sales .......................   $ 17,193    $ 14,863    $ 26,186    $ 20,895

Cost of goods sold ..................      8,098       6,837      12,669       9,454
------------------------------------------------------------------------------------
Gross profit ........................   $  9.095    $  8,026    $ 13,517    $ 11,441
------------------------------------------------------------------------------------

Selling, general and
administrative ......................      3,966       4,152       8,225       7,242
Depreciation and amortization .......        304         285         915         589
------------------------------------------------------------------------------------
Total operating expenses ............      4,270       4,437       9,140       7,831
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
Operating income ....................   $  4,825    $  3,589    $  4,377    $  3,610
------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
Income from joint enterprise ........   $   --      $   (145)   $   --      $    129
Gain on sale of beneficial
interest in joint enterprise ........       --         1,298        --         1,298
Interest income .....................         89         105         268         287
Interest expense ....................       (662)       (690)     (1,561)     (1,434)
Other income ........................       --            58          24           8
------------------------------------------------------------------------------------
Total other income (expense) ........   $   (573)   $    626    $ (1,269)   $    288
------------------------------------------------------------------------------------

Minority interest share of net
 income .............................       (727)       (800)       (535)       (714)
------------------------------------------------------------------------------------

Income before provision for
    Federal income tax ..............   $  3,525    $  3,415    $  2,573    $  3,184
Provision for Federal and state
 income taxes .......................        266          56         248          64
------------------------------------------------------------------------------------
Net income ..........................   $  3,259    $  3,359    $  2,325    $  3,120

Less preferred stock dividends ......       --          (113)       --          (338)
------------------------------------------------------------------------------------

Net income applicable to common
 stockholders .......................   $  3,259    $  3,246    $  2,325    $  2,782
------------------------------------------------------------------------------------

Net income per common share: ........   $    .61    $    .80    $    .44    $    .69
------------------------------------------------------------------------------------
Weighted average shares
 outstanding ........................      5,307       4,060       5,307       4,060
------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                              September 30,    December 31,
                                                  1998             1997
--------------------------------------------------------------------------------
                                             (Unaudited)        (Audited)
--------------------------------------------------------------------------------
ASSETS
(In thousands, except par value and shares)
Current assets:
Cash and cash equivalents ..................   $  7,818          $ 10,041
Account receivable (net of
 allowance for doubtful
 accounts of $202 and $317) ................     18,915             2,746
Inventory ..................................      6,144             4,307
Deferred tax asset .........................        500               539
Other current assets .......................        500               582
--------------------------------------------------------------------------------
Total current assets .......................     33,877            18,215

Property and equipment (net of
 accumulated depreciation of $268 and
$ 133) .....................................      1,491             1,404
Intangible assets (net of
 accumulated amortization of
 $1,776 and $1,067) ........................     12,207            12,767
Licenses and other assets ..................        179               164
--------------------------------------------------------------------------------
Total Assets ...............................   $ 47,754          $ 32,550
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
Note payable ...............................   $ 13,544          $  1,000
Current portion of long-term debt ..........      1,553             1,339
Accounts payable ...........................      1,505               811
Federal and state income tax -
 current ...................................         27                50
Accrued expenses and other
 liabilities ...............................      1,175               496
--------------------------------------------------------------------------------
Total current liabilities ..................     17,804             3,696

Long-term debt, less current
 portion ...................................     10,684            12,383
Other long-term liabilities ................        193               258
--------------------------------------------------------------------------------
Total Liabilities ..........................   $ 28,681          $ 16,337
--------------------------------------------------------------------------------
Minority interest ..........................   $  1,954          $  1,419
--------------------------------------------------------------------------------
Commitments and Contingencies ..............   $   --            $   --
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
   7,500 shares authorized; 551
   shares issued ...........................   $   --            $   --
Class A common stock, $.01 par
   value, 10,000,000 shares
   authorized; 5,625,065 shares
   issued ..................................         56                56
Preferred stock, $.01 par value,
   2,500,000 shares
   authorized; none issued .................       --                --
Additional paid-in capital .................     67,520            67,520
Accumulated deficit ........................    (45,242)          (47,567)
Less: Treasury stock, at cost,
   318,575 shares ..........................     (5,215)           (5,215)
--------------------------------------------------------------------------------
Total Stockholders' Equity .................   $ 17,119          $ 14,794
--------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity .......................   $ 47,754          $ 32,550
--------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

--------------------------------------------------------------------------------
                                                     For the Nine Months
                                                            Ended
                                                         September 30,
--------------------------------------------------------------------------------
                                                       1998        1997
--------------------------------------------------------------------------------
(Dollars in thousands)

Cash flows from operating activities:
Net income (loss) ...............................   $  2,325    $  3,120
Adjustments to reconcile income
 (loss) to net cash used by operating
 activities:
Depreciation and
 amortization of property and
 equipment, and amortization of
 deferred items .................................        915         589
Net change in operating
 assets and liabilities (excluding
 purchased operating assets and
 assumed liabilities of Pumpkin)

(Increase) in accounts receivable ...............    (15,967)    (13,081)
Decrease (increase) in inventories ..............     (1,837)        721
Decrease (increase) in other assets .............        (89)        102
Increase (decrease) in accounts payable .........        695        (663)
Decrease in accrued interest and
 other liabilities ..............................        453         812
Minority interest in net
 earnings of subsidiary .........................        535         714

--------------------------------------------------------------------------------
Net cash  used for operating
 activities .....................................    (12,970)     (7,686)
--------------------------------------------------------------------------------
Cash flows (used for) investing
 activities
Additions to property and equipment .............       (221)        (97)
Purchase of assets of Pumpkin Ltd. ..............
 (net of cash acquired of $134) .................       --        (6,366)

--------------------------------------------------------------------------------
Cash flow used for investing
 activities .....................................       (221)     (6,463)
--------------------------------------------------------------------------------
Net cash from (used for) financing
 activities
Net increase in borrowings under
 line of credit .................................     12,544      10,100
Repayment of term loans .........................     (1,576)       (992)
Borrowings incurred to finance the
 acquisition of Pumpkin, Ltd. ...................       --         5,000

--------------------------------------------------------------------------------
Cash flow from (used for)  financing
 activities .....................................     10,968      14,108
--------------------------------------------------------------------------------

Net increase(decrease) in cash and
 cash equivalents ...............................     (2,223)        (41)

Cash and cash equivalents, beginning
 of period ......................................     10,041       8,010

--------------------------------------------------------------------------------
Cash and cash equivalents, end of
 period .........................................   $  7,818    $  7,969
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

The tax effects of the items comprising the Company's net deferred tax assets at December 31, 1997 in the Company's statement of financial position are as follows:

                                              December 31, 1997
       Deferred tax assets:                     (In thousands)
Allowance for doubtful accounts .........         $    189
Operating loss carry-forwards ...........           10,744
Alternative minimum tax
 carryover ..............................              100
Accelerated depreciation ................              (11)
                                                  --------
                                                    11,022

       Valuation allowance ..............          (10,483)

Net deferred tax  asset .................         $    539
                                                  ========

In addition, the net deferred tax assets at September 30, 1998 have not changed materially since December 31, 1997.

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

-------------------------------------------------------------------------
(3)  Earnings Per Share Calendar Year 1998 and Calendar Year 1997
-------------------------------------------------------------------------

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

As of December 31, 1997, FGS and its designees converted their 30,000 shares of Class A Preferred Stock and $1,987,500 of accrued dividends into 1,246,875 of Class A Common Stock at a valuation of $4 per share.

The weighted average number of shares outstanding used in the computation of basic and fully diluted earnings per share is as follows (in thousands):

                      CALENDAR YEAR 1998       CALENDAR YEAR 1997
                      -------------------     ----------------------
                      9 MONTHS   3 MONTHS     9 MONTHS      3 MONTHS
                      --------   --------     --------      --------
Basic                    5,307      5,307        4,060         4,060

Fully diluted            5,307      5,307        4,060         4,060

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-
Security Capital reported net income of $3,259,000 and $2,325,000 for the three and nine month periods ended September 30, 1998, respectively. This compares to net income of $3,359,000 and $3,120,000 for the same three and nine month periods of the prior calendar year. The Company reported net income per common share of $.61 and $.44 for the three and nine month periods ended September 30, 1998, respectively, as compared to net income per common share (after accrual for Class A Preferred Stock dividends) of $.80 and $.69 for the same three and nine month periods of the prior calendar year.

Product sales of the Company increased to $17,193,000 and $26,186,000 for the three and nine month periods ended September 30, 1998, respectively, as compared to $14,863,000 and $20,895,000 for the same periods of the prior calendar year primarily from strong demand for the Company's new products. Product sales increased 16% for the quarter and 25% for the nine month period ended September 30, 1998. The Company's products are very seasonal in nature, and due to this seasonal pattern, the Company typically records a substantial portion of its revenues in the third and fourth calendar quarters. Even though selling, general and administrative expense decreased by $186,000 for the third quarter, the Company's annual expense increased by $983,000 to $8,225,000 as compared to $7,242,000 for the same prior year period. The Pumpkin acquisition occurred on June 27, 1997 and the prior year's selling, general and administrative expense did not include any of Pumpkin's expense from the beginning of the year to the date of acquisition. Depreciation and amortization increased by 7% in the current quarter to $304,000 as compared to $285,000 for the same prior year quarter, but for the year it increased 55% due to the addition of Pumpkin and its related depreciation and amortization cost to the Company's consolidated financial statements for the prior year, which did not occur until after June 27, 1997. The Company recorded other income of $626,000 and $288,000 for the three and nine months ended September 30, 1997, as compared to other expense of $573,000 and $1,269,000 for the same periods of the current year. The current year's other expense consisted primarily of interest cost. During the third quarter of 1997, the Company recognized a non-recurring gain of $1,298,000 on the disposition of its insurance brokerage affiliate.

As previously reported, on June 12, 1998, Pumpkin acquired the business and related assets of Our Kids for $250,000 and potential future other consideration. The assets acquired included inventory, molds, trademarks, supplies and accounts receivable. The Company does not consider this to be a major acquisition and the new product lines from this acquisition did not contribute significant revenues to the third quarter results.

YEAR 2000

The Company has been assessing the impact of the Year 2000 on its business by conducting a review of the computer systems with date-related functionality used in its business. The Company is in the process of taking all steps that it believes are necessary or appropriate to ensure that such systems actively process all dates, including those before, on or after January 1, 2000, without loss of functionality or performance. Incremental spending for hardware upgrades and software modifications and testing required for Year 2000 compliance is currently estimated to be approximately $200,000, with $100,000 being incurred in calendar year 1998 and the remainder to be incurred in calendar year 1999. It is expected that internal Year 2000 compliance issues will be resolved by mid-year of calendar year 1999.

The Year 2000 issue also creates risk for the Company from unforeseen problems with Year 2000 non-compliance of its vendors, suppliers, customers and other third parties with which the Company has a material relationship. The Company intends to initiate formal communications with all of its significant vendors, suppliers, customers and other material third parties to determine the extent to which the Company is vulnerable to their own potential problems related to the Year 2000 as soon as it receives and evaluates responses from its vendors, suppliers, customers and other material third parties. Due to the general uncertainty surrounding the year 2000 process, resulting in part from the uncertainty surrounding the year 2000 readiness of the Company's vendors, suppliers, customers and other material third parties, the Company is unable to determine a reasonable worst case scenario at this time.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2,223,000, or 22%, to $7,818,000 at September 30, 1998 as compared to $10,041,000 at December 31, 1997. However, the Company's consolidated working capital at September 30, 1998 increased by $1,554,000, or 11%, to $16,073,000 from $14,519,000 at December 31, 1997. The decrease in cash and cash equivalents was primarily due to the seasonal nature of the Company's business and the timing of its seasonal purchases of inventory. The Company experiences a significant seasonal pattern not only in its operating results but also in its cash flow and working capital requirements. The Company generally has greater working capital needs in its second and third calendar quarters and has greater cash availability in its fourth calendar quarter. During the third quarter of the current fiscal year, the Company's bank borrowings increased to $13,544,000 due to increased inventory purchases by Possible Dreams and Pumpkin in anticipation of their peak shipping periods, which are the third and fourth calendar quarters for both companies.

The Company expects no major increase in capital expenditures during the remainder of calendar year 1998 and the first half of calendar year 1999. The Company believes it has sufficient cash on hand to meet the Company's working capital and operating expenditure requirements during the remainder of calendar year 1998 and calendar year 1999 and to compete for other acquisition opportunities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

PART II -- OTHER INFORMATION


Item 5. Other Information

Stockholders are hereby notified that, if they intend to submit proposals for inclusion in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders that do not otherwise comply with the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, such proposals must be received by the Company no later than December 31, 1998.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SECURITY CAPITAL CORPORATION



Date: November 16 , 1998        By:  A. George Gebauer
                                ------------------------------------
                                A. George Gebauer, President



Date: November 16 , 1998        By: Larry M. Karren
                                ------------------------------------
                                Larry M. Karren, Treasurer
                                (Principal Financial and
                                Accounting  Officer)