Form 10-K405
period 1998-12-31
SECURITY CAPITAL CORP/DE/
filed 1999-03-26
CIK 314340

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM __________  TO _________

                         COMMISSION FILE NUMBER: 1-7921

                          SECURITY CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

              DELAWARE                                  13-3003070
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                                1111 NORTH LOOP WEST, SUITE 400
                                      HOUSTON, TEXAS 77008
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 23, 1999, 5,306,325 shares of the Registrant's voting stock outstanding, of which 4,184,949 shares were held by affiliates of the Registrant. The aggregate market value of the remaining 1,121,376 shares of voting stock held by non-affiliates (based upon the closing price of the Registrant's Class A Common Stock on March 23, 1999 of $3.875) was approximately $4,345,332.

                               TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
Item 1.     Business.....................................................................................     1

Item 2.     Properties...................................................................................     6

Item 3.     Legal Proceedings............................................................................     6

Item 4.     Submission of Matters to a Vote of Security Holders..........................................     6

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters....................     7

Item 6.     Selected Financial Data......................................................................     7

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........     8

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...................................    10

Item 8.     Financial Statements and Supplementary Data..................................................    11

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    30

Item 10.    Directors and Executive Officers of the Registrant...........................................    31

Item 11.    Executive Compensation.......................................................................    32

Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................    35

Item 13.    Certain Relationships and Related Transactions...............................................    36

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................    39

                                       i

                                     PART I
ITEM 1.  BUSINESS.
                                    GENERAL

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

OVERVIEW

     Possible Dreams is a leading designer, importer and distributor of fine quality collectibles and other specialty seasonal giftware. Possible Dreams is known for its hand-crafted collectible series of ClothtiqueT items. Possible Dreams' products include the ClothtiqueT Santa Collection, the American Artists CollectionT, the Saturday Evening Post Covers of Norman Rockwell and J.C. LeyendeckerT, Coca ColaT and McDonald'sT products and a variety of Angels and ornaments. Other lines include Crinkle ClausT, The Thickets At SweetbriarT and Floristine Angels 3/5. Possible Dreams distributes its products throughout the United States to approximately 15,000 independent gift retailers, as well as to department stores, mail order houses and large card and gift chains.

PRODUCTS

     Possible Dreams designs, imports and distributes more than 2,000 products. Possible Dreams' leading product line is ClothtiqueT. Blending stiffened cloth, ceramic and resin, the process was first utilized by Possible Dreams for a series of angels and Santas. Clothtique is now used in a variety of both holiday and year round collections. It has the ability to mimic the look and feel of real wardrobes.

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

     In addition, hundreds of original figurines, including approximately 165 Santas, have been created through the design talents of many artisans. The American Artist CollectionT is an array of Clothtique Santas inspired by renderings from Tom Browning, Judi Vaillancourt, Mark Alvin, Mary Monteiro, Judith Ann Griffth, David Wenzel and other nationally recognized professionals.

     There are new introductions each year to the Possible Dreams product line, beyond those to Clothtique. Crinkle Claus is a novel technique that lays a cold cast texture or wrinkly puckers and crannies over an array of Santa shapes and designs. The success of this product from the time of its introduction has led to the development and introduction of architectural pieces called Crinkle Village, Crinkle Cousins, Crinkle Angels and Limited Editions Crinkles. Another prominent line includes a romantic fantasy world of miniature animals called the Thickets At SweetbriarT, along with the line's regular Musical Waterdomes, Stocking Holders and Glass Ornaments.

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

     Possible Dreams further enhances collectibility and improves sales through the creation of Collector Clubs. These Clubs can stimulate interest in particular product lines, strengthen retail relationships and provide helpful consumer preference data. For example, in addition to the Crinkle Claus Collectors Club that was formed in 1998, the success of Possible Dreams' Santa line led to the establishment in 1992 of the Santa Claus Network, a ClothtiqueT Santa Collectors Club. This Club has approximately 15,000 members worldwide paying a $25 annual membership fee and receiving quarterly newsletters.

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

     Products sold by Possible Dreams in the United States are generally shipped by ocean freight from abroad and then by rail and/or common carrier to the company's warehouse and distribution center in Foxboro, Massachusetts. Shipments from Possible Dreams to its customers are handled by Roadway Package System, United Parcel Service or commercial trucking lines.

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

EMPLOYEES

     Possible Dreams employed 72 people at December 31, 1998, 10 of whom were salaried employees, with the remainder being hourly employees. None of the employees is represented by a labor union, and Possible Dreams considers its relationship with employees to be satisfactory.

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

     From January 1, 1998 to December 31, 1998, Possible Dreams purchased approximately 53%, 15% and 5% of its supplies from, respectively, Folkraft, Seagull Decor Co. and Novelty Trading. The loss of any of these suppliers could have an adverse effect on Possible Dreams' results of operations and financial condition. During 1998, Possible Dreams obtained an additional vendor to produce the product supplied by Folkraft, which should reduce Possible Dreams' dependence on Folkraft as a supplier.

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

PRODUCTS

     Pumpkin designs, markets and distributes specialty products for the Halloween market. Pumpkin's core product is a patented pumpkin carving kit. Additional carving tools and patterns are sold as accessories. The tools include a patented Scraper Scoop 3/5, to clean out the inside of a pumpkin, and a patented CandleplanterT, to drill a hole in the bottom of a pumpkin to hold a candle. In addition, Pumpkin also currently sells and distributes other Halloween items, including a Safe Pumpkin Light (a battery operated light) and Spooky Sidewalks (a sidewalk chalk and stencil kit). Pumpkin also introduced a watermelon carving kit in January 1992. In 1998, Pumpkin acquired patent rights for use of shaped cutters to decorate pumpkins. Additionally, in 1998, Pumpkin entered into a licensing agreement granting it the exclusive rights to market a patented Trick-or-Treat Backpack.

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

     In 1998, Pumpkin acquired all of the assets of Our Kids, a Denver company specializing in sidewalk chalk, and began marketing a line of creative art products, including sidewalk chalk, all purpose chalk, chalk paint, finger paint and poster paint. Pumpkin also entered into an exclusive licensing agreement enabling it to market a patented throwing toy called FlexStar.

DESIGN

     Creative design and product innovation are critical to the long-term success of Pumpkin. Pumpkin maintains a creative team which is responsible for developing new products and designing patterns for each new Halloween season. Pumpkin invests up to 10% of its total annual revenue on the development of new products, patterns and innovative packaging techniques.

DISTRIBUTION AND SUPPLIERS

     Pumpkin has a retail customer base of approximately 1,600 retailers and mail order houses. Its products are sold in the United States, Canada and Europe through a network of independent manufacturers' representatives and distributors. The independent manufacturers' representatives sell to various mass market, discount, supermarket drug, variety, hobby and craft, party and home improvement chain customers.

     Pumpkin also sells directly to smaller accounts by means of direct mail of catalogs. Distributors are sold to both directly and through the independent manufacturers' representatives. Pumpkin has appointed an exclusive distributor in Canada and works with other distributors (on a non-exclusive basis) in Europe.

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

     Pumpkin owns all of its molds, tools and dies, and all other crucial pieces of machinery that are used by its vendors. In addition, Pumpkin has identified back-up and secondary sources for all major materials and services; however the sudden loss or interruption of supply or service from one of the major vendors could have an adverse effect on Pumpkin's results of operations and financial condition. Most of the products or services used by Pumpkin would be available from other sources. Pumpkin currently splits some of its production between primary and back-up vendors. In addition, Pumpkin manufactures a small amount of its product in China. In 1998, Pumpkin purchased approximately 15% of its goods from China. Pumpkin's import operations may be adversely affected by, among other things, political instability resulting in the disruption of trade from exporting countries, regulatory changes, increases in transportation costs or delay, any significant fluctuation in the value of the United States dollar against foreign currencies and restrictions on the transfer of funds.

     Pumpkin begins manufacturing operations in January for the following Halloween season, based upon forecasted customer demand. The investment in inventory buildup is considerable, requiring Pumpkin to forecast customer demand accurately. To date, Pumpkin has been successful in forecasting demand with few write-downs of excess inventory or write-offs of obsolete inventory.

PATENTS AND OTHER PROPRIETARY RIGHTS

     Pumpkin has several registered U.S. patents covering the pumpkin carving kit, the Scraper Scoop 3/5, the Candle PlanterT, the FlexSaw and the hand-held cutting saw. The patents will expire at various times between 2006 and 2015. Two foreign patents are pending. It also has various registered trademarks, including Pumpkin MastersT, Scraper Scoop 3/5, DurasawT, Power' Tools for PumpkinsT, CandleplanterT, Our KidsT and OKT. Pumpkin has several patents pending for Halloween and chalk products.

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

EMPLOYEES

     Pumpkin employed 25 people at December 31, 1998, 13 of whom were salaried employees, with the remainder being hourly employees (five of the hourly employees were part-time). None of the employees is represented by a labor union, and Pumpkin considers its relationship with employees to be satisfactory.

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

ITEM 2.  PROPERTIES.

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

ITEM 3.  LEGAL PROCEEDINGS.

     On May 4, 1992, the Company received a notice from the State of New York that the Company owed $244,116 in additional withholding taxes, interest and penalties for calendar year 1984. The Company submitted information to the State of New York and, during the latter part of 1998, the Company received a new notice from the State of New York seeking payment of $417,252 in taxes, interest and penalties. At this time, although the Company is unable to determine the amount, if any, which may eventually be owed to the State of New York, the Company believes its previously filed returns are correct and that no additional amounts are owed to the State of New York.

     On November 6, 1997, Pumpkin filed, in the United States Court for the District of Colorado, an action alleging patent, trademark and copyright infringement by a competitor entitled, PUMPKIN, LTD. D/B/A/ PUMPKIN MASTERS, INC. V. THE SEED CORP., INC. D/B/A CONCEPT MARKETING (Civil Action No. 97WY2387CB). Pumpkin sought a permanent injunction against Concept Marketing and monetary and treble damages. This matter was settled in 1998 with the parties agreeing to a cross-license of certain products.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Class A Common Stock of Security Capital is traded on the Pacific Exchange (the "PE"). The following table states the high and low sales prices for the Class A Common Stock on the PE for the quarterly periods indicated:

                  FISCAL 1997 PRICE RANGE                                     FISCAL 1998 PRICE RANGE
-----------------------------------------------------------  ----------------------------------------------------------
      QUARTER                            HIGH        LOW              QUARTER                         HIGH        LOW
First  -- ended March 31               $   5 1/4  $   3 3/4  First  -- ended March 31              $   4 3/4  $   3 1/4
Second -- ended June 30                $   4 1/4  $   2 7/8  Second -- ended June 30               $   5      $   4 1/4
Third  -- ended September 30           $   5      $   2 7/8  Third  -- ended September 30          $   4 3/8  $   3 1/8
Fourth -- ended December 31            $   4 5/8  $   3      Fourth -- ended December 31           $   4 1/2  $   2 1/2

     As of March 23, 1999, there were approximately 2,383 stockholders of record of the Class A Common Stock and 5,305,945 shares outstanding, and 54 stockholders of record of the Common Stock and 380 shares outstanding. On such date, the closing price of the Class A Common Stock on the PE was $3.875. There is no public trading market for the Common Stock.

     Security Capital has not paid any dividends since the first quarter of fiscal year 1987, except in connection with the exchange of the Class A Preferred Stock for the Class A Common Stock in December 1997. See "Item 13. Certain Relationships and Related Transactions."

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

                                        TWELVE     TWELVE     THREE      TWELVE     TWELVE     TWELVE
                                        MONTHS     MONTHS     MONTHS     MONTHS     MONTHS     MONTHS
                                        ENDED      ENDED      ENDED      ENDED      ENDED      ENDED
                                       12/31/980  12/31/97   12/31/96   9/30/96    9/30/95    9/30/94
                                       --------   --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Total assets.........................  $ 33,501   $ 32,550   $ 25,797   $ 34,502   $ 10,926   $ 10,362
Long-term obligations................  $ 10,036   $ 12,383   $ 10,047   $ 11,710   $          $
Class A preferred stock (redeemable)
  (including dividends in arrears of
  $0, $0, $1,537, $1,425, $975, and
  $525)..............................  $          $          $  4,537   $  4,425   $  3,975   $  3,525
Total stockholders' equity...........  $ 16,943   $ 14,794   $  6,896   $  6,884   $  6,321   $  6,694
Net product sales....................  $ 30,018   $ 25,723   $  5,073   $  9,854   $          $
Income (loss) from continuing
  operations.........................  $  2,149   $  2,145   $    233   $    777   $    (46)  $   (223)
Income (loss) from discontinued
  operations.........................  $          $     66   $   (108)  $    236   $    290   $    154
Gain on disposal of discontinued
  operations.........................  $          $  1,149   $          $          $          $
Net income (loss)....................  $  2,149   $  3,360   $    125   $  1,013   $    244   $    (69)
Less preferred stock dividends.......                 (450)      (113)      (450)      (450)      (450)
                                       --------   --------   --------   --------   --------   --------
Net income (loss) available to common
  stockholders.......................  $  2,149   $  2,910   $     12   $    563   $   (206)  $   (519)
Earnings (loss) per common share:
Income (loss) from continuing
  operations.........................  $   0.41   $   0.39   $   0.03   $  *0.08   $ *(0.12)  $ *(0.31)
Income (loss) from discontinued
  operations.........................                 0.01      (0.03)     *0.06      *0.07      *0.07
Gain on disposal of discontinued
  operations.........................                 0.26
                                       --------   --------   --------   --------   --------   --------
Earnings (loss) per common share.....  $   0.41   $   0.66   $    0.0   $  *0.14   $ *(0.05)  $ *(0.24)
Dividends per share of common
  stock..............................  $          $          $          $          $          $

------------
* For the fiscal years presented, earnings (loss) per share have been restated for the one-for-eight reverse stock split effected in March 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Security Capital reported net income of $2,149,000 for the twelve month period ended December 31, 1998 compared to net income of $3,360,000 for the twelve month period ended December 31, 1997. The net income per common share was $0.41 for the twelve month period ended December 31, 1998 compared to net income per common share (after accrual for Class A Preferred Stock dividends) of $0.66 for the twelve month period ended December 31, 1997. The decrease in net income and net income per share was primarily attributable to the sale of the Company's insurance agency affiliate, which resulted in a $1,149,000 non-recurring gain (net of tax) in the prior calendar year. The Company has recorded the disposal of its proprietary interest in its insurance operations as a discontinued operation. The Company changed its reporting year from a September 30th fiscal year end to a calendar year end as of December 31, 1996. The Company reported net income of $125,000 and $1,013,000 for the three month transitional period ended December 31, 1996 and the twelve month period ended September 30, 1996, respectively. The net income per share was $0.0 and $0.14 (after accrual for Class A Preferred Stock dividends) for the three month transitional period ended December 31, 1996 and the twelve month period ended September 30, 1996, respectively.

     The Company's net product sales increased by $4,295,000, or 17%, to $30,018,000 for the twelve month period ended December 31, 1998 compared to $25,723,000 for the prior twelve month period. The increase in net product sales was primarily attributable to increased sales of and demand for Pumpkin's new carving kits and related accessories and Halloween falling on a Saturday also had a positive impact on product sales. The Company's cost of goods sold increased by $2,137,000, or 17%, primarily due to increased sales and development costs associated with new product sales. Selling, general and administrative expenses ("SG&A") increased by $1,858,000, or 21% to $10,579,000 for the twelve month period ended December 31, 1998 from $8,721,000 for the twelve month period ended December 31, 1997. The acquisition of Pumpkin occurred during June 1997 and therefore the Company's prior year SG&A expense was not representative of an entire twelve month period of the Company's SG&A expense. Depreciation and amortization increased by 32% to $888,000 for the twelve month period ended December 31, 1998 from $671,000 for the twelve month period ended December 31, 1997. The Company's 1998 depreciation and amortization expense was 32% greater than the previous year as a result of Pumpkin's acquisition occurring during the middle of the prior year. Interest expense was also impacted by the timing of Pumpkin's acquisition. Although interest expense for calendar year 1998 was up slightly by $232,000 to $2,385,000, the Company's increased interest cost was partially due to the impact of the timing of the Pumpkin acquisition in June 1997 of the prior year netted against interest cost savings due to the payment during 1998 of $2,027,000 of the Company's term loans. The Company recognized a tax benefit of $500,000 for calendar years 1998 and 1997 in recognition of the Company's future Federal net operating loss carry-forwards. This tax benefit had the effect of increasing earnings per share by $0.09 in calendar year 1998 and $0.11 in calendar year 1997.

     Net product sales increased to $25,723,000 for the twelve month period ended December 31, 1997 as compared to $5,073,000 and $9,854,000 for the three month transitional period ended December 31, 1996 and the twelve month period ended September 30, 1996, respectively. The acquisition of Pumpkin had a significant impact on the Company's product sales and profitability. The acquisition was completed just prior to Pumpkin's busiest period since 90% of its sales historically occur between July and October. The Company's 1997 calendar year product sales also reflected a full year of Possible Dreams' product sales compared to only the five month period from May 1, 1996 the date of inception to the end of fiscal year 1996. The Company reduced its cost of goods sold by 2% for calendar year 1997, which had the effect of increasing the Company's gross margin. Selling, general and administrative expenses increased to $8,721,000 for the twelve month period ended December 31, 1997 compared to $1,630,000 and $3,642,000 for the three month transitional period ended December 31, 1996 and the twelve month period ended September 30, 1996. Selling, general and administrative expenses increased because Possible Dreams' expense for the current calendar year represented a full year of its expense while the 1996 fiscal year represented only the five month period from May 1, 1996 (the date of inception) through September 30, 1996. The acquisition of Pumpkin increased selling, general and administrative expense during calendar year 1997 by approximately $1,405,000. The Company acquired a considerable amount of goodwill in its acquisitions of Pumpkin and Possible Dreams. During calendar year 1997 the Company incurred $671,000 of depreciation and amortization expense compared to $181,000 and $290,000 for the three month transitional period ended December 31, 1996 and the twelve month period ended September 30, 1996, respectively. Interest expense increased to $2,153,000 for calendar year 1997 as compared to $507,000 and $731,000 for the three month transitional period ended December 31, 1996 and the twelve month period ended September 30, 1996, respectively. This increased interest cost can be attributed to debt service for short-term working capital and long-term bank debt incurred in connection with the purchase of both Possible Dreams and Pumpkin.

DISCONTINUED OPERATIONS

     On August 29, 1996, an officer of Foster Insurance Services Inc. ("FIS") exercised the put option in the Buy-Sell Agreement to purchase the Company's proprietary interest in FIS, a 50% partner in Bowen, Miclette, Descant & Britt. On July 17, 1997 the Company sold, effective June 30, 1997, its beneficial interest in FIS, a Texas corporation, to Bowen, Miclette, Descant and Britt for consideration of $1,525,845 and recognized a gain of approximately $1,149,000 (net of tax). In an unrelated transaction, the Company in December 1997 sold Foster Insurance Managers Inc. ("FIM") for $265,000 in cash to Tri-Star Insurance Services, Ltd., a Kentucky corporation. The Company recognized no gain as part of this transaction. The Company no longer has any interest in the insurance brokerage business as a result of these two transactions.

SEASONALITY

     Possible Dreams experiences a significant seasonal pattern in its working capital requirements and operating results. Possible Dreams has historically received orders representing approximately 50% of its annual bookings during the first quarter for each of the last three calendar years. It ships products throughout the year, with a majority of the shipping occurring in the third and fourth calendar quarters of each year. Possible Dreams hires temporary employees during its third and fourth calendar quarters to accommodate peak shipping periods. Possible Dreams offers extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, Possible Dreams has had greater working capital needs in its second and third calendar quarters and has experienced greater cash availability in its fourth calendar quarter. As a result of this sales pattern, Possible Dreams typically records a substantial portion of its revenues in its third and fourth calendar quarters and expects this seasonal pattern to continue for the foreseeable future. Possible Dreams has historically financed its operations through internally generated cash flow and short term seasonal borrowings.

     Pumpkin also experiences a significant seasonal pattern in its working capital requirements and operating results. Pumpkin's seasonal period has historically been between July and October, with approximately 90% of its sales occurring during this period. Pumpkin offers extended payment terms to some of its customers for seasonal merchandise and collects a substantial portion of its accounts receivable in the fourth calendar quarter. Pumpkin has had a greater working capital need in the second and third calendar quarters and has experienced its greater cash availability in the fourth calendar quarter. It is anticipated that this seasonal pattern will continue for the foreseeable future.

YEAR 2000

     The Company has been assessing the impact of the Year 2000 on its business by conducting a review of the computer systems with date-related functionality used in its business. The Company is in the process of taking all steps that it believes are necessary or appropriate to ensure that such systems actively process all dates, including those before, on or after January 1, 2000, without loss of functionality or performance. Incremental spending for hardware upgrades and software modifications and testing required for Year 2000 compliance is currently estimated to be approximately $200,000, with $100,000 having been incurred in calendar year 1998 and the remainder to be incurred in calendar year 1999. It is expected that internal Year 2000 compliance issues will be resolved by mid-year of calendar year 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $908,000, or 9%, to $9,133,000 at December 31, 1998, from $10,041,000 at December 31, 1997, primarily due to debt incurred for the acquisitions of Possible Dreams and Pumpkin. However, consolidated working capital at December 31, 1998 increased by $637,000, or 4%, to $15,156,000 from $14,519,000 at December 31, 1997, primarily due to an increase in the Company's deferred tax asset. The Company reported long-term debt of $10,036,000 at December 31, 1998 compared to $12,383,000 at the end of calendar year 1997. It is expected that cash generated from operations will continue to decrease the Company's debt incurred by the Company in connection with the acquisition of Possible Dreams and Pumpkin.

     The Company expects no major increase in capital expenditures during calendar year 1999. The Company believes that with cash flow from operations, cash and cash equivalents and investment earnings, there will be sufficient cash on hand to meet the Company's working capital and operating expenditure requirements during calendar year 1999 and to compete for other acquisition opportunities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's notes payable and long-term debt bear interest at both fixed and variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES

Independent Auditors' Report.........         12
Consolidated Financial Statements
     Consolidated Statements of
      Income -- For the twelve months
      ended December 31, 1998 and
      1997, the three months ended
      December 31, 1996 and the
      twelve months ended September
      30, 1996.......................         13
     Consolidated Balance
      Sheets -- As of December 31,
      1998 and 1997..................         14
     Consolidated Statements of Cash
      Flows -- For the twelve months
      ended December 31, 1998 and
      1997, the three months ended
      December 31, 1996 and the
      twelve months ended September
      30, 1996.......................         15
     Consolidated Statements of
      Stockholders' Equity -- For the
      twelve months ended December
      31, 1998 and 1997, the three
      months ended December 31, 1996
      and the twelve months ended
      September 30, 1996.............         16
     Notes to Consolidated Financial
      Statements.....................         17
     Supplementary Financial
      Information
     See Note 9 to Consolidated
      Financial Statements under this
      Item 8.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Security Capital Corporation

     We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Security Capital Corporation and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the year ended September 30, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Houston, Texas
March 12, 1999 (Except for the
  penultimate paragraph of Note 5
  as to which the date is March 18, 1999)

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         TWELVE       TWELVE       THREE        TWELVE
                                         MONTHS       MONTHS       MONTHS       MONTHS
                                         ENDED        ENDED        ENDED        ENDED
                                        12/31/98     12/31/97     12/31/96     9/30/96
                                        --------     --------     --------     --------
Net product sales....................   $ 30,018     $ 25,723      $ 5,073      $ 9,854
Cost of goods sold...................     14,486       12,349        2,476        4,764
                                        --------     --------     --------     --------
Gross profit.........................     15,532       13,374        2,597        5,090
                                        --------     --------     --------     --------
Selling, general and administrative
  expenses...........................     10,579        8,721        1,630        3,642
Depreciation and amortization
  expenses...........................        888          671          181          290
                                        --------     --------     --------     --------
Total operating expenses.............     11,467        9,392        1,811        3,932
                                        --------     --------     --------     --------
Operating income.....................      4,065        3,982          786        1,158
                                        --------     --------     --------     --------
Other income (expense)
Interest income......................        347          368           96          482
Interest expense.....................     (2,385)      (2,153)        (507)        (731)
Other income.........................         32           19           16           42
                                        --------     --------     --------     --------
Total other income (expense).........     (2,006)      (1,766)        (395)        (207)
                                        --------     --------     --------     --------
Minority interest in income of
  consolidated subsidiaries..........       (345)        (356)         (55)        (129)
                                        --------     --------     --------     --------
Income from continuing operations
  before (benefit) provision for
  income taxes.......................      1,714        1,860          336          822
                                        --------     --------     --------     --------
(Benefit) provision for income
  taxes..............................       (435)        (285)         103           45
                                        --------     --------     --------     --------
Income from continuing operations....      2,149        2,145          233          777
                                        --------     --------     --------     --------
Discontinued operations (Note 2)
Income (loss) from discontinued
  operations (net of income taxes of
  $0, $9, $0 and $13)................                      66         (108)         236
Gain on disposal of discontinued
  operations (net of income taxes of
  $149)..............................                   1,149
                                        --------     --------     --------     --------
Net income...........................   $  2,149     $  3,360      $   125      $ 1,013
                                        --------     --------     --------     --------
Less preferred stock dividends.......                    (450)        (113)        (450)
                                        --------     --------     --------     --------
Net income available to common
  Stockholders.......................   $  2,149     $  2,910      $    12      $   563
                                        --------     --------     --------     --------
Earnings per share
Income from continuing operations....   $   0.41     $   0.39      $  0.03      $  0.08
Income (loss) from discontinued
  operations.........................                    0.01        (0.03)        0.06
Gain on disposal of discontinued
  operations.........................      --            0.26
                                        --------     --------     --------     --------
Net income per common share..........   $   0.41     $   0.66      $   0.0      $  0.14
                                        --------     --------     --------     --------
Weighted average shares
  outstanding........................      5,306        4,382        4,060        4,060
                                        ========     ========     ========     ========

 The accompanying notes to are an integral part of these consolidated financial statements.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                         AS OF DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
                                           (IN THOUSANDS,
                                         EXCEPT SHARE DATA)
               ASSETS
Current assets:
     Cash and cash equivalents.......  $    9,133  $   10,041
     Account receivable (net of
      allowance for doubtful accounts
      of $351 and $317)..............       3,279       2,746
     Inventories.....................       5,339       4,307
     Deferred tax asset..............       1,175         539
     Other current assets............         828         582
                                       ----------  ----------
               Total current
                  assets.............      19,754      18,215
Property and equipment (net of
  accumulated depreciation of $310
  and $133)..........................       1,507       1,404
Intangible assets (net of accumulated
  amortization of $1,961 and
  $1,067)............................      12,044      12,767
Licenses and other assets............         196         164
                                       ----------  ----------
               Total Assets..........  $   33,501  $   32,550
                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable....................  $    1,000  $    1,000
     Current portion of long-term
      debt...........................       1,659       1,339
     Current portion of other
      long-term obligation...........          98          89
     Accounts payable................       1,265         811
     Federal income taxes payable....                      50
     Accrued expenses and other
      liabilities....................         576         407
                                       ----------  ----------
               Total current
                  liabilities........       4,598       3,696
Long-term debt, less current
  portion............................      10,036      12,383
Other long-term obligations..........         160         258
                                       ----------  ----------
               Total Liabilities.....      14,794      16,337
                                       ----------  ----------
Minority interest....................       1,764       1,419
                                       ----------  ----------
Commitments and Contingencies........
Stockholders' Equity
Common stock, $.01 par value, 7,500
  shares authorized; 539 shares
  issued; 380 shares outstanding.....
Class A common stock, $.01 par value,
  10,000,000 shares authorized;
  5,624,361 shares issued; 5,305,945
  shares outstanding.................          56          56
Preferred stock, $.01 par value,
  2,500,000 shares authorized; none
  issued.............................
Additional paid-in capital...........      67,520      67,520
Accumulated deficit..................     (45,418)    (47,567)
Less: Treasury stock, at cost,
  318,575 shares.....................      (5,215)     (5,215)
                                       ----------  ----------
               Total Stockholders'
                  Equity.............      16,943      14,794
                                       ----------  ----------
               Total Liabilities and
                  Stockholders'
                  Equity.............  $   33,501  $   32,550
                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                         TWELVE      TWELVE      THREE       TWELVE
                                         MONTHS      MONTHS      MONTHS      MONTHS
                                         ENDED       ENDED       ENDED       ENDED
                                        12/31/98    12/31/97    12/31/96    9/30/96
                                        --------    --------    --------    --------
Cash flows from operating activities:
Net income...........................   $  2,149    $  3,360    $    125    $  1,013
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
  Depreciation and amortization......      1,071         950         182         296
  Gain on disposal of discontinued
   operations........................                 (1,149)
  Minority interest in income of
   consolidated subsidiaries.........        345         356          55         129
  Changes in operating assets and
   liabilities, net of effects from
   acquisition of business
     Deferred tax asset..............       (636)       (539)
     Accounts receivable.............       (533)        724       6,731      (6,969)
     Inventories.....................       (910)      1,653       1,398      (1,566)
     Other current assets............       (278)       (338)       (268)        839
     Accounts payable and other
      accrued expenses...............        623      (1,427)       (657)        885
     Income taxes payable............        (50)         32
                                        --------    --------    --------    --------
Net cash provided (used) by operating
 activities..........................      1,781       3,622       7,566      (5,373)
                                        --------    --------    --------    --------
Cash flows from investing activities:
  Capital expenditures...............       (280)       (131)         (3)        (13)
  Purchase of assets of Possible
   Dreams and Columbia National
   Corporation (net of cash acquired
   of $764)..........................                                        (16,296)
  Purchase of assets of Pumpkin, Ltd.
   (net of cash acquired of $444)....                 (5,945)
  Payment for purchase of patent.....        (43)         (6)
  Proceeds from sale of Foster
   Insurance Managers................                    265
  Proceeds from sale of Foster
   Insurance Services, Inc...........                  1,526
  Payment for assets of Our Kids.....       (250)
                                        --------    --------    --------    --------
Net cash provided (used) by investing
 activities..........................       (573)     (4,291)         (3)    (16,309)
                                        --------    --------    --------    --------
Cash flows from financing activities:
  Net (decrease) increase in
      borrowings under line of
      credit.........................                             (7,884)      6,234
  Borrowings incurred to finance the
      acquisition of Possible Dreams
      and Columbia National
      Corporation....................                                         14,360
  Borrowing incurred to finance the
      acquisition of Pumpkin Ltd.....                  5,000
  Net decrease in term loans.........     (2,027)     (1,752)       (375)
  Repayment of additional payment
      obligations....................        (89)        (44)
  Repayment of debt to affiliate.....                   (504)
                                        --------    --------    --------    --------
Net cash provided (used) by financing
 activities..........................     (2,116)      2,700      (8,259)     20,594
                                        --------    --------    --------    --------
(Decrease) increase in cash and cash
 equivalents.........................       (908)      2,031        (696)     (1,088)
Cash and cash equivalents, beginning
  of period..........................     10,041       8,010       8,706       9,794
                                        --------    --------    --------    --------
Cash and cash equivalents, end of
 period..............................   $  9,133    $ 10,041    $  8,010    $  8,706
                                        ========    ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (IN THOUSANDS EXCEPT SHARES)

                                                                    CLASS A   ADDITIONAL
                                          NUMBER OF       COMMON    COMMON      PAID-IN     ACCUMULATED    TREASURY
                                       SHARES ISSUED*      STOCK     STOCK      CAPITAL       DEFICIT        STOCK       TOTAL
                                       ---------------   ---------  -------   -----------   ------------   ---------   ---------
Balance, September 30, 1995..........     35,033,880     $           $ 350      $62,238       $(51,052)     $ (5,215)  $   6,321
                                       ---------------   ---------  -------   -----------   ------------   ---------   ---------
     Net income for fiscal year
       1996..........................                                                            1,013                     1,013
     Dividends in arrears on
       preferred stock...............                                                             (450)                     (450)
Reverse one-for-eight stock split....    (30,654,818)                 (306)         306
     Payment for fractional shares...         (1,037)
                                       ---------------   ---------  -------   -----------   ------------   ---------   ---------
Balance, September 30, 1996..........      4,378,025                    44       62,544        (50,489)       (5,215)      6,884
                                       ---------------   ---------  -------   -----------   ------------   ---------   ---------
     Net income for the three months
       ended December 31, 1996.......                                                              125                       125
     Dividends in arrears on
       preferred stock...............                                                             (113)                     (113)
                                       ---------------   ---------  -------   -----------   ------------   ---------   ---------
Balance, December 31, 1996...........      4,378,025                    44       62,544        (50,477)       (5,215)      6,896
                                       ---------------   ---------  -------   -----------   ------------   ---------   ---------
     Net income for calendar year
       1997..........................                                                            3,360                     3,360
     Dividends in arrears on
       preferred stock...............                                                             (450)                     (450)
     Conversion of 30,000 shares of
       Class preferred stock into
       1,246,875 Class A common
       stock.........................      1,246,875                    12        4,976                                    4,988
                                       ---------------   ---------  -------   -----------   ------------   ---------   ---------
Balance, December 31, 1997...........      5,624,900                    56       67,520        (47,567)       (5,215)     14,794
                                       ---------------   ---------  -------   -----------   ------------   ---------   ---------
     Net income for calendar year
       1998..........................                                                            2,149                     2,149
                                       ---------------   ---------  -------   -----------   ------------   ---------   ---------
Balance, December 31, 1998...........      5,624,900     $           $  56      $67,520       $(45,418)     $ (5,215)  $  16,943
                                       ===============   =========  =======   ===========   ============   =========   =========

------------
* Includes both Common Stock and Class A Common Stock

  The accompanying notes are an integral part of these consolidated financial statements.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Security Capital Corporation ("Security Capital" or, when referred to together with its subsidiaries, the "Company") owns, through its 90% owned subsidiary, P.D. Holdings, Inc., 90% (77.5% effective after consideration of the outstanding warrants issued in connection with the acquisition) of the outstanding shares of Possible Dreams, Ltd. ("Possible Dreams"), a Delaware corporation. Possible Dreams acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd. and Columbia National Corporation, both Massachusetts corporations, during May 1996. Possible Dreams operates as an importer, designer, warehouser and distributor of collectible Christmas figurines and ornaments and, to a lesser extent, religious articles. Pumpkin, Ltd. ("Pumpkin") a Delaware corporation was established in June 1997 and was initially capitalized by the contribution of $1,500,000 from Pumpkin Masters Holdings, Inc. ("Holdings") and the issuance of a warrant for 100 shares of Class B nonvoting stock of Pumpkin at the warrant holder's option. Security Capital owns, through its 80% owned subsidiary Holdings, 100%, of the capital stock of Pumpkin. Pumpkin acquired the assets and assumed certain liabilities of Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc. (the "Predecessor Company") in June 1997 for a total purchase price of $7,717,493. Pumpkin is engaged in the business of manufacturing and distributing pumpkin and watermelon carving kits (comprised primarily of tools and patterns) and related accessories. On June 12, 1998, Pumpkin acquired the business and related assets, patents and trademarks of Our Kids for $250,000, of which $121,891 was allocated to inventory and the remainder to intangibles. Our Kids is engaged in the business of selling kits primarily consisting of sidewalk chalk. The Company does not consider this acquisition to be material.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

  ACQUISITION OF POSSIBLE DREAMS, LTD.

     The Company acquired the assets and assumed certain liabilities of Possible Dreams, Ltd., a Massachusetts corporation, and Columbia National Corp., a Massachusetts corporation, in May 1996, for a total initial purchase price of $17,360,000. To finance the transaction, the Company used $3,000,000 of equity contributed by P.D. Holdings, Inc. ($300,000 of which was provided by minority owners of P.D. Holdings, Inc.), borrowed $9,250,000 under term loan agreements, borrowed $2,650,000 under a line-of-credit agreement and issued $2,460,000 in subordinated debt. The subordinated debt included a note payable for $500,000 which was contingent on Possible Dreams' obtaining a certain level of cash flow from May 1, 1996 to December 31, 1996. Possible Dreams did not achieve the required cash flow and the subordinated debt was reduced during 1997 by $500,000 to $1,960,000 and goodwill was reduced in the same amount. The acquisition, after subordinated debt reduction of $500,000, was accounted for under the purchase method of accounting and can be summarized as follows:

Source of acquisition funds:
     Cash............................  $    2,700,000
     Debt issued (Note 5)............      13,860,000
     Minority interests investment...         300,000
                                       --------------
                                       $   16,860,000
                                       ==============
Allocation of purchase price:
     Goodwill and other intangible
       assets........................  $    8,837,175
     Inventories.....................       3,443,796
     Accounts receivable.............       2,824,506
     Property and equipment..........       1,100,000
     Other assets....................         113,605
     Working capital.................         540,918
                                       --------------
                                       $   16,860,000
                                       ==============

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The consolidated financial statements of the Company include the operations of Possible Dreams since May 1, 1996.

  ACQUISITION OF PUMPKIN, LTD.

     The Company acquired the assets and assumed certain liabilities of Pumpkin, Ltd. in June 1997 for a total purchase price of $7,717,493. The Company used a $1,500,000 equity contribution and borrowed $5,000,000 under term loan agreements to finance the acquisition. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated as follows:

Source of acquisition funds:
     Cash............................  $    444,007
     Debt issued.....................     5,000,000
     Future minimum additional
       payments......................       391,014
     Liabilities assumed.............     1,646,342
     Transaction costs...............       236,130
                                       ------------
                                       $  7,717,493
                                       ============

Allocation of purchase price:
     Goodwill........................  $  3,758,659
     Inventories.....................     2,348,295
     Patents.........................       900,867
     Accounts receivable.............       406,529
     Property and equipment..........       289,506
     Other assets....................        13,637
                                       ------------
                                       $  7,717,493
                                       ============

     In addition to the cash purchase price paid at the closing, the purchase agreement provides for additional payments (the "Earnout Amount") to the Predecessor Company which are contingent upon future earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined. The Predecessor Company will be entitled to an Earnout Amount of $2,000,000 payable in 2002 should average annual EBITDA from the four year period January 1, 1997 through December 31, 2000 exceed $2,000,000. The Earnout Amount will be reduced proportionately if annual EBITDA is less than $2,000,000 but greater than $1,500,000. If average annual EBITDA is less than $1,500,000, the Earnout Amount will be zero.

     The purchase agreement also provides for additional payments ("Additional Payments") to the Predecessor Company which are also contingent upon future EBITDA. At a minimum, Pumpkin will be required to make Additional Payments totaling $120,000 annually through the year 2001. The present value of the minimum Additional Payments based upon an imputed interest rate of 10% has been recorded as a liability in the accompanying balance sheet. The annual Additional Payment will increase to $160,000 in any year in which EBITDA is greater than $2,400,000.

     In connection with the transaction, Pumpkin granted an option to purchase 36 shares of its Class A Common Stock to a key employee at an exercise price of $1,754 per share. The option has a term of ten years and is immediately exercisable.

     The Company's consolidated financial statements include the operations of Pumpkin for the period ended December 31, 1998 and the period from June 27, 1997 (date of inception) through December 31, 1997.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  DISCONTINUED OPERATIONS OF FOSTER INSURANCE SERVICES, INC. AND FOSTER INSURANCE MANAGERS INC.

     On July 17, 1997, the Company sold its beneficial interest in Foster Insurance Services, Inc. ("FIS"), a Texas corporation, to Bowen, Miclette, Descant and Britt Inc. for consideration of $1,525,845 and recognized a gain of approximately $1,149,000, net of tax. The results of FIS have been classified as a discontinued operation in the accompanying financial statements. Income (loss) from discontinued operations for calendar year 1997, the three month transitional period ended December 31, 1996 and fiscal year 1996 were $66,000, ($108,000), and $236,000, net of tax, respectively. In an unrelated transaction, in December 1997 the Company sold Foster Insurance Managers Inc. ("FIM" ) for $265,000 in cash to Tri-Star Insurance Services, Ltd., a Kentucky corporation. The Company recognized no gain as part of this transaction. The Company no longer has any interest in the insurance brokerage business as a result of these two transactions.

  CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Security Capital, all of its subsidiaries and its affiliate FIS prior to its disposition effective June 30, 1997 and FIM prior to its disposition effective December 30, 1997. All significant intercompany balances have been eliminated in consolidation.

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

  CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Interest paid during calendar years 1998 and 1997, the three month transitional period ended December 31, 1996 and fiscal year 1996 was $2,385,000, $2,153,000, $507,000 and $731,000, respectively. Federal income taxes of $55,000, $72,500, $30,000 and $0 were paid during calendar year 1998, 1997, the three month transitional period ended December 31, 1996 and fiscal year 1996, respectively.

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

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Fixed assets are comprised of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Land and improvements................  $     370  $     370
Buildings and improvements...........        828        738
Machinery and equipment..............        405        251
Data processing equipment............        110         83
Furniture and fixtures...............        104         95
                                       ---------  ---------
Total cost...........................  $   1,817  $   1,537
                                       ---------  ---------
Less accumulated depreciation........        310        133
                                       ---------  ---------
Net book value.......................  $   1,507  $   1,404
                                       =========  =========

  INTANGIBLE ASSETS

     Intangible assets consist of the cost in excess of the fair value of net assets acquired in the Pumpkin and Possible Dreams acquisitions (goodwill), patents and deferred financing costs. Goodwill is being amortized on a straight-line basis over 20 years and deferred financing costs are being amortized over the term of the related debt. Patents are being amortized on a straight-line basis over their remaining lives of nine to twelve years. Intangible assets as of December 31, 1998 and 1997, net of accumulated amortization of $1,961,087 and $1,067,264, respectively, consist of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Goodwill.............................  $  10,762  $  11,257
Patents..............................        483        666
Deferred financing costs.............        799        844
                                       ---------  ---------
Total................................  $  12,044  $  12,767
                                       =========  =========

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

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is determined based on future net cash flows from the use and ultimate disposition of the asset. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. As of December 31, 1998, the Company has not recognized any impairment losses.

  EARNINGS PER SHARE

     Earnings per common share amounts are based on the weighted average number of Common and Class A Common Shares outstanding and the dilutive effect, if any, of outstanding stock options. The sum

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of Common and Class A Common Stock is used because the two classes are identical except for certain transfer restrictions. Earnings per common share assuming full dilution are based on the actual shares outstanding and the dilutive effect, if any, of outstanding stock options. The assumed conversion of these options was anti-dilutive and had no impact for all periods presented.

     The weighted average number of shares outstanding used in the computations of basic and fully diluted earnings per share was 5,306,325, 4,382,157, 4,060,166 and 4,060,166 for calendar years 1998, 1997, the three month transitional period ended December 31, 1996 and fiscal year 1996, respectively. All references to amounts per share and number of shares in the financial statements and elsewhere throughout this report are restated to give effect to the one-for-eight reverse stock split effected in March 1996.

  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, whereby deferred taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting (see Note 4).

  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Since the Company has not entered into transactions involving derivative instruments, the Company does not believe that the adoption of this new statement will have a material effect on the Company's financial statements. In the second quarter of 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This Statement provides guidance on financial reporting of start-up costs and organizational costs. This Statement of Position is effective for financial statements for fiscal years after December 15, 1998. This Statement of Position requires start-up costs to be expensed as incurred. The Company does not believe that the adoption of this statement will have a material impact on the Company's financial statements.

3.  STOCK OPTION PLAN

     Security Capital's 1982 Incentive Stock Option Plan (the "Plan"), as amended on December 10, 1990, provided for the granting of options to purchase up to 950,000 shares of Class A Common Stock to eligible employees of the Company at the fair market value on the date of the grant. Options were to be exercised in installments over the option period, but no options could be exercised after 10 years from the date of the grant. The Plan terminated on January 25, 1992.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Changes in outstanding shares under option during calendar years 1998 and 1997, the three months ended December 31, 1996 and the fiscal year ended September 30, 1996 and the balance outstanding and available for future grant at December 31, 1998 are summarized as follows:

                                        NUMBER OF    OPTION PRICE
                                         SHARES*        RANGE*
                                        ---------    ------------
Outstanding at September 30, 1995....      4,012        $ 5.00
Granted..............................
Exercised............................
Canceled.............................
                                        ---------    ------------
Outstanding at September 30, 1996....      4,012        $ 5.00
Granted..............................
Exercised............................
Canceled.............................
                                        ---------    ------------
Outstanding at December 31,1996......      4,012        $ 5.00
Granted..............................
Exercised............................
Canceled.............................     (4,012)
                                        ---------    ------------
Outstanding at December 31, 1997.....        -0-        $ 0.00
Exercisable:
     At December 31, 1998............        -0-
                                        ---------    ------------
Available for future grant...........        -0-
                                        ---------    ------------
The remaining outstanding stock options have expired due to
  reaching the final exercise date.
------------
* Restated for one-for-eight reverse stock split.

4.  FEDERAL INCOME TAXES

     Security Capital files a consolidated Federal income tax return with its subsidiaries using a September 30 fiscal year reporting basis.

     At December 31, 1998, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $29.7 million, the expiration dates of which are as follows:

                                            AMOUNT
                                        --------------
                                        (IN THOUSANDS)
December 31,
     2002............................      $  1,700
     2003............................         1,800
     2004............................        22,600
     2005............................         2,400
     2006............................           400
     2007............................           200
     2008............................           600
                                        --------------
                                           $ 29,700
                                        --------------

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company computes deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     The tax effects of the items comprising the Company's net deferred tax asset at December 31, 1998 and 1997 in the Company's statement of financial position are as follows:

                                           DECEMBER 31,
                                       ---------------------
                                         1998        1997
                                       ---------  ----------
                                          (IN THOUSANDS)
Deferred tax assets (credits):
     Allowance for doubtful accounts
       and inventory differences.....  $     284  $      189
     Operating loss carry-forwards...     10,095      10,744
     Alternative minimum tax
       carryover.....................        141         100
     Accelerated depreciation and
       other.........................        (11)        (11)
                                       ---------  ----------
                                          10,509      11,022
          Valuation allowance........     (9,334)    (10,483)
                                       ---------  ----------
Net deferred tax asset...............  $   1,175  $      539
                                       =========  ==========

     A reconciliation of the provision for income taxes to income taxes based on the 34% statutory rate for the twelve month period ended December 31, 1998 and 1997 and the twelve month period ended September 30, 1996 are as follows:

                                           DECEMBER 31,
                                       --------------------     SEPTEMBER 30,
                                         1998       1997            1996
                                       ---------  ---------     -------------
                                                   (IN THOUSANDS)
Federal income taxes based on 34% of
  pre-tax income.....................  $     581  $   1,118         $ 344
Utilization of Federal net operating
  loss carry-forwards................       (649)      (944)         (352)
State income taxes, net of Federal
  benefit............................         88        198            58
Recognition of deferred tax asset for
  Federal net operating loss
  carry-forwards.....................       (500)      (500)
Other................................         45          1             8
                                       ---------  ---------     -------------
Provision (benefit) for income
  taxes..............................  $    (435) $    (127)        $  58
                                       =========  =========     =============

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  DEBT

     Long-term debt consists of the following at December 31, 1998 and 1997:

                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Possible Dreams Tranche A Term Loan,
  payable in twenty quarterly
  installments through July 1, 2001.
  The loan bears interest at the
  commercial paper rate plus 4%
  (8.920% at December 31, 1998).
  Interest is payable monthly........    $ 3,363   $ 4,175
Possible Dreams Tranche B Term Loan,
  payable in seven annual
  installments through April 1, 2003.
  The loan bears interest at the
  commercial paper rate plus 6%
  (10.92% at December 31, 1998).
  Interest is payable monthly........      3,500     3,500
Possible Dreams Subordinated
  promissory notes payable to the
  former owners of Possible Dreams,
  interest rates ranging from
  10 - 14% (10% at December 31, 1998)
  per annum. The principal payments
  are due in one installment on May
  31, 2003. Interest is payable in
  semi-annual installments on May 1
  and November 1.....................      1,960     1,960
Pumpkin Tranche A Term Loan, payable
  in 16 quarterly installments
  ranging from $150,000 to $225,000
  through December 31, 2001; The loan
  bears interest at the commercial
  paper rate plus 4.5% (9.42% at
  December 31, 1998). Interest is
  payable monthly....................      1,117     2,448
Pumpkin Tranche B Term Loan, payable
  in eight quarterly installments
  commencing upon repayment of the
  Tranche A Term Loan but no later
  than October 1, 2001. The loan
  bears interest at the commercial
  paper rate plus 6.5% (approximately
  11.42% at December 31, 1998).
  Interest is payable monthly........      2,000      2,000
                                       ---------  ---------
                                       $  11,940  $  14,083
Less amounts representing debt              (245)
  discount...........................                  (361)
Less current portion.................     (1,659)    (1,339)
                                       ---------  ---------
Total long term debt.................  $  10,036  $  12,383
                                       =========  =========

     The scheduled repayments of the loans are as follows:

            December 31,                    AMOUNT
         ------------------             --------------
                                        (IN THOUSANDS)
     1999............................      $  1,659
     2000............................         1,776
     2001............................         1,920
     2002............................         2,850
     2003............................         3,735
                                        --------------
Total scheduled payments.............      $ 11,940
                                        ==============

     In connection with the Possible Dreams Tranche A and Tranche B loans, Possible Dreams issued warrants to purchase 250 shares (12.5%) of Possible Dreams' Class B Common Stock. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Possible Dreams. The warrants were valued at approximately $428,571 and recorded as an original issue discount. The discount will be amortized over the life of the debt using the effective interest method. The Tranche A and B loans contain financial and prepayment of principal covenants. If Possible Dreams' cash flows meet certain thresholds, as defined in the loan agreements, payments due under the Tranche A and B loans will become accelerated. Possible Dreams' subordinated promissory note contained provisions under which the notes would be reduced by $500,000 if certain levels of cash flows were not met by Possible Dreams. Since

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

these levels were not met, the subordinated notes and goodwill recorded at the acquisition were reduced in 1997 by $500,000.

     In connection with the Pumpkin Tranche A and Tranche B loans, Pumpkin issued a warrant to purchase 100 shares of Pumpkin's Class B common stock. The Class B Common Stock is non-voting and convertible at any time into voting, Class A Common Stock of Pumpkin The warrants were valued at $150,000 and recorded as an original issue discount. The discount will be amortized over the term of the debt of five to six years using the effective interest method.

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

     Possible Dreams maintains a $10,000,000 revolving line of credit that expires on May 17, 2003. Pumpkin maintains a $3,500,000 revolving line of credit which is limited to the borrowing base, as defined, and expires on the earlier of the date upon which the Pumpkin Tranche A and Tranche B loans have been paid in full or July 1, 2003. Possible Dreams had $1,000,000 drawn on its revolving line of credit at December 31, 1998 and 1997, while Pumpkin had nothing outstanding at December 31, 1998. Pumpkin's revolving line of credit bears interest at the commercial paper rate plus 4.25% (9.17% at December 31, 1998), while Possible Dreams' revolving line of credit bears interest at the commercial paper rate plus 4% (8.920% at December 31, 1998). Interest on both the revolving lines of credit is payable monthly.

     Possible Dreams' and Pumpkin's credit agreement contains restrictive covenants prohibiting or limiting certain actions of Possible Dreams and Pumpkin, including payment of capital expenditures, investments and incurrences of debt, that provides certain affirmative covenants of both companies, including the maintenance of specified levels of profitability and tangible net worth, as defined. At December 31, 1998, Possible Dreams was not in compliance with the restrictive covenants related to lease payments, total debt coverage ratio, and minimum EBITDA. The lender for Possible Dreams agreed to a waiver of these requirements for calendar year 1998 and amended the credit agreement effective March 18, 1999 for the above covenants for calendar year 1999 as requested by Possible Dreams. At December 31, 1998, Pumpkin was not in compliance with the restrictive covenant related to capital expenditures. The lender agreed to waive this covenant with respect to the 1998 measuring period.

     Both Possible Dreams and Pumpkin's lines of credit and term loans are secured by substantially all their assets as well as by a pledge to the lender of their common stock.

6.  REDEEMABLE PREFERRED STOCK

     FGS (see note 7) and its designees had purchased 30,000 shares of Class A Preferred Stock from the Company for $3,000,000 on July 30, 1993. This non-voting preferred stock was subject to mandatory redemption on the following date or dates: (1) eight years from the date of issuance of the first shares of such stock; (2) the occurrence of a change of control in the majority of the Board of Directors; or (3) each date, if any, on which an adjustment to the purchase price of the stock shall be required. The stock had a purchase price and redemption price equal to the liquidation value, which was $100 per share. In addition, the Class A Preferred Stock bore a dividend of 15% per annum payable in cash. Until redemption or the liquidation of the Company, dividends on Preferred Stock were payable only out of cumulative net income since January 1, 1990

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 1997, FGS and its designees converted their 30,000 shares of Class A Preferred Stock and $1,987,500 of accrued dividends into 1,246,875 shares of Class A Common Stock at a valuation of $4 per share.

7.  STOCKHOLDERS' EQUITY

     On January 26, 1990, Security Capital executed a Stock Purchase Agreement with FGS, Inc., a Delaware corporation ("FGS"). Pursuant to the Stock Purchase Agreement, FGS and its designees had acquired for an aggregate consideration to date of $4,416,613 (subject to adjustments as noted below) 4,483,975 shares (without adjusting for the reverse stock split) of Class A Common Stock, 1025 shares (without adjusting for the reverse stock split) of Common Stock and 30,000 shares of Class A Preferred Stock. The original purchase price per share for such Common Equity purchased by FGS and its designees was $0.3822816 per share. This per share price was the unconsolidated net book value of the Company's Common Stock as of September 30, 1989 which were subject to various adjustments pursuant to the Stock Purchase Agreement. The adjustments to the Per Share Price under the Stock Purchase Agreement which have been made since the purchase of capital stock by FGS, reflected the difference between estimated amounts and actual amounts (a) received in connection with (i) the liquidation of the Company's investment in Security Capital Lloyds ("SCL"), (ii) the sale of certain assets of the Company and (iii) the termination of the Company's pension plan and (b) expended in connection with termination of the lease of the Company's New York office. Such adjustments shall be made no less frequently than every six months with the final adjustment no later than the date of termination of the sublease of the Company's former New York office in January 1995. In addition, the Per Share Price is subject to adjustment (i) to reflect liabilities of the Company, if any, existing prior to January 26, 1990 not included in the calculation of the Per Share Price or (ii) in satisfaction of Security Capital's obligation to indemnify FGS for losses resulting from or relating to (x) any misrepresentation, breach of warranty or breach of covenant in the Stock Purchase Agreement or (y) operations of the Company prior to January 26, 1990. As of the date of this report, the only known remaining adjustments to the per share price under the Stock Purchase Agreement relate to possible amounts due to the City and State of New York. During fiscal year 1996, the Company paid $166,000 to FGS and its designees for prior year adjustments.

     In March 1996, the Company effected a one-for-eight reverse split of the Company's Common Stock and Class A Common Stock. The reverse split had the effect of decreasing the number of issued shares from 35,033,880 to approximately 4,378,025. The par value of the reduced shares in connection with the reverse split was charged to Common Stock and Class A Common Stock and a like amount credited to paid-in-capital. Accordingly, all share and per share data in the financial statements and footnotes have been restated to reflect the reverse stock split.

8.  RELATED PARTY TRANSACTIONS

     On April 27, 1990, Security Capital entered into an Advisory Services Agreement effective as of January 26, 1990 (the "Advisory Agreement") with Capital Partners, Inc. ("CP, Inc."), an affiliate of the Company, pursuant to which such entity provides certain advisory services in the areas of investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy in lieu of the services previously provided by certain of the Company's officers and other support personnel from the Company's former New York office. The annual fee for such services pursuant to the Advisory Agreement was $150,000 (due in quarterly installments in advance) plus certain out-of-pocket costs (which do not include rent and utilities of CP, Inc. and compensation of CP, Inc. employees). In connection with the acquisition of Possible Dreams, the Company entered into an amendment to the Advisory Agreement with CP, Inc. to provide management advisory services to Possible Dreams for an increase in the annual fee of $175,000 to $325,000. In connection with the acquisition of Pumpkin, the Company entered into another amendment to the Advisory Agreement with CP, Inc. to

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

provide management advisory services to Pumpkin. The fee to CP, Inc. will be payable quarterly and will be the greater of $100,000 annually or 5% of the Pumpkin's annual EBITDA, as defined in the purchase agreement. During the calendar year ended December 31, 1998 and the period from June 27, 1997 (date of inception) through December 31, 1997 Pumpkin paid $175,000 for such advisory fees. Such fees are subject to appropriate adjustment should the scope of operations of the Company change, whether from an acquisition or otherwise. Pursuant to the Advisory Agreement, no compensation is paid to the current Chairman of the Board, President and Secretary and Assistant Secretary in their respective capacities as such.

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

     The Predecessor Company received stock of Pumpkin Holdings constituting 20% of the outstanding Common Stock of Holdings. The Seller of Pumpkin is also entitled to receive a payment of up to $2,000,000 (the "Earnout Amount") if Pumpkin's average earnings before income taxes, depreciation and amortization ("EBITDA"), as defined in the asset purchase agreement, is in excess of $1,500,000 during the four fiscal years following the closing. If earned, the amount is first payable in June of 2002, with the possibility of being deferred until June 2004. In addition, the Seller of Pumpkin will receive a payment of at least $120,000 and up to $160,000 each fiscal year, payable quarterly, until the Earnout Amount is either not to be earned or, if determined to be earned, paid. The Earnout Amount is fully subordinate to debt under such credit agreement and any loans by the Company to Pumpkin. The purchase agreement also provides for certain restrictions on transfers of shares of Pumpkin Holdings owned by the Company and the Seller of

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Pumpkin Masters, together with certain preemptive rights, rights of first refusal, puts and calls and "tag along" rights.

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

     Pursuant to the Buy-Sell Agreement, FIM had received an option to purchase 50% of the stock of FIS at any time for $1,000. In addition, Britt received the option, any time after the later of (i) September 30, 1994 and (ii) the payment to FIM of $1,000,000 pursuant to the Agency Agreement, to purchase any shares of FIS then owned by FIM and to terminate the Agency Agreement for a purchase price equal to 50% of the then fair market value of FIS (which fair market value shall in any event not be less than $3,000,000) plus an amount equal to $1,000,000 less the amounts previously paid to FIM pursuant to the Agency Agreement. The Buy-Sell Agreement also required FIM to purchase Britt's shares of FIS for $500,000 in the event that the Agency Agreement was terminated due to the death or disability of Britt and required Britt to make certain payments to FIM in the event that the Agency Agreement is terminated for any other reason.

     Mr. Larry M. Karren ("Karren"), the Vice President and Treasurer of Security Capital, the Controller of FIS and the Vice President and Chief Financial Officer of FIM, had entered into an agreement (the "Participation Agreement") with Britt, FIS and FIM whereby Karren was entitled to receive from FIS, after payment in full of the FIM Fee (as defined in the Buy-Sell Agreement), a bonus payment equal to 10% of the net pre-tax income of FIS until the occurrence of either (i) the exercise by Britt of the Put Option under the Buy-Sell Agreement or (ii) the sale of a majority of the stock or assets of FIS to a party other than Karren, FIS or FIM. In the case of (i), Karren was entitled to purchase for nominal consideration approximately 10% of the stock of, or an interest in, FIS. In the case of (ii), Karren was entitled to receive a portion of the net proceeds of any such sale described in (ii) otherwise distributable to Britt.

     In connection with the sale of the Company's proprietary interest in FIS, the Agency Agreement, the Buy-Sell Agreement and the Participation Agreement discussed above were canceled.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  QUARTERLY INFORMATION (UNAUDITED)

     The following is a summary of operations by quarter (dollar amounts in thousands, except per share amounts):

                                      1ST         2ND         3RD         4TH
                                    QUARTER     QUARTER     QUARTER     QUARTER
                                    -------     -------     -------     -------
CALENDAR YEAR 1998:
Net product sales.................. $ 3,123     $ 5,870     $17,193     $ 3,832
Net (loss) income..................    (888)        (46)      3,259        (176)
(Loss) earnings per common share...   (0.17)      (0.01)       0.61       (0.02)
Dividends per share of common
  stock............................

CALENDAR YEAR 1997:
Net product sales.................. $ 2,542     $ 3,490     $14,863     $ 4,828
Net (loss) income..................    (240)          1       3,517          82
(Loss) earnings per common share...   (0.09)      (0.03)       0.80       (0.02)
Dividends per share of common
  stock............................

10.  COMMITMENTS AND CONTINGENCIES

  COMMITMENTS

     Possible Dreams maintains certain agreements with giftware designers which require payment of royalties based upon a percentage of net sales of certain products and other formulas as stated in the agreements. The royalty expense under these agreements amounted to $324,567 and $237,961 for the calendar years ended December 31, 1998 and 1997. Possible Dreams rents a show room in New York under a five year lease agreement, which expires in 2002. Annual rent expense is $78,600 through the year 2001 and $72,050 in the year 2002. Pumpkin leases its office building and certain equipment from the minority shareholders of Pumpkin Holdings under operating lease agreements. Annual rent expense is $44,669 thru the year 2001 and $22,334 in year 2002. Future minimum rental payments under the office space operating leases for the years ending December 31 are as follows:

                                        MINIMUM RENTAL PAYMENTS
                                        -----------------------
                                            (IN THOUSANDS)
Year
1999.................................            $ 123
2000.................................              123
2001.................................              123
2002.................................               94
                                                ------
Total minimum office operating lease
  payments...........................            $ 463
                                                ======

     During 1998, Possible Dreams purchased approximately 53%, 15%, and 5% of its supplies from, respectively, Folkraft, Seagull Decor Co. and Novelty Trading. The loss of any of these suppliers could have an adverse effect on Possible Dreams' results of operations and financial condition. During 1998, Possible Dreams obtained an additional vendor to produce the product supplied by Folkraft, which should reduce Possible Dreams' dependence on Folkraft as a supplier.

  CONTINGENCIES

     On May 4, 1992, the Company received a notice from the State of New York that the Company owed $244,116 in additional withholding taxes, interest and penalties for calendar year 1984. The Company has submitted information to the State of New York and during the latter part of 1998, the Company received a new notice from the State of New York seeking payment of $417,252 in taxes, interest and penalties. At this

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

time, although the Company is unable to determine the amount, if any, which may eventually be owed to the State of New York, the Company believes its previously filed returns are correct and that no additional amounts are owed to the State of New York.

     On November 6, 1997, Pumpkin filed, in the United States Court for the District of Columbia, an action alleging patent, trademark and copyright infringement by a competitor entitled, Pumpkin, Ltd. d/b/a/ Pumpkin Masters, Inc. v. The Seed Corp., Inc. d/b/a Concept Marketing (Civil Action No. 97WY2387CB). Pumpkin had sought a permanent injunction against Concept Marketing and monetary and treble damages. This matter was settled in 1998 with the parties agreeing to a cross-license of certain products.

     The Company is a party to several legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses to these actions, and they should have no material adverse effect on the operations or financial condition of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to the directors and executive officers of the Company.

                                         DIRECTOR               PRINCIPAL OCCUPATIONS DURING THE LAST
             NAME                AGE      SINCE                    FIVE YEARS; OTHER DIRECTORSHIPS
------------------------------   ---     --------   --------------------------------------------------------------
William T. Bozarth............   58         1988    Deputy Controller of Citigroup, Inc. since October 1998; Vice
                                                    President and Controller of Travelers Group Inc., a
                                                    diversified financial services company, from November 1991 until October 1998; Senior Vice President and Chief Financial
                                                    Officer of Gulf Insurance Group, a property and casualty
                                                    insurance company, since September 1990; Executive Vice
                                                    President of the Company from March 1989 until January 1990;
                                                    Senior Vice President of the Company from August 1984 until
                                                    March 1989; a former director or officer of various present and former subsidiaries or affiliates of the Company; and, previously, a Partner of Arthur Andersen & Co., New York, New
                                                    York, public accountants.

Brian D. Fitzgerald...........   54         1990    Chairman of the Board of the Company since January 1990;
                                                    President, Treasurer and a director of FGS, Inc., a Delaware corporation ("FGS"), since March 1989; and a partner,
                                                    general partner, stockholder, officer and/or director of
                                                    various Capital Partners entities for more than five years.
                                                    Mr. Fitzgerald was a director of Bryant Universal Roofing,
                                                    Inc. ("Bryant"), a privately-held Delaware corporation that on May 17, 1996 filed a petition for bankruptcy under Chapter
                                                    11 of the U.S. Bankruptcy Code in the United States Bankruptcy
                                                    Court for the District of Arizona.

A. George Gebauer.............   66         1990    President of the Company since January 1990 and Secretary of
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

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                         DIRECTOR               PRINCIPAL OCCUPATIONS DURING THE LAST
             NAME                AGE      SINCE                    FIVE YEARS; OTHER DIRECTORSHIPS
------------------------------   ---     --------   --------------------------------------------------------------
Thomas J. Gochberg............   60         1979    President of TJG Holdings, Inc., a New York corporation which is the general partner of various real estate investment
                                                    entities, since July 1991; President and Chief Executive
                                                    Officer of the Company from its inception in November 1979 until January 1990; a former director or officer of various present and former subsidiaries or affiliates of the Company;
                                                    and a director of Smith Barney, Inc., New York, New York, an investment banking holding company, from February 1979 until
                                                    March 1984.

Larry M. Karren...............   44                 Vice President of the Company since February 1990; Vice
                                                    President and Secretary of Security Capital Insurance Group,
                                                    Inc. ("SCIGI") for more than five years; current or former officer of various present or former subsidiaries or
                                                    affiliates of SCIGI.

     Each director holds office until the next annual meeting of stockholders and until his successor shall have been duly elected and qualified. Officers serve at the pleasure of the Board of Directors. The Board of Directors has an Audit Committee. The Audit Committee, which is presently composed of Messrs. Gebauer, Gochberg and Bozarth, selects the independent auditors, consults with such auditors and management with regard to the adequacy of the Company's internal accounting controls, considers any non-audit functions to be performed by the independent auditors and carries out such activities related to the financial statements of the Company as the Board of Directors shall from time to time request.

ITEM 11.  EXECUTIVE COMPENSATION.

     1. SUMMARY COMPENSATION TABLE The following Summary Compensation Table sets forth certain information about the cash and non-cash compensation earned by or awarded to the chief executive officer of the Company, A. George Gebauer, President and Secretary of the Company, and to Brian D. Fitzgerald, the Chairman of the Board of the Company, for services rendered to the Company during the fiscal years ended December 31, 1998, December 31, 1997 and September 30, 1996 and for the three month period from October 1 through December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION
                                       ---------------------------------------------------------------
                                                                                           ALL OTHER
     NAME AND PRINCIPAL POSITION               PERIOD              SALARY      BONUS      COMPENSATION
-------------------------------------  -----------------------     ------      -----      ------------
A. George Gebauer....................  Fiscal Year 1998               (1)        (1)            (1)
President and Secretary                Fiscal Year 1997               (1)        (1)            (1)
                                       Fiscal Year 1996               (1)        (1)            (1)
                                       Three-Month Period
                                       from 10/1-12/31/96             (1)        (1)            (1)
Brian D. Fitzgerald..................  Fiscal Year 1998               (1)        (1)            (1)
Chairman of the Board                  Fiscal Year 1997               (1)        (1)            (1)
                                       Fiscal Year 1996               (1)        (1)            (1)
                                       Three-Month Period
                                       from 10/1-12/31/96             (1)        (1)            (1)

------------
(1) Messrs. Fitzgerald and Gebauer receive no compensation for their services as officers of the Company. CP Inc., a corporation controlled by Mr. Fitzgerald and for which Mr. Gebauer serves as an officer, is paid a management fee pursuant to the Advisory Agreement between the Company and CP Inc. Pursuant to the Advisory Agreement, CP Inc. provides certain advisory services to the Company in the areas of investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. The annual fee for such services pursuant to the

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

    Advisory Agreement is $325,000 (due in quarterly installments in advance) plus certain out-of-pocket costs (which do not include rent and utilities of CP Inc. and compensation of CP Inc. employees), subject to adjustment, as described below). Such fee is subject to appropriate adjustment should the scope of operations of the Company change, whether from an acquisition or otherwise. For example, when the Company acquired the assets of Possible Dreams, Ltd. and Columbia National Corporation, the Advisory Agreement was amended to increase the annual fee from $150,000 to $325,000. In addition, upon the acquisition of the assets of Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc. it was amended to increase the fee by an amount equal to the greater of $100,000 and 5% of the annual EBITDA of Pumpkin (calculated as provided in the Asset Purchase Agreement, dated as of June 27, 1997, effecting such purchase). During the period from October 1, 1996 through December 31, 1996, CP Inc. was paid a fee of $81,300. During fiscal 1997, CP Inc. was paid a fee of $375,000. In addition, for additional services rendered in connection with the Company's acquisition of Pumpkin, CP Inc. was paid an investment banking fee of $120,000. CP Inc. was also reimbursed for approximately $6,700 of legal and other expenses incurred by it on behalf of the Company in connection with a prospective acquisition that failed to close in 1997. During fiscal 1998, CP Inc. was paid a fee of $425,000. See "Item 13. Certain Relationships and Related Transactions."

     2. OPTION/SAR GRANTS IN LAST FISCAL YEAR. No Options or SARs were granted to any executive officer of the Company during the period from January 1, 1998 through December 31, 1998.

     3. AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR. No Options or SARs were exercised by any executive officer of the Company during the period from January 1, 1998 through December 31, 1998.

     4. LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS IN LAST FISCAL YEAR No LTIP Awards were made to any executive officer of the Company during period from January 1, 1998 through December 31, 1998.

     5. COMPENSATION OF DIRECTORS. William T. Bozarth and Thomas J. Gochberg, who are not employees or officers of the Company, receive an annual fee of $5,000 plus reasonable expenses in connection with attendance at meetings of the Board of Directors or any committee thereof, but do not receive any separate fee for attendance at meetings. Messrs. Fitzgerald and Gebauer do not receive any annual fee, or any fees for attendance at meetings.

     6. COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Company does not have a Compensation Committee. Messrs. Gebauer and Fitzgerald, directors and executive officers of the Company who receive no salary or bonus, participate in any deliberations of the Board of Directors concerning executive officer compensation.

           REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     Larry M. Karren, Vice President and Treasurer of the Company, is the only executive officer who receives any compensation from the Company for service as an officer of the Company. When the Company sold its interest in Foster Insurance Company in 1997, the Company and Mr. Karren agreed that, as a result of his reduction in his duties resulting from the sale, he would be paid a salary of $3,200 per month and would not be eligible for an annual bonus. Other than with respect to Mr. Karren, the Board of Directors has not formulated any specific policies with respect to compensation of its executive officers.

                                          THE BOARD OF DIRECTORS

                                          William T. Bozarth

                                          Brian D. Fitzgerald

                                          A. George Gebauer

                                          Thomas J. Gochberg

                               PERFORMANCE GRAPH

     The performance graph below shows a comparison of the cumulative total return, on a dividend reinvestment basis, measured at each fiscal year end and calendar year end for the last five years assuming $100 invested on September 30, 1994 in the Class A Common Stock, the Company's selected peer group and the Nasdaq Market Index. The selected peer group consists of Department 56 Inc., Enesco Group Inc. and Russ Berrie & Co. Inc. These companies are seasonal products companies and are considered by the Company's management to be competitors of the Company. The returns of each peer group company have been weighted according to its stock market capitalization for purposes of arriving at a peer group average.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                         AMONG SECURITY CAPITAL CORP.,
                    NASDAQ MARKET INDEX AND PEER GROUP INDEX

                 [LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                                                                         FISCAL YEAR ENDING
                                  --------------------------------------------------------------------------------------------------
COMPANY/INDEX/MARKET              9/30/1994   12/30/1994   9/29/1995   12/29/1995   9/30/1996   12/31/1996   12/31/1997   12/31/1998
--------------------              ---------   ----------   ---------   ----------   ---------   ----------   ----------   ----------
SECURITY CAPITAL CORP              100.00      100.00       133.33       100.00      225.00       282.33      200.00        275.00
Customer Selected Stock List       100.00       98.08       110.31        94.18       83.68        83.56      100.38        106.50
NASDAQ Market Index                100.00       97.99       122.97       121.98      140.85       147.48      180.40        254.43

                    ASSUMES $100 INVESTED ON SEPT. 20, 1994
                          ASSUMES DIVIDENDS REINVESTED

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table and the notes thereto set forth information, as of March 23, 1999, with respect to the beneficial ownership of shares of each class of equity securities of the Company by the only persons known to the Company to have beneficial ownership of more than 5% of such class, by each director of the Company, by each executive officer of the Company and by the directors and executive officers of the Company as a group. Except as otherwise indicated, each person is believed to exercise sole voting and dispositive power over the shares reported.

                                                         AMOUNT OF BENEFICIAL OWNERSHIP
                                                              AS OF MARCH 23, 1999
                                        -----------------------------------------------------------------
                                                                                               PERCENTAGE
                                                                   CLASS A                         OF
          NAME AND ADDRESS              COMMON     PERCENTAGE      COMMON       PERCENTAGE       COMMON
         OF BENEFICIAL OWNER            STOCK       OF CLASS        STOCK        OF CLASS        EQUITY
-------------------------------------   ------     ----------     ---------     ----------     ----------

Brian D. Fitzgerald..................     128         34.1%       4,086,879        77.0%          77.0%
One Pickwick Plaza
Suite 310, Greenwich
CT 06830(1)(2)

FGS, Inc.............................     128         34.1%       3,846,997        72.5%          72.5%
1105 North Market St.
Suite 1300, Wilmington,
DE 19894(1)(2)

Capital Partners, Inc................                             3,319,308        62.6%          62.6%
One Pickwick Plaza
Suite 310, Greenwich,
CT 06830(1)(2)

CP Acquisition, L.P. No. 1...........                             3,319,308        62.6%          62.6%
1105 North Market St.
Suite 1300, Wilmington,
DE 19894(1)(2)

FGS Partners, L.P....................                             3,319,308        62.6%          62.6%
One Pickwick Plaza
Suite 310, Greenwich,
CT 06830(1)(2)

William T. Bozarth...................

A. George Gebauer(1)(2)..............                                89,198         1.7%           1.7%

Thomas J. Gochberg...................       1         *               8,709        *              *

Larry M. Karren......................                                    34        *              *

All Directors and Executive Officers
  as a Group (5 persons).............     129         34.4%       4,184,820        78.9%          78.9%

------------
 *  Less than one percent

(1) The following related entities are generally referred to as "Capital Partners": (a) CP Inc., a Connecticut corporation, of which Brian D. Fitzgerald is the sole stockholder and director, and A. George Gebauer is an officer; (b) Fitzgerald and Partners, a Delaware general partnership ("F&P"), of which Messrs. Fitzgerald and Gebauer are partners; (c) Capital Partners I, L.P., a New York limited partnership, of which CP Inc. and F&P are the general partners; and (d) 11 related Delaware limited partnerships, known collectively as "Capital Partners II," as follows: (i) CP
    Acquisition, L.P. No. 1; (ii) CP Acquisition, L.P. No. 4A; (iii) CP Acquisition, L.P. No. 4B; (iv) CP Acquisition, L.P. No. 5A; (v) CP Acquisition, L.P. No. 5B; (vi) CP Acquisition, L.P. No. 6A; (vii) CP Acquisition, L.P. No. 6B; (viii) CP Acquisition, L.P. No. 7A; (ix) CP Acquisition, L.P. No. 7B; (x) CP Acquisition, L.P. No. 8A; and (xi) CP Acquisition, L.P. No. 8B. CP Inc., FGS, a Delaware corporation, of which Mr. Fitzgerald is the controlling stockholder, president, treasurer and a director, and FGS Partners, L.P., a Connecticut

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)
    limited partnership, of which CP Inc. is the general partner, are the general partners of the 11 related partnerships.

    Brian D. Fitzgerald owns of record 239,882 shares of the Class A Common Stock. CP Acquisition owns of record 3,319,308 shares of the Class A Common Stock and FGS owns of record 527,689 shares of the Class A Common Stock and 128 shares of the Common Stock.

(2) Mr. Fitzgerald may be deemed to own beneficially the 239,882 shares of the Class A Common Stock owned of record by him, the 3,319,308 shares of the Class A Common Stock owned of record by CP Acquisition and the 527,689 shares of the Class A Common Stock and the 128 shares of the Common Stock owned of record by FGS. Mr. Fitzgerald has shared authority to vote and dispose of the FGS-owned shares of the Class A Common Stock and the Common Stock and disclaims beneficial ownership of such FGS-owned shares for all other purposes. Mr. Gebauer is also a stockholder, officer and director of FGS and an officer of CP Inc., but he disclaims beneficial ownership of shares of the Class A Common Stock and the Common Stock owned of record by such corporations for any purpose. The ownership noted above excludes the 82,453 shares of the Class A Common Stock owned by the Fitzgerald Trust (of which Mr. Fitzgerald's brother is sole trustee and Mr. Fitzgerald's minor children are sole beneficiaries), as to which beneficial ownership is disclaimed for all purposes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     EXCHANGE AGREEMENT; EXCHANGE OF CLASS A PREFERRED SHARES FOR CLASS A COMMON STOCK. In late 1997, CP Inc., on behalf of the holders of all the outstanding shares of the Class A Preferred Stock, proposed that the Company consider an exchange of all of the outstanding shares of the Class A Preferred Stock, and all accrued dividends thereon, for shares of the Class A Common Stock, at an exchange price per share equal to $4.00 (the "Exchange"). In light of the affiliations of Mr. Fitzgerald and Mr. Gebauer to CP Inc., as described earlier in this Form 10-K, the Company's Board of Directors established a Special Committee composed of Messrs. Bozarth and Gochberg to review, analyze and negotiate the proposed Exchange or other possible transaction. After reviewing and considering information about the Class A Preferred Stock and the accrued dividends thereon, including the historical trading prices of the Class A Common Stock, the impact of the Exchange on the Company's financial condition and results of operations, the potential uses of the cash to be saved by the Company as a result of the Exchange and the terms and provisions of the Exchange Agreement (as defined below), including Mr. Fitzgerald's undertaking described in the next paragraph, the Special Committee approved the Exchange on January 5, 1998.

     The Exchange was effective as of December 31, 1997 (the "Exchange Date") pursuant to an Exchange Agreement among the Company, each holder of Class A Preferred Stock and Mr. Fitzgerald (the "Exchange Agreement"). As of the Exchange Date, 30,000 shares of Class A Preferred Stock were outstanding and such shares had an aggregate liquidation preference of $3,000,000, exclusive of accrued dividends thereon of $1,987,500. Accordingly, in accordance with the Exchange Agreement, such shares of Class A Preferred Stock were exchanged for 1,246,875 shares of Class A Common Stock. The Exchange Agreement also includes an undertaking from Mr. Fitzgerald to the effect that neither he nor any entity controlled by him, during the five-year period following the Exchange Date, will propose or effect any Rule 13e-3 transaction ("going private" transaction) within the meaning of Rule 13e-3 under the Securities Exchange Act of 1934, as amended. In addition, pursuant to agreements made in the Exchange Agreement, in 1998 the Company amended its Restated Certificate of Incorporation to delete Article Twelfth (which contains certain anti-takeover provisions, including higher voting requirements for certain business combinations) therefrom.

ADVISORY SERVICES AGREEMENT; ACQUISITION CRITERIA AND PROCEDURES

     On April 27, 1990, effective as of January 26, 1990, the Company entered into the Advisory Agreement with CP Inc., an entity controlled by Mr. Fitzgerald and for which Mr. Gebauer serves as an officer. Pursuant to the Advisory Agreement, CP Inc. provides certain advisory services in the areas of investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. The annual fee for such services pursuant to the Advisory Agreement was $150,000 (due in quarterly installments in advance) plus certain out-of-pocket costs (which do not include rent and utilities of CP Inc. and compensation of CP Inc. employees) prior to the acquisition of the assets of Possible Dreams, Ltd. and Columbia National Corporation. In connection with such acquisition, the Advisory Agreement was amended to increase the annual fee to $325,000. In addition, upon the acquisition of Pumpkin Ltd. d/b/a Pumpkin Masters, Inc., the Advisory Agreement was further amended to increase the fee by an amount equal to the greater of $100,000 and 5% of the annual EBITDA of Pumpkin (calculated as provided in the Asset Purchase Agreement, dated as of June 27, 1997, effecting such purchase). Such fee is subject to appropriate adjustment should the scope of operations of the Company change again, whether from an acquisition or otherwise. In this regard, CP Inc. would likely be paid an annual fee for ongoing advisory services following an acquisition of no more than 4% to 5% of the acquired company's annual operating profit. Pursuant to the Advisory Agreement and otherwise, no compensation is paid to the current Chairman of the Board (Mr. Fitzgerald), President and Secretary (Mr. Gebauer) and Assistant Secretary (Joan E. Wolff) in their respective capacities as such. During fiscal 1998, CP Inc. was paid $425,000 in fees and reimbursed for expenses incurred by it of approximately $19,700. In addition, in 1998 the Company paid approximately $84,500 in expenses, and reimbursed approximately $17,600 of expenses incurred by CP Inc. on behalf of the Company in connection with prospective acquisitions.

     The initial term of the Advisory Agreement was for one year commencing on January 26, 1990; thereafter, the agreement will be automatically extended for additional one-year periods unless either party gives 30 days' written notice to the other of its intention to terminate. The Advisory Agreement was automatically renewed for a one-year period commencing January 26, 1999.

     The Advisory Agreement confirms that, from time to time, CP Inc. may present acquisition opportunities to the Company that it believes may be appropriate for the Company, but that CP Inc. is under no obligation to present any or all acquisition candidates of which it is aware to the Company except for insurance agency businesses. If the Company or any of its subsidiaries completes any acquisition which was presented by CP Inc., the Company is obligated to pay CP Inc. an investment banking fee at the usual and customary rate for transactions of such size and complexity. This fee is likely to be in the range of 1% to 1 1/2% of the aggregate purchase price for the acquisition.

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

     In connection with its acquisition activities on behalf of the Company, other portfolio companies and for its own account, CP Inc. maintains ongoing relationships with hundreds of merger and acquisition intermediary firms, ranging from large investment banks and accounting firms to small business brokerages. In a typical year, CP Inc. receives over 500 leads on companies which are or might be for sale. Of these, perhaps 50 are sufficiently close to the Company's acquisition criteria set forth above to merit further consideration.

     CP Inc. may decide at some future date to present one of its portfolio companies to the Company for possible acquisition. Any such acquisition would be submitted to the Company's independent directors for their approval.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) (1)   Financial Statements and Financial
          and (2)   Statement Schedules
                    See "Index to Financial Statements
                    and Schedules" set forth in Item 8
                    on page 11 of this Form 10-K.

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
                    10-K is marked with an asterisk.

      EXHIBIT NO.                                          DESCRIPTION OF DOCUMENT
------------------------  ------------------------------------------------------------------------------------------
           3.1       --   Restated Certificate of Incorporation of the Registrant (incorporated by reference to
                          Exhibit 2 to the Registrant's Form 8-K Current Report dated June 22, 1990), and amendment thereto (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current
                          Report dated February 23, 1994).

           3.1A     --    Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of
                          the Registrant (incorporated by reference to Exhibit 3.1A to the Registrant's Form 10-K
                          Annual Report for the fiscal year ended September 30, 1996).

           3.1B     --    Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of
                          the Registrant (incorporated by reference to Exhibit 3.1B to the Registrant's Form 10-K
                          Annual Report for the fiscal year ended September 30, 1996).

           3.2       --   By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Form
                          8-K Current Report dated June 22, 1990).

           4.2       --   Reference is made to Exhibit 3.1.

         *10.1       --   Security Capital Corporation 1982 Incentive Stock Option Plan, as amended through December
                          10, 1990 (incorporated by reference to Exhibit (10)(A) to the Registrant's Form 10-K
                          Annual Report for the fiscal year ended September 30, 1990).

          10.4       --   Stock Purchase Agreement between Security Capital Corporation and FGS, Inc. dated January
                          26, 1990, as amended May 14, 1990 (incorporated by reference to Exhibit(c) to the
                          Registrant's Form 8-K Current Report dated January 26, 1990 and Exhibit 10.7 to the
                          Registrant's Registration Statement on Form S-4 (Reg. 33-34324) as filed on May 17, 1990).

          10.5       --   Agreement Regarding Adjustment of Purchase Price Pursuant to Section 2 of Stock Purchase
                          Agreement between Security Capital Corporation and FGS, Inc., executed September 28, 1990, between and among the Corporation, FGS, Inc., CP Acquisition, L.P. No. 1 and Mr. John A.
                          Bogardus, Jr. (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current
                          Report dated September 28, 1990).

          10.7       --   Advisory Services Agreement dated as of April 27, 1990 and effective as of January 26,
                          1990, between Security Capital Corporation and Capital Partners, Inc. (incorporated by reference to Exhibit (10)(B) to the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 1991).

          10.19      --   Subscription Agreement dated as of March 28, 1994 between the Registrant and CP
                          Acquisition, L.P. No. 1 ("CP Acquisition") (incorporated by reference to Exhibit 10.19 to the Registrant's Statement on Form S-1 (Reg. No. 33-74680)).

          10.20      --   Registration Rights Agreement and Amendment to Stock Purchase Agreement dated as of March
                          28, 1994 among the Registrant, CP Acquisition and FGS, Inc. (incorporated by reference to
                          Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-74680)).

          10.21      --   Undertaking dated March 28, 1994 from Brian D. Fitzgerald to the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (Reg.
                          No. 33-74680)).

      EXHIBIT NO.                                          DESCRIPTION OF DOCUMENT
------------------------  ------------------------------------------------------------------------------------------
          10.23           Asset Purchase Agreement dated as of May 17, 1996 by and among Possible Dreams, Ltd., a
                          Massachusetts corporation, Columbia National Corporation, a Massachusetts corporation,
                          Leonard Miller, Richard L. Seegal, as trustee of the Samuel C. Miller Trust u/d/t 8/5/85,
                          Warren Stanley and Arnold Lee and Possible Dreams, Ltd., a Delaware corporation
                          ("Possible Dreams") (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K
                          Current Report dated May 17, 1996).

          10.24      --   Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible
                          Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to
                          Exhibit 2 to the Registrant's Form 8-K Current Report dated May 17, 1996).

          10.25      --   Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17,
                          1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a
                          Massachusetts corporation (incorporated by reference to Exhibit 10.25 to the Registrant's
                          Form 10-K Annual Report for the fiscal year ended September 30, 1996).

          10.26      --   Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible
                          Dreams to Columbia National Corporation (incorporated by reference to Exhibit 3 to the
                          Registrant's Form 8-K Current Report dated May 17, 1996).

          10.27      --   Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17,
                          1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation
                          (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Annual Report
                          for the fiscal year ended September 30, 1996).

          10.28      --   Credit Agreement dated as of May 17, 1996 among Possible Dreams, P.D. Holdings, Inc., a
                          Delaware corporation ("Holdings"), the Lenders referred to therein and NationsCredit
                          Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit
                          4 to the Registrant's Form 8-K Current Report dated May 17, 1996).

          10.29      --   Warrant dated May 17, 1996 from Possible Dreams to NationsCredit (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K Current Report dated May 17, 1996).

          10.30      --   Warrantholders Rights Agreement dated as of May 17, 1996 among Possible Dreams, Holdings,
                          Security Capital Corporation ("Security Capital"), Warren Stanley and Arnold Lee and
                          NationsCredit (incorporated by reference to Exhibit 6 to the Registrant's Form 8-K Current
                          Report dated May 17, 1996).

          10.31      --   Security Capital Pledge and Guarantee Agreement dated as of May 17, 1996 between Security
                          Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 7 to the
                          Registrant's Form 8-K Current Report dated May 17, 1996).

          10.32      --   Holdings Pledge Agreement dated as of May 17, 1996 among Holdings and NationsCredit, as
                          Agent (incorporated by reference to Exhibit 8 to the Registrant's Form 8-K Current Report
                          dated May 17, 1996).

          10.33      --   Investors Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the
                          Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent
                          (incorporated by reference to Exhibit 9 to the Registrant's Form 8-K Current Report dated
                          May 17, 1996).

          10.34      --   Sellers Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the
                          Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent
                          (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K Current Report dated
                          May 17, 1996).

          10.35      --   Stockholders' Agreement dated as of May 17, 1996 among Holdings, Arnold Lee, Warren
                          Stanley and Security Capital (incorporated by reference to Exhibit 11 to the Registrant's
                          Form 8-K Current Report dated May 17, 1996).

         *10.36      --   Employment, Consulting and Non-Competition Agreement dated May 17, 1996 by and between
                          Possible Dreams and Warren Stanley (incorporated by reference to Exhibit 12 to the
                          Registrant's Form 8-K Current Report dated May 17, 1996).

      EXHIBIT NO.                                          DESCRIPTION OF DOCUMENT
------------------------  ------------------------------------------------------------------------------------------
         *10.37      --   Employment, Consulting and Non-Competition Agreement dated May 17, 1996 by and between
                          Possible Dreams and Arnold Lee (incorporated by reference to Exhibit 13 to the
                          Registrant's Form 8-K Current Report dated May 17, 1996).

          10.38      --   First Amendment to Advisory Services Agreement dated as of May 17, 1996 by and between
                          Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 14 to the Registrant's Form 8-K Current Report dated May 17, 1996).

          10.39      --   Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams,
                          Holdings and Security Capital (incorporated by reference to Exhibit 15 to the Registrant's
                          Form 8-K Current Report dated May 17, 1996).

          10.40      --   Asset Purchase Agreement dated as of June 27, 1997 by and among Pumpkin, Ltd. d/b/a
                          Pumpkin Masters, Inc., a Colorado corporation (the "Seller"), Pumpkin Ltd., a Delaware corporation ("Pumpkin"), Pumpkin Masters Holdings, Inc., a Delaware corporation
                          ("Pumpkin Holdings"), and the Registrant (incorporated by reference to Exhibit 1(c)(1)
                          to the Registrant's Form 8-K Current Report dated June 27, 1997).

          10.41      --   Credit Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent
                          (incorporated by reference to Exhibit 1(c)(2) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

          10.42      --   Warrant dated June 27, 1997 from Pumpkin to NationsCredit (incorporated by reference to
                          Exhibit 1(c)(3) to the Registrant's Form 8-K Current Report dated June 27, 1997).

          10.43      --   Warrantholders Rights Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Registrant, Seller and NationsCredit (incorporated by reference to Exhibit 1(c)(4) to the Registrant's Form 8-K Current Report dated June 27, 1997).

          10.44      --   Company Security Agreement dated as of June 27, 1997 between Pumpkin and NationsCredit, as
                          Agent (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current
                          Report dated June 27, 1997).

          10.45      --   Pumpkin Holdings Pledge Agreement dated as of June 27, 1997 between Pumpkin Holdings and
                          NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(6) to the Registrant's
                          Form 8-K Current Report dated June 27, 1997).

          10.46      --   Security Capital Pledge and Guarantee Agreement dated as of June 27, 1997 between the
                          Registrant and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated June 27, 1997).

          10.47      --   Security Capital Subordination Agreement dated as of June 27, 1997 among Pumpkin, the
                          Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent
                          (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

          10.48      --   Investors Subordination Agreement dated as of June 27, 1997 among Pumpkin, the
                          Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent
                          (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

          10.49      --   Seller Subordination Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent
                          (incorporated by reference to Exhibit 1(c)(10) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

          10.50      --   Stockholders' Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings and Gay
                          Burke (incorporated by reference to Exhibit 1(c)(11) to the Registrant's Form 8-K Current
                          Report dated June 27, 1997).

         *10.51      --   Employment Agreement dated June 27, 1997 by and between Pumpkin and John Bardeen
                          (incorporated by reference to Exhibit 1(c)(12) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

         *10.52      --   Employment Agreement dated June 27, 1997 by and between Pumpkin and Kea Bardeen
                          (incorporated by reference to Exhibit 1(c)(13) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

      EXHIBIT NO.                                          DESCRIPTION OF DOCUMENT
------------------------  ------------------------------------------------------------------------------------------
         *10.53      --   Employment Agreement dated June 27, 1997 by and between Pumpkin and Gay Burke
                          (incorporated by reference to Exhibit 1(c)(14) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

         *10.54      --   Stock Option Agreement dated June 27, 1997 by and between Pumpkin and Gay Burke
                          (incorporated by reference to Exhibit 1(c)(15) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

          10.55      --   Advisory Services Agreement dated June 27, 1997, by and between Pumpkin and the Registrant
                          (incorporated by reference to Exhibit 1(c)(16) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

          10.56      --   Second Amendment to Advisory Services Agreement dated June 27, 1997 by and between the
                          Registrant and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(17) to the Registrant's Form 8-K Current Report dated June 27, 1997).

          10.57      --   Joinder Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and the Registrant to Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible
                          Dreams, Holdings and the Registrant (incorporated by reference to Exhibit 1(c)(18) to the
                          Registrant's Form 8-K Current Report dated June 27, 1997).

          10.58      --   Purchase Agreement dated as of July 3, 1997 by and among FIM, FIS, BMD&B, Inc., a Texas corporation, formerly known as BMD&B, Inc., Larry M. Karren and Edward G. Britt, Jr.
                          (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Current Report dated
                          July 17, 1997).

          10.59      --   Modification Agreement dated as of July 3, 1997 by and among FIM, FIS, BMD, and BMD&B,
                          Inc. and BMD&B, Inc. (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K
                          Current Report dated July 17, 1997).

          10.60      --   Exchange Agreement among the Registrant, each holder of Class A Preferred Stock and Brian
                          D. Fitzgerald.

          21         --   Subsidiaries of the Registrant.

          23         --   Consent of Deloitte & Touche LLP.

          27         --   Financial Data Schedule.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THERETO DULY AUTHORIZED.

                                          SECURITY CAPITAL CORPORATION

                                          By /s/ A. GEORGE GEBAUER
                                                 A. GEORGE GEBAUER
                                                     PRESIDENT

                                          Date:  March 26, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                     SIGNATURE                                   POSITION                        DATE
----------------------------------------------------------------------------------------   ----------------
               /s/ A. GEORGE GEBAUER               President, Secretary and Director       March 26, 1999
           A. GEORGE GEBAUER                         (Principal Executive Officer)

                /s/ LARRY M. KARREN                Vice President (Principal Financial     March 26, 1999
           LARRY M. KARREN                           and Accounting Officer)

              /s/ BRIAN D. FITZGERALD              Chairman of the Board                   March 26, 1999
          BRIAN D. FITZGERALD

              /s/ WILLIAM T. BOZARTH               Director                                March 26, 1999
           WILLIAM T. BOZARTH

              /s/ THOMAS J. GOCHBERG               Director                                March 26, 1999
           THOMAS J. GOCHBERG

                                       43

                                 EXHIBIT INDEX

      EXHIBIT NO.                                          DESCRIPTION OF DOCUMENT
------------------------  ------------------------------------------------------------------------------------------
           3.1       --   Restated Certificate of Incorporation of the Registrant (incorporated by reference to
                          Exhibit 2 to the Registrant's Form 8-K Current Report dated June 22, 1990), and amendment thereto (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current
                          Report dated February 23, 1994).

           3.1A     --    Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of
                          the Registrant (incorporated by reference to Exhibit 3.1A to the Registrant's Form 10-K
                          Annual Report for the fiscal year ended September 30, 1996).

           3.1B     --    Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of
                          the Registrant (incorporated by reference to Exhibit 3.1B to the Registrant's Form 10-K
                          Annual Report for the fiscal year ended September 30, 1996).

           3.2       --   By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Form
                          8-K Current Report dated June 22, 1990).

           4.2       --   Reference is made to Exhibit 3.1.

         *10.1       --   Security Capital Corporation 1982 Incentive Stock Option Plan, as amended through December
                          10, 1990 (incorporated by reference to Exhibit (10)(A) to the Registrant's Form 10-K
                          Annual Report for the fiscal year ended September 30, 1990).

          10.4       --   Stock Purchase Agreement between Security Capital Corporation and FGS, Inc. dated January
                          26, 1990, as amended May 14, 1990 (incorporated by reference to Exhibit(c) to the
                          Registrant's Form 8-K Current Report dated January 26, 1990 and Exhibit 10.7 to the
                          Registrant's Registration Statement on Form S-4 (Reg. 33-34324) as filed on May 17, 1990).

          10.5       --   Agreement Regarding Adjustment of Purchase Price Pursuant to Section 2 of Stock Purchase
                          Agreement between Security Capital Corporation and FGS, Inc., executed September 28, 1990, between and among the Corporation, FGS, Inc., CP Acquisition, L.P. No. 1 and Mr. John A.
                          Bogardus, Jr. (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current
                          Report dated September 28, 1990).

          10.7       --   Advisory Services Agreement dated as of April 27, 1990 and effective as of January 26,
                          1990, between Security Capital Corporation and Capital Partners, Inc. (incorporated by reference to Exhibit (10)(B) to the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 1991).

          10.19      --   Subscription Agreement dated as of March 28, 1994 between the Registrant and CP
                          Acquisition, L.P. No. 1 ("CP Acquisition") (incorporated by reference to Exhibit 10.19 to the Registrant's Statement on Form S-1 (Reg. No. 33-74680)).

          10.20      --   Registration Rights Agreement and Amendment to Stock Purchase Agreement dated as of March
                          28, 1994 among the Registrant, CP Acquisition and FGS, Inc. (incorporated by reference to
                          Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-74680)).

          10.21      --   Undertaking dated March 28, 1994 from Brian D. Fitzgerald to the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (Reg.
                          No. 33-74680)).

          10.23           Asset Purchase Agreement dated as of May 17, 1996 by and among Possible Dreams, Ltd., a
                          Massachusetts corporation, Columbia National Corporation, a Massachusetts corporation,
                          Leonard Miller, Richard L. Seegal, as trustee of the Samuel C. Miller Trust u/d/t 8/5/85,
                          Warren Stanley and Arnold Lee and Possible Dreams, Ltd., a Delaware corporation
                          ("Possible Dreams") (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K
                          Current Report dated May 17, 1996).

          10.24      --   Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible
                          Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to
                          Exhibit 2 to the Registrant's Form 8-K Current Report dated May 17, 1996).

      EXHIBIT NO.                                          DESCRIPTION OF DOCUMENT
------------------------  ------------------------------------------------------------------------------------------
          10.25      --   Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17,
                          1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a
                          Massachusetts corporation (incorporated by reference to Exhibit 10.25 to the Registrant's
                          Form 10-K Annual Report for the fiscal year ended September 30, 1996).

          10.26      --   Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible
                          Dreams to Columbia National Corporation (incorporated by reference to Exhibit 3 to the
                          Registrant's Form 8-K Current Report dated May 17, 1996).

          10.27      --   Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17,
                          1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation
                          (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Annual Report
                          for the fiscal year ended September 30, 1996).

          10.28      --   Credit Agreement dated as of May 17, 1996 among Possible Dreams, P.D. Holdings, Inc., a
                          Delaware corporation ("Holdings"), the Lenders referred to therein and NationsCredit
                          Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit
                          4 to the Registrant's Form 8-K Current Report dated May 17, 1996).

          10.29      --   Warrant dated May 17, 1996 from Possible Dreams to NationsCredit (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K Current Report dated May 17, 1996).

          10.30      --   Warrantholders Rights Agreement dated as of May 17, 1996 among Possible Dreams, Holdings,
                          Security Capital Corporation ("Security Capital"), Warren Stanley and Arnold Lee and
                          NationsCredit (incorporated by reference to Exhibit 6 to the Registrant's Form 8-K Current
                          Report dated May 17, 1996).

          10.31      --   Security Capital Pledge and Guarantee Agreement dated as of May 17, 1996 between Security
                          Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 7 to the
                          Registrant's Form 8-K Current Report dated May 17, 1996).

          10.32      --   Holdings Pledge Agreement dated as of May 17, 1996 among Holdings and NationsCredit, as
                          Agent (incorporated by reference to Exhibit 8 to the Registrant's Form 8-K Current Report
                          dated May 17, 1996).

          10.33      --   Investors Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the
                          Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent
                          (incorporated by reference to Exhibit 9 to the Registrant's Form 8-K Current Report dated
                          May 17, 1996).

          10.34      --   Sellers Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the
                          Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent
                          (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K Current Report dated
                          May 17, 1996).

          10.35      --   Stockholders' Agreement dated as of May 17, 1996 among Holdings, Arnold Lee, Warren
                          Stanley and Security Capital (incorporated by reference to Exhibit 11 to the Registrant's
                          Form 8-K Current Report dated May 17, 1996).

         *10.36      --   Employment, Consulting and Non-Competition Agreement dated May 17, 1996 by and between
                          Possible Dreams and Warren Stanley (incorporated by reference to Exhibit 12 to the
                          Registrant's Form 8-K Current Report dated May 17, 1996).

         *10.37      --   Employment, Consulting and Non-Competition Agreement dated May 17, 1996 by and between
                          Possible Dreams and Arnold Lee (incorporated by reference to Exhibit 13 to the
                          Registrant's Form 8-K Current Report dated May 17, 1996).

          10.38      --   First Amendment to Advisory Services Agreement dated as of May 17, 1996 by and between
                          Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 14 to the Registrant's Form 8-K Current Report dated May 17, 1996).

          10.39      --   Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams,
                          Holdings and Security Capital (incorporated by reference to Exhibit 15 to the Registrant's
                          Form 8-K Current Report dated May 17, 1996).

      EXHIBIT NO.                                          DESCRIPTION OF DOCUMENT
------------------------  ------------------------------------------------------------------------------------------
          10.40      --   Asset Purchase Agreement dated as of June 27, 1997 by and among Pumpkin, Ltd. d/b/a
                          Pumpkin Masters, Inc., a Colorado corporation (the "Seller"), Pumpkin Ltd., a Delaware corporation ("Pumpkin"), Pumpkin Masters Holdings, Inc., a Delaware corporation
                          ("Pumpkin Holdings"), and the Registrant (incorporated by reference to Exhibit 1(c)(1)
                          to the Registrant's Form 8-K Current Report dated June 27, 1997).

          10.41      --   Credit Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent
                          (incorporated by reference to Exhibit 1(c)(2) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

          10.42      --   Warrant dated June 27, 1997 from Pumpkin to NationsCredit (incorporated by reference to
                          Exhibit 1(c)(3) to the Registrant's Form 8-K Current Report dated June 27, 1997).

          10.43      --   Warrantholders Rights Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Registrant, Seller and NationsCredit (incorporated by reference to Exhibit 1(c)(4) to the Registrant's Form 8-K Current Report dated June 27, 1997).

          10.44      --   Company Security Agreement dated as of June 27, 1997 between Pumpkin and NationsCredit, as
                          Agent (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current
                          Report dated June 27, 1997).

          10.45      --   Pumpkin Holdings Pledge Agreement dated as of June 27, 1997 between Pumpkin Holdings and
                          NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(6) to the Registrant's
                          Form 8-K Current Report dated June 27, 1997).

          10.46      --   Security Capital Pledge and Guarantee Agreement dated as of June 27, 1997 between the
                          Registrant and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated June 27, 1997).

          10.47      --   Security Capital Subordination Agreement dated as of June 27, 1997 among Pumpkin, the
                          Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent
                          (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

          10.48      --   Investors Subordination Agreement dated as of June 27, 1997 among Pumpkin, the
                          Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent
                          (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

          10.49      --   Seller Subordination Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent
                          (incorporated by reference to Exhibit 1(c)(10) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

          10.50      --   Stockholders' Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings and Gay
                          Burke (incorporated by reference to Exhibit 1(c)(11) to the Registrant's Form 8-K Current
                          Report dated June 27, 1997).

         *10.51      --   Employment Agreement dated June 27, 1997 by and between Pumpkin and John Bardeen
                          (incorporated by reference to Exhibit 1(c)(12) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

         *10.52      --   Employment Agreement dated June 27, 1997 by and between Pumpkin and Kea Bardeen
                          (incorporated by reference to Exhibit 1(c)(13) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

         *10.53      --   Employment Agreement dated June 27, 1997 by and between Pumpkin and Gay Burke
                          (incorporated by reference to Exhibit 1(c)(14) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

         *10.54      --   Stock Option Agreement dated June 27, 1997 by and between Pumpkin and Gay Burke
                          (incorporated by reference to Exhibit 1(c)(15) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

          10.55      --   Advisory Services Agreement dated June 27, 1997, by and between Pumpkin and the Registrant
                          (incorporated by reference to Exhibit 1(c)(16) to the Registrant's Form 8-K Current Report
                          dated June 27, 1997).

      EXHIBIT NO.                                          DESCRIPTION OF DOCUMENT
------------------------  ------------------------------------------------------------------------------------------
          10.56      --   Second Amendment to Advisory Services Agreement dated June 27, 1997 by and between the
                          Registrant and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(17) to the Registrant's Form 8-K Current Report dated June 27, 1997).

          10.57      --   Joinder Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and the Registrant to Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible
                          Dreams, Holdings and the Registrant (incorporated by reference to Exhibit 1(c)(18) to the
                          Registrant's Form 8-K Current Report dated June 27, 1997).

          10.58      --   Purchase Agreement dated as of July 3, 1997 by and among FIM, FIS, BMD&B, Inc., a Texas corporation, formerly known as BMD&B, Inc., Larry M. Karren and Edward G. Britt, Jr.
                          (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Current Report dated
                          July 17, 1997).

          10.59      --   Modification Agreement dated as of July 3, 1997 by and among FIM, FIS, BMD, and BMD&B,
                          Inc. and BMD&B, Inc. (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K
                          Current Report dated July 17, 1997).

          10.60      --   Exchange Agreement among the Registrant, each holder of Class A Preferred Stock and Brian
                          D. Fitzgerald.

          21         --   Subsidiaries of the Registrant.

          23         --   Consent of Deloitte & Touche LLP.

          27         --   Financial Data Schedule.

                                       4