Form 10-Q
period 1999-03-31
SECURITY CAPITAL CORP/DE/
filed 1999-05-17
CIK 314340

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999.

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

      As of May 14, 1999, there were 6,442,309 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

                                                          For the Three Months
                                                                Ended
                                                               March 31,
                                                         ----------------------
                                                          1999           1998
                                                         -------        -------
                                                       (In thousands, except per
                                                             share amounts)
Product sales ....................................       $ 3,335        $ 3,123

Cost of goods sold ...............................         1,750          1,591
                                                         -------        -------
Gross profit .....................................       $ 1,585        $ 1,532
                                                         -------        -------
Selling, general and administrative ..............         2,153          1,922
Depreciation  and amortization ...................           278            302
                                                         -------        -------
Operating loss ...................................       $  (846)       $  (692)
                                                         -------        -------
OTHER INCOME(EXPENSE)
Interest income ..................................            18             88
Interest expense .................................          (339)          (422)
Other income .....................................            15             19
                                                         -------        -------
Total other income(expense) ......................       $  (306)       $  (315)
                                                         -------        -------
Minority interest share of net loss ..............           275            159
                                                         -------        -------
Income(loss) before provision for
    income taxes .................................       $  (877)       $  (848)
Provision (benefit) for income taxes .............           (92)            40
                                                         -------        -------
Net income (loss) ................................       $  (785)       $  (888)
                                                         -------        -------
Net income(loss) per common share: ...............       $  (.15)       $  (.17)
                                                         -------        -------
Weighted average shares outstanding ..............         5,306          5,306
                                                         -------        -------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets

                                                        March 31,   December 31,
                                                           1999         1998
                                                       ----------    ----------
                                                       (Unaudited)    (Audited)
                                                       ----------    ----------
ASSETS
                                                       (In thousands, except par
                                                           value and shares)
Current assets:
Cash and cash equivalents ..........................   $    8,343    $    9,133
Accounts receivable (net of
   allowance for doubtful
   accounts of $125 and $351) ......................        2,717         3,279
Inventory ..........................................        6,445         5,339
Deferred tax asset .................................        1,175         1,175
Other current assets ...............................        1,272           828
                                                       ----------    ----------
Total current assets ...............................       19,952        19,754

Property and equipment (net of
   accumulated depreciation of $355
   and $310) .......................................        1,537         1,507
Intangible assets (net of
   accumulated amortization of
   $2,174 and $1,961) ..............................       11,836        12,044
Licenses and other assets ..........................          202           196
                                                       ----------    ----------
Total Assets .......................................   $   33,527    $   33,501
                                                       ----------    ----------
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
Note payable .......................................   $    2,650    $    1,000
Current portion of long-term debt ..................        1,694         1,757
Accounts payable ...................................        1,305         1,265
Accrued expenses and other
liabilities ........................................          595           576
                                                       ----------    ----------
Total current liabilities ..........................        6,244         4,598

Long-term debt, less current
portion ............................................        9,635        10,196
                                                       ----------    ----------
Total Liabilities ..................................   $   15,879    $   14,794
                                                       ----------    ----------
Minority interest ..................................        1,489         1,764
                                                       ----------    ----------
Commitments and Contingencies ......................   $     --      $     --
                                                       ----------    ----------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
   7,500 shares authorized; 539
   shares issued; 380 shares
   outstanding .....................................   $     --      $     --
Class A common stock, $.01 par
   value, 10,000,000 shares
   authorized; 5,624,361 shares
   issued; 5,305,945 shares
   outstanding .....................................           56            56
Additional paid-in capital .........................       67,520        67,520
Accumulated deficit ................................      (46,202)      (45,418)
Less: Treasury stock, at cost,
   318,575 shares ..................................       (5,215)       (5,215)
                                                       ----------    ----------
Total Stockholders' Equity .........................   $   16,159    $   16,943
                                                       ----------    ----------
Total Liabilities and
Stockholders' Equity ...............................   $   33,527    $   33,501
                                                       ----------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                      For the Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                        1999           1998
                                                      ----------    ----------
                                                           (In thousands)
Cash flows from operating activities:
Net income(loss) ...................................  $     (785)   $     (888)
Adjustments to reconcile net income
to net cash provided (used) by
operating activities:
   Depreciation and amortization ...................         278           302
   Minority interest ...............................        (275)         (159)
   Changes in operating assets and
   liabilities, net of effects
   from acquisition of business
       Decrease in accounts
          receivable ...............................         562           232
       Increase in inventories .....................      (1,106)       (1,201)
       Increase in other assets ....................        (450)         (346)
       Increase in accounts payable ................          40           738
            Increase (decrease) in
               accrued expenses and
               other liabilities ...................          19          (254)
                                                      ----------    ----------
Net cash provided (used) by
operating activities ...............................      (1,717)       (1,576)
                                                      ----------    ----------
Cash flows from investing activities:
   Purchase of property and
     equipment .....................................         (75)           (1)
                                                      ----------    ----------
Net cash provided (used) by
   investing activities ............................         (75)           (1)
                                                      ----------    ----------
Cash flows from financing activities:
   Net increase in bank borrowing ..................       1,650           900
   Repayment of term loans .........................        (648)         (516)
                                                      ----------    ----------
Net cash provided (used) by
   financing activities ............................       1,002           384
                                                      ----------    ----------
Increase(decrease) in cash and cash
   equivalents .....................................        (790)       (1,193)

Cash and cash equivalents,
   beginning of period .............................       9,133        10,041
                                                      ----------    ----------
Cash and cash equivalents, end of
   period ..........................................  $    8,343    $    8,848
                                                      ----------    ----------

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

Security Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

--------------------------------------------------------------------------------
(1)  Accounting and Financial Reporting Policies
--------------------------------------------------------------------------------

Security Capital Corporation ("Security Capital" or, when referred together with its subsidiaries, the "Company") owns, through its 90% owned subsidiary, P.D. Holdings, Inc., 90% (77.5% effective after consideration of the outstanding warrants issued in connection with the acquisition) of the outstanding shares of Possible Dreams, Ltd. ("Possible Dreams"), a Delaware corporation. Possible Dreams acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd. and Columbia National Corporation, both Massachusetts corporations, during May 1996. Possible Dreams operates as an importer, designer, warehouser and distributor of collectible Christmas figurines and ornaments and, to a lesser extent, religious articles.

Security Capital also owns, through its 80% owned subsidiary, Pumpkin Masters Holdings, Inc. ("Holdings"), 100% (71.6% effective after consideration of the outstanding warrants issued in connection with the acquisition) of the outstanding shares of Pumpkin, Ltd. ("Pumpkin"), a Delaware corporation. Pumpkin acquired substantially all of the assets and assumed certain liabilities of Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc. (the "Predecessor Company") in June 1997. Pumpkin is engaged in the business of manufacturing and distributing pumpkin and watermelon carving kits (comprised primarily of tools and patterns) and related accessories. In June 1998, Pumpkin acquired the business and related assets, patents and trademarks of Our Kids. Our Kids is engaged in the business of selling kits primarily consisting of sidewalk chalk.

In addition to Possible Dreams and Pumpkin, Security Capital also owns, through its 98.1% owned subsidiary, Primrose Holdings, Inc. ("Primrose"), a Delaware corporation (89.7% effective after consideration of the outstanding warrants issued in connection with the acquisition), the outstanding shares of common stock of Primrose School Franchising Company ("PSFC"), Metrocorp Properties, Inc. ("Metrocorp") and The Jewel I, Inc. d/b/a Primrose Country Day School ("PCDS"). Primrose acquired all of the outstanding shares of capital stock of PSFC, Metrocorp and PCDS, Georgia corporations, on April 6, 1999. PSFC is a franchisor of educational based childcare centers throughout the southern and central United States. Metrocorp is in the business of providing real estate consulting and site selection services for franchisors of PSFC. PCDS is an educational based childcare center owned and operated by Primrose in Georgia.

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

--------------------------------------------------------------------------------
(2)  Income Taxes
--------------------------------------------------------------------------------

The Company computes deferred income taxes based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The tax effects of the items comprising the Company's net deferred tax assets at December 31, 1998 in the Company's statement of financial position are as follows:

                                                              December 31, 1998
                                                              -----------------
             Deferred tax assets:                               (In thousands)
                  Allowance for doubtful accounts .........   $             284
                  Operating loss carry-forwards ...........              10,095
                  Alternative minimum tax carryover .......                 141
                  Accelerated depreciation ................                 (11)
                                                              -----------------
                                                                         10,509
                  100% Valuation allowance ................              (9,334)
                                                              -----------------

             Net deferred tax  asset ......................   $           1,175
                                                              =================

The Company files a consolidated Federal income tax return with its subsidiaries using a September 30 fiscal year reporting basis.

At December 31, 1998, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $29.7 million, the expiration dates of which are as follows:

  September 30,                                                       Amount
                                                                  --------------
                                                                  (In thousands)
       2002 ..................................................    $        1,700
       2003 ..................................................             1,800
       2004 ..................................................            22,600
       2005 ..................................................             2,400
       2006 ..................................................               400
       2007 ..................................................               200
       2008 ..................................................               600
                                                                  --------------
                                                                  $       29,700
                                                                  --------------

--------------------------------------------------------------------------------
(3)  Earnings Per Share Calendar Year 1999 and Calendar Year 1998
--------------------------------------------------------------------------------

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

The weighted average number of shares outstanding used in the computation of basic and fully diluted earnings per share is as follows (in thousands):

                                         CALENDAR YEAR 1999   CALENDAR YEAR 1998
                                             3 MONTHS               3 MONTHS
                                         ------------------   ------------------
Basic ................................                5,306                5,306

Fully diluted ........................                5,306                5,306

--------------------------------------------------------------------------------
(4)  Subsequent Event - Acquisition of Primrose
--------------------------------------------------------------------------------

On April 6, 1999, Primrose acquired all of the outstanding shares of common stock (the "Shares") of PSFC, Metrocorp and PCDS ( PCDS, together with PSFC and Metrocorp, the "Companies") from Paul L. Erwin and The Paul L. Erwin Grantor Retained Annuity Trust (together with Paul L. Erwin, the "Shareholders")(the "Primrose Acquisition").

The consideration paid the to the Shareholders for the Shares was $26,650,000, consisting of $24,650,000 in cash ($1,500,000 of which is to be held in escrow for 18 months) and 500,000 shares of Zero Coupon Convertible Preferred Stock of Security Capital, which have a liquidation value of $10 per share, are convertible into 500,000 shares of Class A Common Stock and are valued at $2,000,000. Of the cash paid to the Shareholders, $12,750,000 was paid by Security Capital, $5,000,000 of which was provided by Security Capital through a private placement to Security Capital's controlling stockholder of 1,136,364 shares of Class A Common Stock, and the balance was borrowed pursuant to the Credit Agreement described below. Of the 26,000 shares of Common Stock, par value $.01 per share, of Primrose issued in connection with the Primrose Acquisition, Security Capital owns 25,500 shares and management of PSFC owns 500 shares.

In connection with the closing of the Primrose Acquisition, Canadian Imperial Bank of Commerce, as administration agent ("CIBC") for the lenders (collectively, the "Lenders") named in the Credit Agreement, dated as of April 6, 1999 (the "Credit Agreement"), among Primrose and CIBC, provided term loans to Primrose in an aggregate principal amount of $13,150,000, the proceeds of which term loans were used in part to refinance certain existing debt of PSFC, to finance the Primrose Acquisition and to pay fees and Primrose expenses incurred in connection with the Primrose Acquisition. PSFC became obligated on the term loans through a Joinder and Assumption Agreement between it and CIBC. In addition, the Lenders are to make available to Primrose, and to PSFC pursuant to the Joinder and Assumption Agreement, revolving credit loans in an aggregate principal amount at any one time not to exceed $2,500,000. The facilities are secured by all of the assets of the Companies as well as by a pledge to the Lenders of the capital stock of the Companies owned by Primrose. In addition, Metrocorp and PCDS agreed to guarantee the loans pursuant to a Subsidiaries Guarantee, dated as of April 6, 1999, among CIBC, Metrocorp and PCDS.

In connection with this financing, Primrose issued to CIBC Capital, an affiliate of CIBC ("CIBC Capital"), a Warrant to purchase 2,415.3 shares of the Common Stock of Primrose (the "Primrose Warrant"). In addition, Security Capital issued to CIBC Capital a Warrant to purchase shares of the Class A Common Stock of Security Capital in exchange for the Primrose Warrant. The Warrants and related Warrant Agreement provide for certain restrictions on transfer, registration rights and anti-dilution protection.

In addition, the Companies and Primrose became parties to the Consolidated Income Tax Sharing Agreement, dated May 17, 1996, among Security Capital, P.D. Holdings, Inc., a Delaware corporation, and Possible Dreams, Ltd., a Delaware corporation, and, pursuant to a Joinder Agreement dated as of June 27, 1997, Pumpkin Ltd., whereby Primrose will calculate and pay to Security Capital the amount of its income tax liability calculated as if Primrose were not part of a consolidated group. Security Capital will pay to the relevant tax authorities its tax liability, taking into account its own tax position and the utilization to its tax loss carryforwards.

In connection with the Primrose Acquisition, Security Capital agreed to provide management advisory services to the Companies in the areas of corporate development, strategic planning, investment and financial matters and general business policies pursuant to a Management Advisory Services Agreement in return for a fee equal to the greater of $250,000 or 5% of the Companies' annual EBITDA (as defined in the Stock Purchase Agreement). Security Capital entered into a Third Amendment to Advisory Services Agreement with Capital Partners, Inc., a Connecticut corporation ("Capital Partners"), pursuant to which Capital Partners agreed to assist Security Capital in providing the management advisory services in return for an increase in the annual advisory fee payable to Capital Partners under the Advisory Services Agreement equal to the greater of $250,000 or 5% of the Companies' annual EBITDA (as defined in the Stock Purchase Agreement dated as of April 6, 1999, by and among Primrose, Security Capital, and the Shareholders). The advisory fee payable to Capital Partners is subordinate to the rights of the Lenders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Security Capital reported a net loss of $785,000 for the three-month period ended March 31, 1999. This compares to a net loss of $888,000 for the same three-month period of the prior fiscal year. The Company reported a net loss per common share of $.15 for the three month period ended March 31, 1999 as compared to a net loss per common share of $.17 for the same three-month period of the prior fiscal year.

Product sales of the Company increased to $3,335,000 for the current quarter as compared to $3,123,000 for the same quarter of the prior fiscal year. This increase in product sales of $212,000 was primarily due to sales from Our Kids sidewalk chalk through Pumpkin. Without taking into consideration the purchase of Our Kids in June 1998, sales decreased by $59,000 compared to the prior period. Selling, general and administrative expense increased by $231,000 for the quarter to $2,153,000, as compared to $1,922,000 for the same prior year fiscal quarter, primarily attributable to Pumpkin increasing its staff to accommodate its growth. Depreciation and amortization decreased by $24,000 to $278,000. The Company incurred interest expense of $339,000 for the current quarter as compared to $422,000 for the same prior year fiscal quarter. This decrease in interest expense of $83,000 was due to a $1,395,000 reduction in debt on March 31, 1999 compared to March 31, 1998 and was primarily attributable to note payments made by Pumpkin.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $790,000 to $8,343,000 at March 31, 1999 as compared to $9,133,000 at December 31, 1998. The decrease in cash and cash equivalents was primarily attributable to increased inventory purchases during the Company's weakest seasonal period.

The Company's consolidated working capital at March 31, 1999 decreased by $1,448,000 to $13,708,000 from $15,156,000 at December 31, 1998. This decrease was primarily attributable to Possible Dreams' and Pumpkin's normal operating activities during their traditional weakest seasonal period.

Cash and cash equivalents decreased by $7,383,000 to $960,000 at May 7, 1999 as compared to $8,343,000 at March 31, 1999. Approximately $6,083,000 of the decrease was attributable to the cash used to help finance the purchase of the Companies and to the issuance of 1,136,364 shares of Class A Common Stock at $4.40 per share. The remainder of the decrease, $1,300,000, resulted primarily from Pumpkin's acquisition of inventory.

Possible Dreams maintains a $10,000,000 revolving line of credit ("LOC"). Possible Dreams increased its LOC balance by $1,650,000, from $1,000,000 at December 31, 1998 to $2,650,000 at March 31, 1999. Pumpkin maintains a $3,500,000 revolving LOC, which is limited to the borrowing base as defined in the Company's Annual Report or Form 10-K. Pumpkin did not borrow against its LOC during the three-month period ended March 31, 1999. Primrose maintains a $2,500,000 revolving LOC.

Security Capital does not have adequate funds to compete for new acquisitions at this time. As of May 7, 1999, Security Capital had approximately $300,000 of cash and cash equivalents on hand, which should be sufficient to meet its operating expenses for the remainder of calendar year 1999. Possible Dreams, Pumpkin and Primrose have sufficient cash and cash equivalents on hand or available through their respective revolving LOC's at May 7, 1999 to meet their respective working capital and operating expenditure requirements.

The Company had no major capital expenditures during the quarter and expects no major capital expenditures during the remainder of calendar year 1999.

YEAR 2000

The Company has been assessing the impact of the Year 2000 on its business by conducting a review of the computer systems with date-related functionality used in its business. The Company is in the process of taking all steps that it believes are necessary or appropriate to ensure that such systems actively process all dates, including those before, on or after January 1, 2000, without loss of functionality or performance. Incremental spending for hardware upgrades and software modifications and testing required for Year 2000 compliance is currently estimated to be approximately $100,000, with $65,000 incurred in the first quarter of calendar year 1999 and the remainder to be incurred in the second quarter of calendar year 1999. It is expected that internal Year 2000 compliance issues will be resolved by the middle of calendar year 1999.

The Year 2000 issue also creates risk for the Company from unforeseen problems with Year 2000 non-compliance of its vendors, suppliers, customers and other third parties with which the Company has a material relationship. The Company has initiated formal communications with all of its significant vendors, suppliers, customers and other material third parties to determine the extent to which the Company is vulnerable to their own potential problems related to the Year 2000 and is currently evaluating responses from its vendors, suppliers, customers and other material third parties. Due to the general uncertainty surrounding the Year 2000 process, resulting in part from the uncertainty surrounding the Year 2000 readiness of the Company's vendors, suppliers, customers and other material third parties, the Company is unable to determine a reasonable worst case scenario at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's notes payable and long-term debt bear interest at both fixed and variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS:

      27  -  Financial Data Schedule

      (b) REPORTS ON FORM 8-K: On April 6, 1999, the Company filed a Current Report on Form 8-K disclosing under Item 2. thereof the Primrose Acquisition.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SECURITY CAPITAL CORPORATION


Date: May 13, 1999              By: /s/ A. GEORGE GEBAUER
                                A. George Gebauer, President



Date: May 13, 1999              By: /s/ LARRY M. KARREN
                                Larry M. Karren, Treasurer
                                (Principal Financial and Accounting Officer)