Form 10-Q
period 1999-06-30
SECURITY CAPITAL CORP/DE/
filed 1999-08-16
CIK 314340

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999.

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to_______.

                                     1-7921
   -------------------------------------------------------------------------
                            (Commission file number)


                          SECURITY CAPITAL CORPORATION
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                               13-3003070
----------------------------------      ---------------------------------
 (State or other jurisdiction of        (I.R.S. Employee Identification No.)
  Incorporation or organization)

               ONE PICKWICK PLAZA, SUITE 310 GREENWICH, CT. 06830
   -------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (203) 625-0770
   -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


              1111 NORTH LOOP WEST, SUITE 400, HOUSTON, TEXAS 77008
    ------------------------------------------------------------------------
                 (Former address, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

      As of August 16, 1999, there were 6,442,309 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Operations
-----------------------------------------------------------------------------
                                     For the Three
                                         Months         For the Six Months
                                         Ended                Ended
                                        June 30,             June 30,
-----------------------------------------------------------------------------
                                      1999      1998        1999       1998
-----------------------------------------------------------------------------
                                    (In thousands, except per share amounts)

Revenues                           $  6,456  $  5,870   $    9,791  $  8,993

Cost of goods sold                    2,752     2,980        4,502     4,571
-----------------------------------------------------------------------------
Gross profit                       $  3,704  $  2,890   $    5,289  $  4,422
-----------------------------------------------------------------------------
Selling, general and
administrative                        3,472     2,337        5,625     4,259
Depreciation and amortization           536       309          814       611
-----------------------------------------------------------------------------
Operating income (loss)            $   (304) $    244   $   (1,150) $   (448)
-----------------------------------------------------------------------------

OTHER INCOME (EXPENSE)

Interest income                    $      9  $     91   $       27  $    179
Interest expense                       (809)     (477)      (1,148)     (899)
Other income (expense)                  (63)        5          (48)       24
-----------------------------------------------------------------------------
Total other expense                $   (863) $   (381)  $   (1,169) $   (696)
-----------------------------------------------------------------------------
Minority interest share of net
loss                               $     59  $     33   $      334  $    192
-----------------------------------------------------------------------------

Loss before provision for
   Income taxes                    $ (1,108) $   (104)  $   (1,985) $   (952)
Income tax benefit                     (114)      (58)        (206)      (18)
-----------------------------------------------------------------------------
Net loss                           $   (994) $    (46)  $   (1,779) $   (934)
-----------------------------------------------------------------------------
Basic net loss per common share    $   (.18) $   (.01)  $     (.32) $   (.18)
-----------------------------------------------------------------------------
Diluted net loss per common share  $   (.18) $   (.01)  $     (.32) $   (.18)
-----------------------------------------------------------------------------
Basic weighted average shares
outstanding                           5,842     5,306        5,842     5,306
-----------------------------------------------------------------------------
Diluted weighted average shares
outstanding                           5,842     5,306        5,842     5,306
-----------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets
---------------------------------------------------------------------------
                                            June 30,       December 31,
                                              1999             1998
---------------------------------------------------------------------------
ASSETS                              (In thousands, except par value and shares)
Current assets:
Cash and cash equivalents            $             632    $          9,133
Accounts receivable (net of
   allowance for doubtful accounts
   of $146 and $351)                             7,128               3,279
Notes receivable, current portion                   30                   -
Inventory                                        9,417               5,339
Deferred tax asset                               1,175               1,175
Other current assets                             1,479                 828
                                     ------------------     ---------------
Total current assets                            19,861              19,754

Property and equipment (net of
   accumulated depreciation of
   $412 and $310)                                1,842               1,507
Notes receivable, less current
portion                                            406                   -
Intangible assets (net of
   accumulated amortization of
   $2,685 and $1,961)                           39,829              12,044
Licenses and other assets                          207                 196
---------------------------------------------------------------------------
Total Assets                         $          62,145    $         33,501
---------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
Note payable                         $           8,692    $          1,000
Current portion of long-term debt                3,444               1,757
Accounts payable                                 3,017               1,265
Unearned revenue                                 1,773                   -
Accrued expenses and other
liabilities                                        842                 576
                                     ------------------     ---------------
Total current liabilities                       17,768               4,598

Long-term debt, less current
portion                                         19,429              10,196
---------------------------------------------------------------------------
Total Liabilities                    $          37,197    $         14,794
---------------------------------------------------------------------------
Minority interest                    $           1,679    $          1,764
---------------------------------------------------------------------------
Zero Coupon Redeemable/Convertible
   Preferred Stock, $.01 par value,
   500,000 shares authorized and
   issued, $5,000,000 liquidation
   value on April 6,                 $           2,069    $              -
---------------------------------------------------------------------------
Common stock, $.01 par value,
   7,500 shares   authorized; 539
   shares issued; 380 shares
   outstanding                       $               -    $              -
Class A common stock, $.01 par
   value, 10,000,000 shares
   authorized; 6,760,725 shares
   issued; 6,442,309 shares
   outstanding                                      68                  56
Additional paid-in capital                      73,544              67,520
Accumulated deficit                            (47,197)            (45,418)
Less: Treasury stock, at cost,
   318,575 shares                               (5,215)             (5,215)
---------------------------------------------------------------------------
Total Stockholders' Equity           $          21,200    $         16,943
---------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                 $          62,145    $         33,501
---------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------
                                            For the Six Months Ended
                                                     June 30,
--------------------------------------------------------------------------
                                            1999              1998
--------------------------------------------------------------------------
                                                 (In thousands)
Cash flows from operating
activities:
Net loss                               $      (1,779) $              (934)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   Depreciation and amortization                 871                  612
   Minority interest                            (334)                (191)
   Changes in operating assets and
   liabilities, net   of effects
   from acquisition of business
       Increase in accounts
         receivable                           (3,001)              (3,947)
       Increase in inventories                (4,078)              (5,112)
       Increase in other assets                 (284)                (403)
       Increase in accounts payable            1,434                1,747
       Increase in unearned revenue              172                    -
           Decrease in accrued
             expenses And other
             liabilities                        (993)                (567)
--------------------------------------------------------------------------
Net cash used in operating
activities                                    (7,992)              (8,795)
--------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and
     equipment                                  (130)                (117)
   Acquisition of subsidiaries, net
     of cash acquired                        (25,033)                 (43)
--------------------------------------------------------------------------
Net cash used in investing
  activities                                 (25,163)                (160)
--------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from line of credit, net           7,692                7,769
   Proceeds from term borrowing               13,150                    -
   Payments on term borrowings                (1,188)                (979)
   Issuance of Stock                           5,000                    -
--------------------------------------------------------------------------
Net cash provided by financing
  activities                                  24,654                6,790
--------------------------------------------------------------------------
Decrease in cash and cash
  equivalents                                 (8,501)              (2,165)

Cash and cash equivalents,
  beginning of period                          9,133               10,041
--------------------------------------------------------------------------
Cash and cash equivalents, end of
  period                             $           632  $             7,876
--------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
-------------------------------------------------------------------------
(1)  Financial Statements
-------------------------------------------------------------------------

The balance sheet at December 31, 1998 is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the latest Annual Report of Security Capital on Form 10-K.


-------------------------------------------------------------------------
(2)  Organization
-------------------------------------------------------------------------

Security Capital Corporation ("Security Capital" or, when referred together with its subsidiaries, the "Company") owns, through its 90% owned subsidiary, P.D. Holdings, Inc., 90% (77.5% effective after consideration of the outstanding warrants issued in connection with the acquisition) of the outstanding shares of Possible Dreams, Ltd. ("Possible Dreams"), a Delaware corporation. Possible Dreams acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd. and Columbia National Corporation, both Massachusetts corporations, during May 1996. Possible Dreams operates as an importer, designer, warehouser and distributor of collectible Christmas figurines and ornaments.

Security Capital also owns, through its 80% owned subsidiary, Pumpkin Masters Holdings, Inc. ("Holdings"), 100% (71.6% effective after consideration of the outstanding warrants issued in connection with the acquisition) of the outstanding shares of Pumpkin, Ltd. ("Pumpkin"), a Delaware corporation. Pumpkin acquired substantially all of the assets and assumed certain liabilities of Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc. (the "Predecessor Company") in June 1997. Pumpkin is engaged in the business of manufacturing and distributing pumpkin and watermelon carving kits (comprised primarily of tools and patterns) and related accessories. In June 1998, Pumpkin acquired the business and related assets, patents and trademarks of Our Kids. Our Kids is engaged in the business of selling sidewalk chalk products.

In addition to Possible Dreams and Pumpkin, Security Capital also owns, through its 98.1% owned subsidiary, Primrose Holdings, Inc. ("Primrose"), a Delaware corporation (89.7% effective after consideration of the outstanding warrants issued in conjunction with the acquisition), the outstanding shares of common stock of Primrose School Franchising Company ("PSFC"), Metrocorp Properties, Inc. ("Metrocorp") and The Jewel I, Inc. d/b/a Primrose Country Day School ("PCDS"). Primrose acquired all of the outstanding shares of capital stock of PSFC, Metrocorp and PCDS, Georgia corporations, on April 6, 1999. PSFC is a franchisor of educational based childcare centers throughout the southern and central United States. Metrocorp is in the business of providing real estate consulting and site selection services for franchisors of PSFC. PCDS is an educational based childcare center owned and operated by Primrose in Georgia.

-------------------------------------------------------------------------
(3)  Accounting Policies
-------------------------------------------------------------------------

INTERIM REPORTING
All costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income tax (benefit) has been provided based upon the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

INTANGIBLE ASSETS Intangible assets consist of cost in excess of the fair value of the net assets acquired in the Acquisition of Primrose (goodwill), franchise agreements, curriculum, and non-compete agreements, which are all being amortized on a straight-line basis as follows:

      Goodwill                25 years
      Franchise agreements    21 years
      Cirriculum              10 years
      Non-compete              3 years.

REVENUE RECOGNITION
Primrose recognizes royalties as revenue based on the monthly revenues of the franchisees. Franchise and real estate service fees are collected at various intervals prior to the opening of an educational based childcare center and are deferred until the franchised educational based childcare center has commenced operations.

Primrose assignment fee revenue is recognized in two intervals. A portion of the revenue is recognized at the date of assignment and the other portion is deferred until the franchised educational based childcare center has commenced operations.

Primrose school tuition revenue is recognized as earned over the school year.

PREFERRED SHARE ACCRETION
Differences between the carrying value of redeemable preferred shares and their redemption value are accreted using the interest method over the remaining estimated period to redemption, by charges to retained earnings (if any) or to additional paid-in capital.

DEBT DISCOUNT AMORTIZATION
Differences between the carrying value of debt and the face amount of the debt are amortized as interest expense over the term of the debt using the interest method.

-------------------------------------------------------------------------
(4)  Earnings Per Share Calendar Year 1999 and Calendar Year 1998
-------------------------------------------------------------------------

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

The net loss reported for the three and six-month periods ended June 30, 1999 was increased by $69,038 for the accretion of the redeemable/convertible preferred stock to calculate the net loss per common share. The weighted average number of shares outstanding used in the computation of basic and fully diluted earnings per share is as follows (in thousands):

                            Calendar Year 1999     Calendar Year 1998
                               6 Months                6 Months
                               --------                --------
Basic                            5,842                   5,306

Fully diluted                    5,842                   5,306

-------------------------------------------------------------------------
(5)  Acquisition of Primrose
-------------------------------------------------------------------------

On April 6, 1999, Primrose acquired all of the outstanding shares of common stock (the "Shares") of PSFC, Metrocorp and PCDS ( PCDS, together with PSFC and Metrocorp, the "Companies") from Paul L. Erwin and The Paul L. Erwin Grantor Retained Annuity Trust (together with Paul L. Erwin, the "Shareholders") (the "Primrose Acquisition").

The consideration paid the to the Shareholders for the Shares was $26,650,000, consisting of $24,650,000 in cash ($1,500,000 of which is to be held in escrow for 18 months) and 500,000 shares of Zero Coupon

Convertible Preferred Stock of Security Capital, which have a liquidation value of $10 per share, are convertible into 500,000 shares of Class A Common Stock and are valued at $2,000,000. Of the cash paid to the Shareholders, $12,750,000 was paid by Security Capital, $5,000,000 of which was provided by Security Capital through a private placement to Security Capital's controlling stockholder of 1,136,364 shares of Class A Common Stock and the balance was borrowed pursuant to the Credit Agreement described below. Of the 26,000 shares of Common Stock, par value $.01 per share, of Primrose issued in connection with the Primrose Acquisition, Security Capital owns 25,500 shares and management of PSFS owns 500 shares.

In connection with the closing of the Primrose Acquisition, Canadian Imperial Bank of Commerce, as administration agent ("CIBC") for the lenders (collectively, the "Lenders") named in the Credit Agreement, dated as of April 6, 1999 (the "Credit Agreement"), among Primrose and CIBC, provided term loans to Primrose in aggregate principal amount of $13,150,000, the proceeds of which term loans were used in part to refinance certain existing debt of PSFC, to finance the Primrose Acquisition and to pay fees and Primrose expenses incurred in connection with the Primrose Acquisition. PSFC became obligated on the term loans through a Joinder and Assumption Agreement between it and CIBC. In addition, the Lenders are to make available to Primrose, and to PSFC pursuant to the Joinder and Assumption Agreement, revolving credit loans in an aggregate principal amount at any one time not to exceed $2,500,000. The facilities are secured by all of the assets of the Companies as well as by a pledge to the Lenders of the capital stock of the Companies owned by Primrose. In addition, Metrocorp and PCDS agreed to guarantee the loans pursuant to a Subsidiaries Guarantee, dated as of April 6, 1999, among CIBC, Metrocorp and PCDS.

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

In addition, the Companies and Primrose became parties to the Consolidated Income Tax Sharing Agreement, dated May 17, 1996, among Security Capital, P.D. Holdings, Inc., a Delaware corporation, and Possible Dreams, Ltd., a Delaware corporation, and, pursuant to a Joinder Agreement dated as of June 27, 1997, Pumpkin Ltd., whereby Primrose will calculate and pay to Security Capital the amount of its income tax liability calculated as if Primrose were not part of a consolidated group. Security Capital will pay to the relevant tax authorities its tax liability, taking into account its own tax position and the utilization of its tax loss carryforwards.

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

The Company's preliminary allocation of the purchase price is subject to the receipt of final valuations and apprisals of certain assets acquired and liabilities assumed, as well as the valuation of the preferred shares. In addition, cash proceeds to the seller of $1,500,000 have placed in escrow. Final resolution of such items could result in adjustments to the amounts shown above.

-------------------------------------------------------------------------
(6) Debt
-------------------------------------------------------------------------

In April, 1999, the Company obtained a term loan in the amount of $13,150,000 from CIBC, which it used to repay certain acquired indebtedness related to Primrose and to finance the Primrose Acquisition. In addition, the Company obtained a revolving credit loan facility in the amount $2,500,000. The term loan and any borrowings under the revolving credit loan facility are secured by all assets of Primrose and by a pledge of its capital stock.

The term loan bears interest at 8.5% and is due in quarterly installments through April 6, 2005.

 The revolving credit loan facility bears interest at 9.75%.

-------------------------------------------------------------------------
(7) Redeemable Preferred Stock
-------------------------------------------------------------------------

The Company issued 500,000 zero coupon, redeemable, convertible, preferred shares in connection with the Primrose Acquisition. Such shares have a stated liquidation value of $10 per share, and are convertible into 500,000 shares of Class A Common Stock of the Company. The preferred shares become redeemable at their liquidation value at the earlier of the date Primrose's earnings before interest, taxes, depreciation and amortization exceeds $8,900,000 on a latest twelve month basis on or after April 6, 2002, or at its maturity date of April 6, 2006.

-------------------------------------------------------------------------
(8) Stockholders' Equity
-------------------------------------------------------------------------

During the quarter ended June 30, 1999, the Company sold 1,136,364 shares of Class A Common Stock for $5,000,000 in a private placement to the Company's controlling stockholder.

During the quarter ended June 30, 1999, the Company issued a warrant to its bank to purchase 2,415.3 shares of Primrose, at a price per share of $.01. Such warrants were issued in connection with the bank's granting of the term loan related to Primrose. In addition, the Company issued a warrant to the bank to obtain Class A Common Shares of the Company in exchange for the Primrose warrant. The Company has preliminarily estimated the fair value of the warrants to be $1,105,000, and has recorded the transaction as a reduction to the carrying value of the bank debt and as an increase to additional paid-in capital. The warrants provide for certain restrictions on transfer, registration rights, and anti-dilution protection.

-------------------------------------------------------------------------
(9)  Segment Disclosure
-------------------------------------------------------------------------

The Company has two reportable segments: education and seasonal products. The education segment consists of Primrose Holdings, Inc., a franchisor of educational based childcare centers throughout the southern and central United States. The seasonal products segment consists of Pumpkin Masters Holdings, Inc., and P.D. Holdings, Inc., which are designers, importers and manufacturers of Halloween and Christmas products.

The Company evaluates performance based on profit or loss from operations before interest, taxes, depreciation, amortization, minority interest and exclusive of nonrecurring gains or losses.

                                  Education            Seasonal Products           Other                   Total
                             --------------------------------------------------------------------------------------------
                               Six Months Ended        Six Months Ended       Six Months Ended        Six Months Ended
                                    June 30,               June 30,                June 30,                June 30,
                               1999        1998        1999        1998        1999        1998        1999        1998
                             --------    --------    --------    --------    --------    --------    --------    --------
                                                              (In thousands)
Segment Income or (Loss):

Revenues from
   external customers ....   $  1,142    $      -    $  8,649    $  8,993    $      -    $      -    $  9,791    $  8,993

Intersegment revenues ....   $      -    $      -    $      -    $      -    $      -    $      -    $      -    $      -

Segment income (loss) ....   $    347    $      -    $   (445)   $    443    $   (237)   $   (279)   $   (335)   $    164

Reconciliation of Segment
Disclosure to Consolidated
Income Statement:

Segment income (loss) ....   $    347    $      -    $   (445)   $    443    $   (237)   $   (279)   $   (335)   $    164

Depreciation expense .....          8           -          95          90           -           -         103          90

Amortization expense .....        286           -         426         522           -           -         712         522
                             --------------------------------------------------------------------------------------------

Operating income (loss) ..   $     53    $      -    $   (966)   $   (169)   $   (237)   $   (279)   $ (1,150)   $   (448)
                             ============================================================================================

Segment Assets ...........   $ 30,428    $      -    $ 30,224    $ 31,916    $  1,493    $  7,645    $ 62,145    $ 39,561
                             ============================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in this Report on Form 10-Q. Additional information concerning factors that could cause results to differ materially from those forward-looking statements is contained under "Part II -- Item 5. Other Information."

RESULTS OF OPERATIONS

Security Capital reported a net loss of $994,000 and $1,779,000 for the three and six-month periods ended June 30, 1999, respectively. This compares to a net loss of $46,000 and $934,000 for the same three and six-month periods of the prior fiscal year. The Company reported a net loss per common share of $.18 and $.32 for the three and six-month periods ended June 30, 1999, respectively, as compared to a net loss per common share of $.01 and $.18 for the same three and six-month periods of the prior fiscal year.

Revenues increased by $586,000 and $798,000 to $6,456,000 and $9,791,000 for the
three and six-month periods ended June 30, 1999, respectively. This represented an increase of 10% and 8% for the three and six-month periods ended June 30, 1999, respectively. Without taking into consideration the acquisitions of Our Kids in June 1998, and Primrose in April 1999, revenues decreased by $556,000 and $344,000 for the three and six-month periods June 30, 1999, respectively, as compared to the same three and six-month periods of the prior fiscal year. The decrease was primarily attributable to the timing and shipments of the Company's seasonal products segment during that segment's traditionally weakest quarter. The education segment revenues were $1,142,000 for the period April 6, 1999 through June 30, 1999. Total education system revenue, i.e., total franchisee gross revenues, increased $3,884,233 and $6,975,222, or 37% and 33%, for the three and six-month periods ended June 30, 1999, respectively, as compared to the historical pre-acquisition records of Primrose. Total royalty revenue Primrose earned from system revenues increased $272,726 and $489,000, or 38% and 34%, for the three and six-month periods ended June 30 1999, as compared to the historical pre-acquisition records of Primrose. These increases were generated from a 29% increase in the number of educational based childcare centers, which was 67 and 52 as of June 30, 1999 and 1998, respectively. This segment has signed 28 franchise agreements with associated unearned revenue of $1,773,000 recorded on its balance sheet as of June 30, 1999. Subsequent to this reporting period this segment has made the strategic decision to increase its support staff to a level sufficient to accommodate growth of up to 20 educational based childcare centers per year.

Selling, general and administrative expense increased by $1,135,000 and $1,366,000 for the three and six-month periods ended June 30, 1999, respectively. Without taking into consideration the Primrose Acquisition, selling, general and administrative expense increased $340,000 and $541,000 for the three and six-month periods ended June 30, 1999, respectively, as compared to the same three and six-month periods of the prior fiscal year. The increase was primarily due to the seasonal products segment increasing its staff to accommodate its expected growth.

Depreciation and amortization increased by $227,000 and $203,000 for the three and six-month periods ended June 30, 1999, respectively. Without taking into consideration the Primrose Acquisition, depreciation and amortization decreased by $65,000 and $89,000 for the three and six-month periods ended June 30, 1999, respectively, as compared to the same three and six-month period of the prior fiscal year.

Interest expense increased by $332,000 and $249,000 for the three and six-month periods ended June 30, 1999, respectively. Without taking into consideration the Primrose Acquisition, interest expense increased or (decreased) by $26,000 and ($57,000) for the three and six month periods ended June 30, 1999, respectively, as compared to the same three and six-month periods of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $8,501,000, from $9,133,000 at December 31, 1998 to $632,000 at June 30, 1999. Approximately $6,500,000 of the decrease in cash and cash equivalents was primarily attributable to net effects of the common stock issuance, the Primrose Acquisition, and Primrose's operating cash flow from April 6, 1999 through June 30, 1999. The seasonal products segments cash and cash equivalents decreased $1,900,000 for the six-month period ended June 30, 1999. This segment experiences a significant seasonal pattern not only in its operating results but also in its cash flow and working capital requirements.

The Company's consolidated working capital decreased by $13,063,000, from $15,156,000 at December 31, 1998 to $2,093,000 at June 30, 1999. Approximately
$10,500,000 of the decrease was primarily attributable to the Primrose Acquisition. The seasonal products segment's decrease in working capital was approximately $2,300,000 for the six-month period ended June 30, 1999. This segment generally has greater working capital needs in its second and third quarter due to its seasonal pattern.

The Company's education segment maintains a $2,500,000 revolving line of credit, which had a balance of $200,000 at June 30, 1999. The seasonal products segment, in aggregate, maintains a $13,500,000 revolving line of credit, which had a balance of $8,492,000 on June 30, 1999. Portions of the revolving lines of credit may be limited to a borrowing base as defined in the Company's 1998 Annual Report on Form 10-K.

At this time Security Capital does not have reserves of internal funds available for new acquisitions. However, the Company believes it has the ability to acquire such funds if and when the Company deems it necessary to compete for possible future acquisitions. As of August 11, 1999, Security Capital had approximately $200,000 of cash and cash equivalents on hand, which is sufficient to meet its operating expenses for the remainder of calendar year 1999. Its subsidiaries all have sufficient cash and cash equivalents on hand or available through their respective revolving lines of credit at August 11, 1999 to meet their respective working capital and operating expenditure requirements for the remainder of calendar year 1999.

The Company had no major capital expenditures during the quarter and expects no major capital expenditures during the remainder of calendar year 1999.

YEAR 2000

The Company has been assessing the impact of the Year 2000 on its business by conducting a review of the computer systems with date-related functionality used in its business. The Company is in the process of taking all steps that it believes are necessary or appropriate to ensure that such systems actively process all dates, including those before, on or after January 1, 2000, without loss of functionality or performance. Incremental spending for hardware upgrades and software modifications and testing required for Year 2000 compliance is currently estimated to be approximately $100,000, with $75,000 incurred in the six-month period ended June 30, 1999, and the remainder to be incurred in the third quarter of calendar year 1999. It is expected that internal Year 2000 compliance issues will be resolved by the end of the third quarter of calendar year 1999.

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

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting") on June 22, 1999.

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

ITEM 5.  OTHER INFORMATION.

This filing contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of the Company's stock price, development by competitors of new or superior products or services, or entry into the market of new competitors, the sufficiency of the Company's working capital and the ability to assimilate and integrate acquisitions and to continue it acquisition program. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS:         27. Financial Data Schedule

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

                              SECURITY CAPITAL CORPORATION

Date: August 16, 1999            By:
                                 ------------------------------------
                                 A. George Gebauer
                                 President



Date: August 16, 1999            By:
                                 ------------------------------------
                                 William R. Schlueter
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                  DESCRIPTION
      -----------              -------------
          27              FINANCIAL DATA SCHEDULE