Form 10-Q
period 1999-09-30
SECURITY CAPITAL CORP/DE/
filed 1999-11-22
CIK 314340

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999.

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


               ONE PICKWICK PLAZA, SUITE 310 GREENWICH, CT. 06830
          (Address of principal executive offices, including zip code)


                                 (203) 625-0770
              (Registrant's telephone number, including area code)



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

      As of November 16, 1999, there were 6,442,309 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Operations

                                  FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                          ENDED                    ENDED
                                      SEPTEMBER 30,             SEPTEMBER 30,
                                  ---------------------     ---------------------
                                    1999         1998         1999         1998
                                  --------     --------     --------     --------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues
Educational services revenue .       1,450         --          2,591         --
Seasonal products sales ......    $ 18,853     $ 17,193     $ 27,503     $ 26,186
                                  --------     --------     --------     --------
Total revenues ...............    $ 20,303     $ 17,193     $ 30,094     $ 26,186
                                  --------     --------     --------     --------
Cost of revenues
Educational services costs ...    $    358     $   --       $    657     $   --
Seasonal products costs ......       8,371        8,098       12,873       12,669
                                  --------     --------     --------     --------
Total cost of revenues .......    $  8,729     $  8,098     $ 13,530     $ 12,669
                                  --------     --------     --------     --------
Gross profit .................    $ 11,574     $  9,095     $ 16,564     $ 13,517
                                  --------     --------     --------     --------
Selling, general and
  administrative .............       4,562        3,966        9,888        8,225
Depreciation and amortization          617          304        1,431          915
                                  --------     --------     --------     --------
Operating income .............    $  6,395     $  4,825     $  5,245     $  4,377
                                  --------     --------     --------     --------
OTHER INCOME (EXPENSE)

Interest income ..............    $      3     $     89     $     30     $    268
Interest expense .............        (975)        (662)      (2,123)      (1,561)
Other income (expense) .......          21         --            (27)          24
                                  --------     --------     --------     --------
Total other expense ..........    $   (951)    $   (573)    $ (2,120)    $ (1,269)
                                  --------     --------     --------     --------
Income before provision for
  income taxes and minority
  interest ...................    $  5,444     $  4,252     $  3,125     $  3,108
Income tax expense ...........         466          266          260          248
Minority interest in income of
   consolidated subsidiaries .         985          727          651          535
                                  --------     --------     --------     --------
Net income ...................    $  3,993     $  3,259     $  2,214     $  2,325
                                  --------     --------     --------     --------
Earnings per share:
Basic ........................    $    .61     $    .61     $    .34     $    .44
Diluted ......................    $    .58     $    .61     $    .34     $    .44
                                  --------     --------     --------     --------
Weighted average shares
  outstanding:
Basic ........................       6,442        5,306        6,044        5,306
Diluted ......................       6,942        5,306        6,368        5,306
                                  --------     --------     --------     --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets

                                               SEPTEMBER 30,  DECEMBER 31,
                                                   1999         1998
                                               ------------   -----------

ASSETS                               (IN THOUSANDS, EXCEPT PAR VALUE AND SHARES)
Current assets:
Cash and cash equivalents ...................    $    566     $  9,133
Accounts receivable (net of
   allowance for doubtful accounts
   of $175 and $351) ........................      21,459        3,279
Notes receivable, current portion ...........          42         --
Inventory ...................................       6,077        5,339
Deferred tax asset ..........................       1,175        1,175
Other current assets ........................         837          828
                                                 --------     --------
Total current assets ........................    $ 30,156     $ 19,754

Property and equipment (net of
   accumulated depreciation of
   $419 and $310) ...........................       1,760        1,507
Notes receivable, less current
   portion ..................................         389         --
Intangible assets (net of
   accumulated amortization of
   $3,032 and $1,961) .......................      39,340       12,044
Licenses and other assets ...................         213          196
                                                 --------     --------
Total Assets ................................    $ 71,858     $ 33,501
                                                 --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable ...............................    $ 14,322     $  1,000
Current portion of long-term debt ...........       3,568        1,757
Accounts payable ............................       2,062        1,265
Unearned revenue ............................       1,793         --
Accrued expenses and other
   liabilities ..............................       2,008          576
                                                 --------     --------
Total current liabilities ...................    $ 23,753     $  4,598
Long-term debt, less current
   portion ..................................      18,180       10,196
                                                 --------     --------
Total Liabilities ...........................    $ 41,933     $ 14,794
                                                 --------     --------
Minority interest ...........................    $  2,663     $  1,764
                                                 --------     --------
Zero Coupon Redeemable/Convertible
   Preferred Stock, $.01 par value,
   500,000 shares authorized and issued,
   $5,000,000 liquidation value on
   April 6, 2006 ............................    $  2,135     $   --
                                                 --------     --------
Common stock, $.01 par value,
   7,500 shares authorized; 539
   shares issued; 380 shares
   outstanding ..............................    $   --       $   --
Class A common stock, $.01 par
   value, 10,000,000 shares
   authorized; 6,760,725 shares
   issued; 6,442,309 shares
   outstanding ..............................          68           56
Additional paid-in capital ..................      73,478       67,520
Accumulated deficit .........................     (43,204)     (45,418)
Less: Treasury stock, at cost,
   318,575 shares ...........................      (5,215)      (5,215)
                                                 --------     --------
Total Stockholders' Equity ..................    $ 25,127     $ 16,943
                                                 --------     --------
Total Liabilities and
   Stockholders' Equity .....................    $ 71,858     $ 33,501
                                                 --------     --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                         1999         1998
                                                       --------     --------
                                                           (IN THOUSANDS)
Cash flows from operating activities:
Net Income ........................................    $  2,214     $  2,325
Adjustments to reconcile net income
to net cash used in operating activities:
   Depreciation and amortization ..................       1,576          915
   Minority interest ..............................         651          535
   Loss on disposition of property and equipment ..          29         --
   Changes in operating assets and liabilities, net
     of effects from acquisition of business
       (Increase) decrease in accounts receivable .     (17,327)     (15,967)
       (Increase) decrease in inventories .........        (738)      (1,837)
       (Increase) decrease in other assets ........         314          (89)
       Increase (decrease) in accounts payable ....         477          695
       Increase (decrease) in unearned revenue ....         193         --
       Increase (decrease) in accrued expenses
         and other liabilities ....................         170          453
                                                       --------     --------
Net cash used in operating activities .............     (12,441)     (12,970)
                                                       --------     --------

Cash flows from investing activities:
   Purchases of property and equipment ............        (194)        (221)

   Acquisition of subsidiaries, net of
      cash acquired ...............................     (25,033)        --
                                                       --------     --------
Net cash used in investing activities .............     (25,227)        (221)
                                                       --------     --------
Cash flows from financing activities:
   Proceeds from line of credit, net ..............      13,321       12,544
   Proceeds from term borrowing ...................      13,150         --
   Payments on term borrowings ....................      (2,370)      (1,576)
   Issuance of Stock ..............................       5,000         --
                                                       --------     --------
Net cash provided by financing activities .........      29,101       10,968
                                                       --------     --------

Decrease in cash and cash equivalents .............      (8,567)      (2,223)

Cash and cash equivalents, beginning of period ....       9,133       10,041
                                                       --------     --------
Cash and cash equivalents, end of period ..........    $    566     $  7,818
                                                       --------     --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Security Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(1)  Financial Statements

The balance sheet at December 31, 1998 is condensed financial information taken from the audited balance sheet as restated. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the latest Annual Report of Security Capital on Form 10-K/A.

(2)  Organization

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

Security Capital also owns, through its 80% owned subsidiary, Pumpkin Masters Holdings, Inc. ("Holdings"), 100% (71.6% effective after consideration of the outstanding warrants issued in connection with the acquisition) of the outstanding shares of Pumpkin, Ltd. ("Pumpkin"), a Delaware corporation. Pumpkin acquired substantially all of the assets and assumed certain liabilities of Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc. (the "Predecessor Company") in September 1997. Pumpkin is engaged in the business of manufacturing and distributing pumpkin and watermelon carving kits (comprised primarily of tools and patterns) and related accessories. In September 1998, Pumpkin acquired the business and related assets, patents and trademarks of Our Kids. Our Kids is engaged in the business of selling sidewalk chalk products.

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

(3)  Accounting Policies

INTERIM REPORTING
All costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income tax expense has been provided based upon the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

INTANGIBLE ASSETS
Intangible assets consist of cost in excess of the fair value of the net assets acquired in the acquisition of PSFC, Metrocorp and PCDS (goodwill), franchise agreements, curriculum, and non-compete agreements, which are all being amortized on a straight-line basis as follows:

      Goodwill                25 years
      Franchise agreements    21 years
      Curriculum              10 years
      Non-compete              3 years.

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

PREFERRED SHARE ACCRETION
Differences between the carrying value of redeemable preferred shares and their redemption value are accreted using the interest method over the remaining estimated period to redemption, by charges to additional paid-in capital.

DEBT DISCOUNT AMORTIZATION
Differences between the carrying value of debt and the face amount of the debt are amortized to interest expense over the term of the debt using the interest method.

(4)  Earnings Per Share Calendar Year 1999 and Calendar Year 1998

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

The net income per share reported for the three and nine-month periods ending September 30, 1999 was decreased by $66,239 and $135,277 for the accretion of the redeemable/convertible preferred stock to calculate basic net income per common share.

 (5)  Acquisition of Primrose

On April 6, 1999, Primrose acquired (the "Primrose Acquisition") all of the outstanding shares of common stock (the "Shares") of PSFC, Metrocorp and PCDS ( PCDS, together with PSFC and Metrocorp, the "Companies") from Paul L. Erwin and The Paul L. Erwin Grantor Retained Annuity Trust (together with Paul L. Erwin, the "Shareholders").

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

In addition, the Companies and Primrose became parties to the Consolidated Income Tax Sharing Agreement, dated May 17, 1996, among Security Capital, P.D. Holdings, Inc., a Delaware corporation, and Possible Dreams, Ltd., a Delaware corporation, and, pursuant to a Joinder Agreement dated as of September 27, 1997, Pumpkin Ltd., whereby Primrose will calculate and pay to Security Capital the amount of its income tax liability calculated as if Primrose were not part of a consolidated group. Security Capital will pay to the relevant tax authorities its tax liability, taking into account its own tax position and the utilization to its tax loss carryforwards.

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

Preliminary allocation of the purchase price:

         Cash paid to seller ............    $ 24,650,000
         Preferred stock issued to seller       2,000,000
                                             ------------
                                               26,650,000
         Assets acquired ................      (2,568,000)
         Liabilities assumed ............       2,879,000
         Acquisition costs ..............       1,585,000
                                             ------------
                                             $ 28,546,000
                                             ============

The Company's preliminary allocation of the purchase price is subject to the receipt of final valuations and appraisals of certain assets acquired and liabilities assumed, as well as the valuation of the preferred shares. In addition, cash proceeds to the seller of $1,500,000 have placed in escrow. Final resolution of such items could result in adjustments to the amounts shown above.

Assuming the purchase occurred as of January 1, 1998, pro forma results of operations would have been as follows:

                                         FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                      --------------------------------
                                           1999              1998
                                      --------------    --------------
         Revenues ................    $   33,256,000    $   31,040,000
         Net Income ..............         2,294,000         1,960,000
         Earnings per common share
            Basic ................    $         0.33    $         0.27
            Diluted ..............    $         0.33    $         0.27
                                      --------------    --------------

(6) Debt

In April 1999, the Company obtained a term loan in the amount of $13,150,000 from CIBC, which it used to repay certain acquired indebtedness related to Primrose and to finance the acquisition of Primrose. In addition, the Company obtained a revolving credit loan facility in the amount $2,500,000. The term loan and any borrowings under the revolving credit loan facility are secured by all assets of the Primrose subsidiaries and by a pledge of the Company's capital stock in such subsidiaries.

The term loan bears interest at LIBOR plus 3%, or 8.5%, and is due in quarterly installments through April 6, 2005.

 The revolving credit loan facility bears interest at 9.75%.

(7) Redeemable/Convertible Preferred Stock

The Company issued 500,000 zero coupon, redeemable, convertible, preferred shares in connection with the Primrose Acquisition. Such shares have a stated liquidation value of $10 per share, and are convertible into 500,000 shares of Class A Common Stock of the Company. The preferred shares become redeemable at their liquidation value at the earlier of (1) the date Primrose's earnings before interest, taxes, depreciation and amortization exceeds $8,900,000 on a latest twelve month basis on or after April 6, 2002 or (2) at their maturity date of April 6, 2006.

(8) Stockholders' Equity

During the nine month period ended September 30, 1999, the Company sold 1,136,364 shares of Class A Common Stock for $5,000,000 in a private placement to the Company's controlling stockholder.

During the nine month period ended September 30, 1999, the Company issued a warrant to its bank to purchase 2,415.3 shares of its Primrose subsidiary, at a price per share of $.01. Such warrants were issued in connection with the bank's granting of the term loan related to Primrose. In addition, the Company issued a warrant to the bank to obtain Class A Common Shares of the Company in exchange for the Primrose warrant. The Company has preliminarily estimated the fair value of the warrants to be $1,105,000, and has recorded the transaction as a reduction to the carrying value of the bank debt and as an increase to additional paid-in capital. The warrants provide for certain restrictions on transfer, registration rights, and anti-dilution protection.

(9)  Segment Disclosure

Following the Primrose Acquisition in April 1999, the Company has two segments. The educational segment consists of the Primrose, a franchisor of educational-based childcare centers throughout the southern and central United States. The seasonal products segment consists of the Company's activities in the design, importing, and manufacturing of Halloween and Christmas products. Management evaluates performance of its segments based upon results before interest, taxes, depreciation, amortization, minority interests and nonrecurring gains or losses.

                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                      ---------------------     ---------------------
                                        1999         1998         1999         1998
                                      --------     --------     --------     --------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues from external customers:
Educational services .............    $  1,450     $   --       $  2,591     $    --
Seasonal products ................      18,853       17,193       27,503       26,186
                                      --------     --------     --------     --------
Total Revenue ....................    $ 20,303     $ 17,193     $ 30,094     $ 26,186
                                      --------     --------     --------     --------
Segment income:
Educational services .............    $    654     $   --       $  1,063     $   --
Seasonal products ................       6,542        5,287        6,235        5,729
                                      --------     --------     --------     --------
Total segment income .............    $  7,196     $  5,287     $  7,298     $  5,729
                                      --------     --------     --------     --------
Corporate & Other ................    $ (1,752)    $ (1,035)    $ (4,173)    $ (2,621)
                                      --------     --------     --------     --------
Income before provision for income
  taxes and minority interest ....    $  5,444     $  4,252     $  3,125     $  3,108
                                      --------     --------     --------     --------

Corporate & other includes non-segment corporate expenses, depreciation and amortization, interest income, interest expense and other income (expense).


                              SEPTEMBER 30,       DECEMBER 31,
                                 1999               1998
                              ------------        -----------
                                      (IN THOUSANDS)
Segment assets:
Educational services .........  $29,520            $  --
Seasonal products ............   40,946             25,257
Corporate & Other ............    1,392              8,244
                                -------            -------
Total Assets .................  $71,858            $33,501
                                -------            -------

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

RESULTS OF OPERATIONS

Security Capital reported a net income of $3,993,000 and $2,214,000 for the three and nine-month periods ended September 30, 1999, respectively. This compares to a net income of $3,259,000 and $2,325,000 for the same three and nine-month periods of the prior fiscal year. The Company reported basic net income per common share of $.61 and $.34 for the three and nine-month periods ended September 30, 1999, respectively, as compared to basic net income per common share of $.61 and $.44 for the same three and nine-month periods of the prior fiscal year.

Revenues increased by $3,110,000 and $3,908,000 to $20,303,000 and $30,094,000
for the three and nine-month periods ended September 30, 1999, respectively. This represented an increase of 18% and 15% for the three and nine-month periods ended September 30, 1999, respectively. Without taking into consideration the acquisitions of Our Kids in September 1998, and Primrose in April 1999, revenues increased by $1,389,000 and $1,046,000 for the three and nine-month periods September 30, 1999, respectively, as compared to the same three and nine-month periods of the prior fiscal year. The increase was primarily attributable to strong demand for the Company's seasonal products segment during that segment's traditionally strongest quarter. Educational segment revenues were $1,450,000 and $2,591,000 for the three and six-month periods September 30, 1999, respectively. Total education system revenue, or gross revenue of all educational based childcare center franchises increased $3,617,236 and $10,592,458, or 34% and 33%, for the three and nine-month periods ended September 30, 1999, respectively, as compared to the historical pre-acquisition records of Primrose. Total royalty revenue Primrose earned from system revenues increased $261,719 and $752,521, or 36% and 35%, for the three and nine-month periods ended September 30 1999, as compared to the historical pre-acquisition records of Primrose. These increases were generated from a 21% increase in the number of educational based childcare centers, which was 69 and 57 as of September 30, 1999 and 1998, respectively. Primrose has awarded 32 franchise agreements with associated unearned revenue of $1,793,000 recorded on its balance sheet as of September 30, 1999. This segment has recently increased its support staff to a level sufficient to accommodate growth of up to 24 educational based childcare centers per year.

Selling, general and administrative expense increased by $596,000 and $1,663,000 for the three and nine-month periods ended September 30, 1999, respectively. Without taking into consideration the Primrose Acquisition, selling, general and administrative expense increased $100,000 and $671,000 for the three and nine-month periods ended September 30, 1999, respectively, as compared to the same three and nine-month periods of the prior fiscal year. The increase was primarily due to the seasonal products segment increasing its staff to accommodate growth and the development of new products.

Depreciation and amortization increased by $313,000 and $516,000 for the three and nine-month periods ended September 30, 1999, respectively. Without taking into consideration the Primrose Acquisition, depreciation and amortization decreased by $44,000 and $133,000 for the three and nine-month periods ended September 30, 1999, respectively, as compared to the same three and nine-month period of the prior fiscal year. The decrease was primarily due to decreased amortization expense related to fully amortized intangible assets of the seasonal products segment.

Interest expense increased by $313,000 and $562,000 for the three and nine-month periods ended September 30, 1999, respectively. Without taking into consideration the Primrose Acquisition, interest expense decreased by $52,000 and $109,000 for the three and nine-month periods ended September 30, 1999, respectively, as compared to the same three and nine-month periods of the prior fiscal year. The decrease is primary due to reduced average debt levels of the seasonal products segment.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $8,567,000, from $9,133,000 at December 31, 1998 to $566,00 at September 30, 1999. Approximately $6,500,000 of the
decrease in cash and cash equivalents was primarily attributable to net effects of the common stock issuance, the Primrose Acquisition, and Primrose's operating cash flow from April 6, 1999 through September 30, 1999. The seasonal products segments cash and cash equivalents decreased $1,800,000 for the nine-month period ended September 30, 1999. This segment experiences a significant seasonal pattern not only in its operating results but also in its cash flow and working capital requirements. The remaining decrease of $200,000 resulted from the net uses of the Company's educational segment for its normal operating expenses.

The Company's consolidated working capital decreased by $8,753,000, from $15,156,000 at December 31, 1998 to $6,403,000 at September 30, 1999.
Approximately $10,500,000 of the decrease was primarily attributable to the Primrose Acquisition and an additional $500,000 used for its normal operating expenses and its increased staff as discussed above. The seasonal products segment's increase in working capital was approximately $2,200,000 for the nine-month period ended September 30, 1999 which was primarily generated by its earnings in the third quarter due to its seasonal pattern.

The Company's education segment maintains a $2,500,000 revolving line of credit, which had a balance of $500,000 at September 30, 1999. The seasonal products segment, in aggregate, maintains a $15,000,000 revolving line of credit, which had a balance of $13,822,000 on September 30, 1999 which is due to its seasonal pattern. Portions of the revolving lines of credit may be limited to a borrowing base as defined in the Company's Annual Report or Form 10-K.

At this time Security Capital does not have reserves of internal funds on hand available for new acquisitions. However, the Company believes it has the ability to acquire such funds if and when the Company deems it necessary to compete for possible future acquisitions. As of November 11, 1999, Security Capital had approximately $200,000 of cash and cash equivalents on hand, which is sufficient to meet its operating expenses for the remainder of calendar year 1999. Its subsidiaries all have sufficient cash and cash equivalents on hand or available through their respective revolving lines of credit at November 11, 1999 to meet their respective working capital and operating expenditure requirements for the remainder of calendar year 1999.

The Company had no major capital expenditures during the quarter and expects no major capital expenditures during the remainder of calendar year 1999.

YEAR 2000

The Company has been assessing the impact of the Year 2000 on its business by conducting a review of the computer systems with date-related functionality used in its business. The Company is in the process of taking all steps that it believes are necessary or appropriate to ensure that such systems actively process all dates, including those before, on or after January 1, 2000, without loss of functionality or performance. Incremental spending for hardware upgrades and software modifications and testing required for Year 2000 compliance is currently estimated to be approximately $120,000, with $75,000 incurred in the nine-month period ended September 30, 1999, and the remainder to be incurred in the fourth quarter of calendar year 1999. It is expected that internal Year 2000 compliance issues will be resolved by December 1, 1999.

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

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

This filing contains certain forward-looking statements such as the Company's or the management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of the Company's stock price, development by competitors of new or superior products or services, or entry into the market of new competitors, the sufficiency of the Company's working capital and the ability to assimilate and integrate acquisitions and to continue it acquisition program. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS:         None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SECURITY CAPITAL CORPORATION



Date: November 22, 1999          By:
                                      A. George Gebauer
                                      President



Date: November 22, 1999          By:
                                      William R. Schlueter
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)