Form 10-K405
period 1999-12-31
SECURITY CAPITAL CORP/DE/
filed 2000-03-31
CIK 314340

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                         Commission File Number: 1-7921

                          SECURITY CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter.)

               Delaware                              13-3003070
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                          One Pickwick Plaza, Suite 310
                          Greenwich, Connecticut 06830
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (203) 625-0770

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                ON WHICH REGISTERED
     Class A Common Stock, $.01 par value        American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 2000, 6,442,309 shares of the Registrant's voting stock were outstanding, of which 5,321,313 shares were held by affiliates of the Registrant. The aggregate market value of the remaining 1,120,996 shares of voting stock held by non-affiliates (based upon the closing price of the Registrant's Class A Common Stock on March 24, 2000 of $5.88) was approximately $6,585,851.

Security Capital Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission before April 29, 2000 is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                PAGE

Item 1.  Business..............................................................   1
Item 2.  Properties............................................................   7
Item 3.  Legal Proceedings.....................................................   7
Item 4.  Submission of Matters to a Vote of Security Holders...................   7
Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.................................................   8
Item 6.  Selected Financial Data...............................................   8
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................   9
Item 7A. Quantitative and Qualitative Disclosures About Market Risk............  12
Item 8.  Financial Statements and Supplementary Data...........................  13
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure................................................  28
Item 10. Directors and Executive Officers of the Registrant....................  29
Item 11. Executive Compensation................................................  29
Item 12. Security Ownership of Certain Beneficial Owners and Management........  29
Item 13. Certain Relationships and Related Transactions........................  29
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......  30


                                     PART I

ITEM 1.  BUSINESS.

GENERAL

Security Capital Corporation ("Security Capital") operates three subsidiary companies in two distinct industries, which it has purchased since 1996. Each subsidiary company has a high degree of operating autonomy, with its own chief executive officer and management. Management of each company has equity and other incentives based primarily on the performance of their own subsidiary. The parent company management of Security Capital is primarily focused on strategic, financial and senior level managerial issues, as well as potential new related or other acquisitions.

Currently, Security Capital has three portfolio subsidiary activities (together with Security Capital, referred to as the "Company"). Security Capital owns, through its 98% owned subsidiary, Primrose Holdings, Inc., 100% of the outstanding shares of common stock of Primrose School Franchising Company, Metrocorp Properties, Inc., and The Jewel I, Inc. d/b/a Primrose Country Day School (together referred to as "Primrose"). Security Capital also owns, through its 80% owned subsidiary, Pumpkin Masters Holdings, Inc., 100% of the outstanding shares of Pumpkin, Ltd. (together referred to as "Pumpkin"). In addition to Primrose and Pumpkin, Security Capital also owns, through its 90% owned subsidiary, P.D. Holdings, Inc., 100% of the outstanding shares of Possible Dreams, Ltd. (together referred to as "Possible Dreams").

The Company has educational and seasonal products segments. The educational segment consists of Primrose and the seasonal products segment consists of Pumpkin and Possible Dreams. Primrose is engaged in the franchising of educational child care centers, with related activities in real estate consulting and site selection services. Primrose also operates one educational child care center. The Primrose activities are currently based in the southern, central, and western United States. Pumpkin is engaged primarily in the business of designing, out-sourcing and distributing pumpkin carving kits and related Halloween accessories. Pumpkin's activities are centered in the United States. Possible Dreams operates as a designer, importer, and distributor of fine quality collectible Christmas figurines and a lesser extent, other specialty seasonal giftware.

                                    PRIMROSE

BACKGROUND

On April 6, 1999, the Company, through its subsidiary, Primrose Holdings Inc., a newly formed Delaware corporation, acquired all the assets and assumed certain liabilities of (i) Primrose School Franchising Company, Inc., a Georgia corporation established in September 1988, engaged in the franchising of educational child care centers (ii) Metrocorp Properties, Inc., a Georgia corporation established in January 1990, engaged in the real estate and development of educational child care centers, and (iii) The Jewel I, Inc., d/b/a Primrose Country Day School, a Georgia corporation established in April 1977, engaged in providing educational child care services. The consideration paid in connection with the acquisition of the foregoing companies aggregated $27,388,000.

OVERVIEW

Primrose Holdings Inc, consists of three affiliated companies: Primrose School Franchising Company, Inc. is the exclusive franchiser of Primrose Schools, an industry leader in educational child care services. Metrocorp Properties, Inc. is a real estate development company that assists Primrose School franchisees in the real estate and project development process. The Jewel I, Inc., d/b/a Primrose Country Day School is the original Primrose School, and serves an important role in testing new curricula and initiatives.

As of December 31, 1999, the Primrose consisted of 73 franchised locations in the southern, central and western United States and one company owned facility. Additionally, the Primrose had awarded 31 franchise units that were in various stages of development and construction.

EDUCATIONAL SERVICES

Primrose Schools has established a position as "The Leader In Educational Child Care" in the upscale niche of the child care industry. Primrose is a franchised system of private, curriculum-based preschools which provides half and full day child care services for children six weeks to five years old and after school programs for children five through twelve years old. The primary strategies all strive to deliver a consistent, high quality educational product through all schools. The overall franchise system and product are tightly controlled and uniform.

Primrose provides proven early childhood curriculum and programming to its franchisees. These include detailed monthly educational lesson plans, management guidelines, and other collateral materials. Primrose integrates nationally recognized packaged curriculums with its own copyrighted programs.

Primrose School Franchising Company, Inc. provides Primrose franchisees with twenty four detailed manuals which cover all aspects of operating a Primrose School. The Primrose Schools curriculum and operating systems have been approved for national accreditation by the Commission on International and Trans-Regional Accreditation, the Southern Associations of Schools and Colleges and the North Central Association giving Primrose a "seal of approval" from nationally recognized accrediting organizations. The Company maintains an Advisory Board made up of credentialed specialists in early childhood education.

OPERATIONAL AND BUSINESS SERVICES

Primrose School Franchising Company, Inc. provides franchisees three weeks of initial training, including training at corporate headquarters, mentoring in existing franchised schools and pre-opening training. Ongoing operations support infrastructure includes comprehensive business, operational and marketing plans for franchisees. Operations Support Directors provide consulting services and visit schools on a consistent basis to ensure that our quality standards are maintained.

A complete internal and external equipment package is provided by Primrose School Franchising Company, Inc. for franchisees use in proprietarily designed schools. This package includes furniture, educational programs and materials, playground equipment, school supplies, and custom child care management software.

REAL ESTATE SERVICES

Metrocorp Properties Inc., will be merged into Primrose School Franchising Company, Inc. in April 2000, and will be operated as the real estate & development division. This division will continue its current function as a provider of real estate services to Primrose franchisees including design based on proprietary prototype building and site plans, site selection assistance and development consulting.

MARKETING SERVICES

Primrose believes that its marketing efforts are successful due to an effective sales and marketing strategy. Marketing efforts are directed in two areas: (i) creating consumer demand for Primrose educational child care services at the end-user level; and (ii) creating demand for Primrose School franchises among potential franchisees. Primrose markets its franchise schools to households in which both parents are working professionals that require more than just "day care" through targeted marketing with numerous mediums including direct mail, radio, newspapers, internet and various magazines. Its franchise opportunities are targeted towards successful individuals with management experience and entrepreneurial desires. Primrose receives favorable publicity generated by its quality service and advertises in newspapers, trade publications, magazines, presentations, and word of mouth.

FINANCING SERVICES

Primrose has alliances with national lending sources to provide competitive financing package for franchisees. These strategic partnerships provide a degree of familiarity and efficiency to the financing process for Primrose franchisees.

SOURCES OF REVENUE

The Company derives revenues through the delivery of several services. Primrose School Franchising Company, Inc. derives revenues through the collection of franchise fees, royalty income, and related areas such as licensing, and real estate services and development fees. Jewel I, Inc., d/b/a/ Primrose Country Day School, derives its revenues through the collection of educational child care fees.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

Primrose School Franchising Company, Inc. maintains trademarks and copyrights to its programs, characters, and logos and building plans. Additionally, the Company protects itself, franchisees, parents and children through a strong, comprehensive franchise agreement that explicitly spells out the responsibilities of both Primrose and the franchisee. This agreement gives Primrose the ability to enforce its standards, ensuring system-wide quality and consistency.

EMPLOYEES

Primrose School Franchising Company, Inc. and Metrocorp Properties, Inc. combined employed 24 people. At December 31, 1999, all employees were salaried. Primrose Country Day School employed 25 people, 10 of which are part time. None of the employees of Primrose are represented by a labor union, and Primrose considers its relationships with employees to be satisfactory.

COMPETITION AND MARKETS

Primrose Schools competes in the center-based for-profit sector of the child care industry. The industry is highly fragmented with an estimated 100,000 licensed child care centers, of which only a small percentage consist of national for-profit child care "chains" such as Primrose. Management believes the fragmented nature of the industry, coupled with an increasing demand for educational child care, provides growth opportunities for well-managed child centers with professional, owner-operated child care providers.

Management believes that the principal elements defining competitiveness are curriculum and total product quality and consistency, well-trained staffing, strong customer service and good business center management. Although Primrose competes favorably with respect to these factors, some of Primrose School's competitors are larger and have greater financial resources, with a larger number of facilities and a broader national presence.

                                     PUMPKIN

BACKGROUND

On June 27, 1997, the Company, through its subsidiary, Pumpkin Masters Holdings, Inc., a newly-formed Delaware corporation, and Pumpkin Ltd., a newly-formed Delaware corporation and a subsidiary of Pumpkin Masters Holdings, Inc., acquired substantially all of the assets and assumed certain liabilities of Pumpkin Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation established in 1986 and engaged in the design, manufacture and distribution of pumpkin and watermelon carving kits (comprised primarily of tools and patterns) and related accessories. The consideration paid in connection with the acquisition aggregated $7,700,000.

OVERVIEW

Pumpkin is a leading designer, manufacturer and distributor of specialty products and related accessories aimed at the Halloween and other seasonal markets, including Easter and spring/summer. Pumpkin outsources all of its manufacturing, assembling and packaging activities. Pumpkin distributes its products throughout the United States and Europe in over 7,000 retail locations, including mass merchandiser, craft, grocery, hardware, garden and drug stores, and through mail order catalogues. Its business is highly seasonal in nature.

PRODUCTS

Pumpkin designs, markets and distributes specialty products for Halloween and other seasonal markets. Pumpkin's core product is a patented pumpkin carving kit. The Pumpkin Masters product line includes a variety of pumpkin carving kits containing different combinations of tools, saws and patterns for different age and designing levels. Additional carving tools and patterns are sold as accessories. The tools include patented saws, a patented Scraper Scoop for cleaning out the inside of a pumpkin, and a patented Candle Planter for drilling a hole in the bottom of a pumpkin to hold a candle. In addition, Pumpkin also currently sells and distributes other Halloween items, including a Safe Pumpkin Light (a battery-operated light), Spooky Sidewalks (a sidewalk chalk and stencil kit), a Pumpkin Sculpting Kit, a Pumpkin Painting Kit, and a Lighted Safety Trick-or-Treat Bucket. In 1999, Pumpkin also introduced a home decor line of window and door decorations for Halloween. For the Easter market, Pumpkin is test-marketing egg decorating kits, and is scheduled to begin full production for Easter 2001.

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

The Our Kids product line consists of creative art products, including sidewalk chalk, all purpose chalk, chalk paint, finger paint and poster paint. Patents are pending for two new items: a combination jump rope and sidewalk chalk holder toy, and a writing chalk toy with an eraser lid.

Pumpkin also markets and distributes a nylon fabric throwing toy called ZoJo under exclusive license from the inventors.

DESIGN

Creative design and product innovation are critical to the long-term success of Pumpkin. Pumpkin maintains a creative team which is responsible for developing new products and designing patterns for each new Halloween season. Pumpkin invests up to 10% of its total annual revenue on the development of new products, patterns and innovative packaging techniques.

DISTRIBUTION AND SUPPLIERS

Pumpkin has a retail customer base of approximately 1,600 retailers and mail order houses. Its products are sold in the United States, Canada and Europe through a network of independent manufacturers' representatives and distributors. The independent manufacturers' representatives sell to various mass market, supermarket drug, variety, hobby and craft, party and home improvement chain customers.

Pumpkin also sells directly to smaller accounts through direct mail catalogs. Distributors are sold both directly and through the independent manufacturers' representatives. Pumpkin has appointed two exclusive distributor representatives in Canada and works with an exclusive distributor in Europe.

All of Pumpkin's manufacturing and shipping activities are conducted by third party vendors. Since 1988, Pumpkin has utilized the same core of domestic vendors to provide substantially all of its materials and to assemble, warehouse and ship its products. Pumpkin utilizes vendors that are experienced in their respective fields and each product is manufactured to Pumpkin's specifications. For example, the vendor supplying saw blades manufactures the blades and ships them to the plater. After plating, the plater forwards the blades to the injection molder for handles. The finished tools (along with the printed materials) are all shipped to the assembler, which assembles the product, warehouses it and ships it to Pumpkin's customers.

Pumpkin owns all of its molds, tools and dies, and all other crucial pieces of machinery that are used by its vendors. In addition, Pumpkin has identified back-up and secondary sources for all major materials and services; however, the sudden loss or interruption of supply or service from one of the major vendors could have an adverse effect on Pumpkin's results of operations and financial condition. Most of the products or services used by Pumpkin would be available from other sources. Pumpkin currently splits some of its production between primary and back-up vendors. In addition, Pumpkin manufactures a small amount of its product in China. In 1999, Pumpkin purchased approximately 20% of its goods from China. Pumpkin's import operations may be adversely affected by, among other things, political instability resulting in the disruption of trade from exporting countries, regulatory changes, increases in transportation costs or delay, any significant fluctuation in the value of the United States dollar against foreign currencies and restrictions on the transfer of funds.

Pumpkin begins manufacturing operations in January for the following Halloween season, based upon forecasted customer demand. The investment in inventory buildup is considerable, requiring Pumpkin to forecast customer demand accurately. To date, Pumpkin has been successful in forecasting demand with few write-downs of excess inventory or write-offs of obsolete inventory.

PATENTS AND OTHER PROPRIETARY RIGHTS

Pumpkin owns several registered U.S. patents covering the pumpkin carving kit, the Scraper Scoop, the Candle Planter, the FlexSaw and the hand-held cutting saw. The patents will expire at various times between 2006 and 2015. Two foreign patents are pending. It also owns various registered trademarks, including Pumpkin Masters, Scraper Scoop, Durasaw, Power Tools for Pumpkins, Candle Planter, Our Kids and OK. Currently, Pumpkin owns 13 patents pending for Halloween and chalk products; 5 of these 13 were filed during 1999. No new patents were issued during 1999.

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

EMPLOYEES

Pumpkin employed 29 people as of December 31, 1999, 17 of which were salaried employees, and 12 of whom were hourly employees, 6 of the hourly employees were part-time, and 3 of the hourly employees were temporary, part-time, employees. None of the employees are represented by a labor union, and Pumpkin considers its relationship with employees to be satisfactory.

COMPETITION AND MARKETS

Within the market for pumpkin carving products, Pumpkin currently enjoys a substantial market share. Pumpkin believes that its ownership of patents on its pumpkin carving kits is a significant barrier to entry into its market niche.

Pumpkin believes it has three primary competitors in the pumpkin carving product market and that the principal elements defining competitiveness are product design, patents, brand-identity and distribution. Although Pumpkin believes that it competes favorably with respect to these factors, particularly with respect to product design, some of Pumpkin's competitors are larger than Pumpkin and have greater financial resources, with a wider range of non-Halloween products and broader distribution channels.

                                 POSSIBLE DREAMS

BACKGROUND

On May 17, 1996, the Company, through its subsidiary, P.D. Holdings, Inc., a newly-formed Delaware corporation, and Possible Dreams, Ltd., a newly-formed Delaware corporation and a subsidiary of P.D. Holdings, Inc., acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd., a Massachusetts corporation established in 1988 and engaged in the design, importation and distribution of fine quality collectible and other specialty seasonal giftware, and Columbia National Corporation, a Massachusetts corporation established in 1957 and engaged in the design, importation and distribution of religious giftware and statuary.

OVERVIEW

Possible Dreams is a leading designer, importer and distributor of fine quality collectibles and other specialty seasonal giftware. Possible Dreams is known for its hand-crafted collectible series of Clothtique items. Possible Dreams' products include the Clothtique Santa Collection, Clothtique Coutoure, The Clothtique Fine Arts Collection, Clothtique Champions, Clothtique Snowmen and Clothtique Historical Figures as well as a variety of Angels and ornaments. Other branded and recognizable lines include Crinkle Claus, Flights of Fancy, Spring Surprises, and Cagey Critters. Possible Dreams distributes its products throughout the United States to approximately 15,000 independent gift retailers, as well as to department stores, mail order houses and large card and gift chains.

PRODUCTS

Possible Dreams designs, imports and distributes more than 3,000 products. Possible Dreams' leading product line is Clothtique. Blending stiffened cloth, ceramic and resin, the process was first utilized by Possible Dreams for a series of angels and Santas. Clothtique is now used in a variety of both holiday and year round collections. It has the ability to mimic the look and feel of real wardrobes.

One of Possible Dreams' earliest Clothtique collections is entitled the Santa Claus Collection. This line is known for presenting a traditional Santa character yet contemporizing its appeal through style and theme. Many are now retired and have become more valuable as product availability decreases. Since the inception of the program, hundreds of original figurines, including approximately 250 Santas, have been created through the design talents of many artisans.

There are new introductions each year to the Possible Dreams product line, beyond those to Clothtique. Flights of Fancy, an engineered line of mobiles, was first introduced in 1997. This collection of whimsical mobiles that are powered by a battery operated motor have increased in sales and customer recognition each year. In addition, the Company designs a range of seasonal and non occasion Figurines, Musical Waterdomes, Stocking Holders, Ornaments and Decorative Accessories.

Possible Dreams takes various steps to enhance the collectibility of its products. In particular, Possible Dreams limits the availability of certain styles and retires other styles that are still selling well. While these actions sometimes cause Possible Dreams to forego sales, the Company believes they tend to provide recurring product demand, increase access to retailer shelf space and enhance the long-term value of Possible Dreams' products. Possible Dreams also attempts to improve collectibility by the regular introductions of product line extensions and new series additions.

Possible Dreams further enhances collectibility and improves sales through the creation of Collector Clubs. These clubs can stimulate interest in particular product lines, strengthen retail relationships and provide helpful consumer preference data. For example, in addition to the Crinkle Claus Collectors Club that was formed in 1998, the success of Possible Dreams' Santa line led to the establishment in 1992 of the Santa Claus Network, a Clothtique Santa Collectors Club. This Club has approximately 15,000 members worldwide, each paying a $25 annual membership fee and receiving quarterly newsletters.

DESIGN AND PRODUCTION

Possible Dreams' in-house creative team, together with outside artists, have frequently developed new products that have established trends within the giftware industry. The team regularly attends trade shows and seminars, and travels extensively throughout the world for ideas. All catalog design and preparation, excluding some photograph and printing, are done in-house.

The design and manufacture of Possible Dreams' many product lines is a complex process. Once a product is conceived, it can take up to a year before it is introduced into the market. First, detailed and scaled drawings are made for each piece. A prototype is then produced and reviewed by creative directors and management. Samples of the various designs are then made by the manufacturer for review by Possible Dreams and, often, prospective buyers. Typically, only about 40% of new designs created each year will be produced for its markets.

Possible Dreams endeavors to use first-rate craftsmanship at affordable prices. This strategy limits the possible sources of manufacturers and, accordingly, helps to achieve more controlled growth of product lines. Possible Dreams has long-standing relationships with overseas manufacturers, which to date have provided reliable delivery of goods.

DISTRIBUTION AND SYSTEMS

As noted above, Possible Dreams has a retail customer base of approximately 15,000 independent gift shops, department stores and mail order houses. Its products are primarily sold by approximately 25 sales groups with over 222 sales representatives operating out of 24 showrooms nationwide located in each of the major giftware markets in the United States. Possible Dreams opened its own showrooms in New York, New York in February 1998 and in Atlanta, Georgia in January 2000.

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

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

Possible Dreams owns several federal trademark registrations and copyrights. In addition, Possible Dreams from time to time registers certain of its trademarks in foreign countries. The registrations for the trademarks are currently scheduled to expire or be canceled at various times between 2000 and 2005, but Possible Dreams believes that the marks can be maintained and renewed provided that they are still in use for the goods and services covered by such registrations.

EMPLOYEES

Possible Dreams employed 77 people at December 31, 1999, 10 of whom were salaried employees, with the remainder being hourly employees. None of the employees is represented by a labor union, and Possible Dreams considers its relationship with employees to be satisfactory.

COMPETITION AND MARKETS

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

IMPORTS; MAJOR SUPPLIERS

Possible Dreams does not own or operate any manufacturing facilities and, like most of its competitors, imports most of its products as finished goods from the Pacific Rim, primarily mainland China and, to a lesser extent, Taiwan and the Philippines. Possible Dreams' ability to import products and thereby satisfy customer orders is affected by the availability of, and demand for, quality production capacity abroad. Possible Dreams competes with other importers of specialty giftware products for a limited number of foreign manufacturing sources that can produce detailed, high quality products at affordable prices. The loss of any of these suppliers could have an adverse effect on Possible Dreams' results of operations and financial condition. In addition, Possible Dreams' import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, regulatory changes, increases in transportation costs or delays, any significant fluctuation in the value of the United States dollar against foreign currencies and restrictions on the transfer of funds.

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

ITEM 2.  PROPERTIES.

Primrose School Franchising Company leases a 4,500 square foot building in Cartersville, Georgia where it maintains all its operations, sales and administrative facilities. The Company also leases 2,000 square feet in an adjacent building where it maintains its real estate and development facilities.

Primrose Country Day School leases a campus consisting of three sets of building with a total of 8,000 square feet located in Georgia where it maintains its educational child care operations.

Pumpkin leases 10,671 square feet of office space in Denver, Colorado for its sales and administrative activities.

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

The Company believes its owned and leased properties are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Class A Common Stock of Security Capital is traded on the American Stock Exchange (the "AMEX") under the symbol SCC. The following table states the high and low sales prices for the Class A Common Stock on the AMEX and the Pacific Stock Exchange prior to April 1999, for the quarterly periods indicated:

                     1999 PRICE RANGE                                                 1998 PRICE RANGE
                     ----------------                                                 ----------------
        QUARTER                             HIGH          LOW             QUARTER                       HIGH            LOW
        -------                             ----          ---             -------                       ----            ---
First -- ended March 31                    $4 3/8        $3 3/4     First -- ended March 31            $4 3/4          $3 1/4
Second -- ended June 30                    $9            $3 7/8     Second -- ended June 30            $5              $4 1/4
Third -- ended September 30                $8 3/4        $6 1/2     Third -- ended September 30        $4 3/8          $3 1/8
Fourth -- ended December 31                $6 7/8        $5 7/8     Fourth -- ended December 31        $4 1/2          $2 1/2


As of March 20, 2000, there were approximately 2,100 stockholders of record of the Class A Common Stock and 6,442,309 shares outstanding, and 54 stockholders of record of the Common Stock and 380 shares outstanding. On such date, the closing price of the Class A Common Stock on the AMEX was $5.875.

The Company has not paid any dividends to common stockholder in the last two fiscal years and does not intend to pay any dividends in the foreseeable future.

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

                                                                 TWELVE      TWELVE    TWELVE       THREE       TWELVE     TWELVE
                                                                 MONTHS      MONTHS    MONTHS       MONTHS      MONTHS     MONTHS
                                                                 ENDED       ENDED     ENDED        ENDED       ENDED      ENDED
                                                                12/31/99    12/31/98  12/31/97     12/31/96    9/30/96     9/30/95
                                                                --------    --------   --------    --------    --------    --------
                                                                                (In thousands, except share data)
Net revenues ................................................   $ 37,345    $ 30,018   $ 25,723    $  5,073    $  9,854        --
Income (loss) from continuing operations ....................      1,935       2,149      2,145         233         777         (46)
Income (loss) from discontinued operations ..................       --          --           66        (108)        236         290
Gain on disposal of discontinued operations .................       --          --        1,149        --          --          --
Net income (loss) ...........................................      1,935       2,149      3,360         125       1,013         244
Less preferred stock accretion ..............................       (206)       --         --          --          --          --
Less preferred stock dividends ..............................       --          --         (450)       (113)       (450)       (450)
                                                                --------    --------   --------    --------    --------    --------

Net income (loss) available to common stockholders ..........   $  1,729    $  2,149   $  2,910    $     12    $    563    $   (206)
                                                                ========    ========   ========    ========    ========    ========
Earnings (loss) per common share:
Income (loss) from continuing operations ....................   $   0.28    $   0.41   $   0.39    $   0.03    $   0.08    $  (0.12)
Income (loss) from discontinued operations ..................       --          --         0.01       (0.03)       0.06        0.07
Gain on disposal of discontinued operations .................       --          --         0.26        --          --          --
                                                                --------    --------   --------    --------    --------    --------

Earnings (loss) per common share ............................   $   0.28    $   0.41   $   0.66    $   0.00    $   0.14    $  (0.05)
                                                                --------    --------   --------    --------    --------    --------
Dividends per share of common stock .........................       --          --         --          --          --          --
                                                                --------    --------   --------    --------    --------    --------

Total assets ................................................   $ 55,320    $ 33,638   $ 32,550    $ 25,797    $ 34,502    $ 10,926
Long-term obligations .......................................     19,870      11,266     12,383      10,047      11,710        --
Redeemable preferred stock ..................................      2,206        --         --          --          --          --
Class A preferred stock (redeemable) ........................       --          --         --         4,537       4,425       3,975

Total stockholders' equity ..................................   $ 23,672    $ 16,943   $ 14,794    $  6,896    $  6,884    $  6,321


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing in Item 8 "Financial Statements and Supplementary Data" in this Report on Form 10-K.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

Security Capital reported net income of $1,935,000 for the year ended December 31, 1999. This compares to a net income of $2,149,000 for the year end December 31, 1998. The Company reported basic net income per common share of $0.28 for the year ended December 31, 1999, as compared to basic net income per common share of $0.41 for the year ended December 31, 1998.

Revenues increased by $7,327,000 to $37,345,000 for the year ended December 31, 1999. This represents an increase of 24% for the year ended December 31, 1999. Without taking into consideration the acquisitions of Our Kids in September 1998, and Primrose, the educational segment, in April 1999, revenues increased by $2,828,000 for the year ended December 31, 1999, as compared to the year ended December 31, 1998. The increase was primarily attributable to demand for the Company's seasonal products segment during the third and fourth quarters of 1999, which are that segment's traditionally strongest quarters. Educational segment revenues were $4,228,000 for the year ended December 31, 1999. As a measure of the increasing success of the educational segments concept, the Company monitors the revenues generated by its franchisees. Total education system revenue, or gross revenue of all educational based child care center franchises increased $14,335,000, or 32%, for the year ended December 31, 1999, as compared to the historical pre-acquisition records of that segment. Total royalty revenue the educational segment earned from system revenues increased $1,016,000, or 34%, for the year ended December 31, 1999, as compared to the historical pre-acquisition records of the educational segment. These increases were generated from an 18% increase in the number of educational based childcare centers, which was 73 and 62 as of December 31, 1999 and 1998, respectively. This segment has awarded 31 franchise agreements with associated unearned revenue of $1,631,000 recorded on the Company's balance sheet as of December 31, 1999. This segment has recently increased its support staff to a level sufficient to accommodate growth of up to 24 educational based childcare centers per year.

Selling, general and administrative expense increased by $2,894,000 to $13,473,000 for the year ended December 31, 1999. Without taking into consideration the Primrose acquisition, selling, general and administrative expense increased by $1,515,000 for the year ended December 31, 1999, as compared to the year ended December 31, 1998. The increase was primarily due to the seasonal products segment increasing its staff to accommodate growth and the development of new products.

Depreciation and amortization increased by $998,000 for the year ended December 31, 1999. Without taking into consideration the educational segment acquisition, depreciation and amortization increased by $17,000 for the year ended December 31, 1999, as compared to the year ended December 31, 1998.

Interest expense increased by $737,000 for the year ended December 31, 1999. Without taking into consideration the educational segment acquisition, interest expense decreased by $277,000 for the year ended December 31, 1999, as compared to the year ended December 31, 1998. The decrease is primary due to reduced average debt levels of the seasonal products segment.

The Company decreased the valuation allowance for the deferred tax asset by $1,347,000 and $1,149,000 for the years ended December 31, 1999 and 1998, respectively, attributable to the Company's expected utilization of its net operating loss carry forward.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

Security Capital reported net income of $2,149,000 for the year ended December 31, 1998 compared to net income of $3,360,000 for the year ended December 31, 1997. The net income per common share was $0.41 for the year ended December 31, 1998 compared to net income per common share (after accrual for Class A Preferred Stock dividends) of $0.66 for the twelve month period ended December 31, 1997. The decrease in net income and net income per share was primarily attributable to the sale of the Company's insurance agency affiliate, which resulted in a $1,149,000 non-recurring gain (net of tax) in the prior calendar year. The Company has recorded the disposal of its proprietary interest in its insurance operations as a discontinued operation.

The Company's net product sales increased by $4,295,000, or 17%, to $30,018,000 for the year ended December 31, 1998 compared to $25,723,000 for the year ended December 31, 1996. The increase in net product sales was primarily attributable to increased demand for Pumpkin's new carving kits and related accessories; Halloween falling on a Saturday also had a positive impact on product sales. The Company's cost of goods sold increased by $2,137,000, or 17%, primarily due to increased sales and development costs associated with new product sales.

Selling, general and administrative expenses increased by $1,858,000, or 21% to $10,579,000 for the year ended December 31, 1998 from $8,721,000 for the year ended December 31, 1997. The acquisition of Pumpkin occurred during June 1997 and therefore the Company's prior year selling, general and administrative expense was not representative of an entire twelve month period of the Company's SG&A expense.

Depreciation and amortization increased by 32% to $888,000 for the year ended December 31, 1998 from $671,000 for the year ended December 31, 1997. The Company's 1998 depreciation and amortization expense was 32% greater than the previous year as a result of Pumpkin's acquisition occurring during the middle of the prior year.

Interest expense was also impacted by the timing of Pumpkin's acquisition. Interest expense for calendar year 1998 was up slightly by $232,000 to $2,385,000. The Company's increased interest cost in 1997 was due to the impact of the timing of the Pumpkin acquisition in June 1997 of the prior year. In 1998, interest cost savings resulted from the payment during 1998 of $2,027,000 of the Company's term loans.

The Company decreased the valuation allowance for the deferred tax asset by $1,149,000 and $1,444,000 for the years ended December 31, 1998 and 1997, respectively, attributable to the Company's expected utilization of its net operating loss carry forward.

DISCONTINUED OPERATIONS

On July 17, 1997 the Company sold, effective June 30, 1997, its beneficial interest in FIS, a Texas corporation, to Bowen, Miclette, Descant and Britt for consideration of $1,526,000 and recognized a gain of approximately $1,149,000 (net of tax). In an unrelated transaction, the Company in December 1997 sold Foster Insurance Managers Inc. ("FIM") for $265,000 in cash to Tri-Star Insurance Services, Ltd., a Kentucky corporation. The Company recognized no gain as part of this transaction. The Company no longer has any interest in the insurance brokerage business as a result of these two transactions.

SEASONALITY

The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. The seasonal segment historically received orders representing approximately 34% and 42% of its annual bookings during the first and second quarters, respectively. It ships products throughout the year, with a majority of the shipping from July through November. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, the seasonal product segment has had greater working capital needs in its peak seasonality and has experienced greater cash availability in its fourth calendar quarter. As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters. The Company expects this seasonal pattern to continue for the foreseeable future. The seasonal products segment has historically financed its operations through internally generated cash flow and short term seasonal borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7,320,000, from $9,133,000 at December 31, 1998 to $1,813,000 at December 31, 1999. Approximately $7,750,000 of the
decrease in cash and cash equivalents was primarily attributable to the net effects of the common stock issuance and the Primrose acquisition. The remaining $430,000 decrease in cash was primarily attributable to the seasonal products segment for its working capital needs for the year ended December 31, 1999.

The Company's consolidated working capital decreased by $10,533,000, from $14,399,000 at December 31, 1998 to $3,866,000 at December 31, 1999.
Approximately $10,650,000 of the decrease was primarily attributable to the Primrose acquisition and an additional $460,000 used for its normal operating expenses. The seasonal products segment's increase in working capital was approximately $841,000 for the year ended December 31, 1999, which was primarily due to its results from operations generated by its earnings in the third and fourth quarters due to its seasonal pattern. The remaining decrease of $264,000 was primarily attributable to changes in the deferred tax asset at the holding Company level.

The Company's education segment maintains a $2,500,000 revolving line of credit, which had a balance of $500,000 outstanding and $2,000,000 available at December 31, 1999. The seasonal products segment, in aggregate, maintains a revolving line of credit, which had a balance of $750,000 outstanding and $4,492,000 available at December 31, 1999. The low balance was due to its seasonal pattern. Portions of the revolving lines of credit may be limited to a borrowing base as defined in the note to these financial statements.

Total term debt increased by $9,876,000 from $12,198,000 at December 31, 1998 to $22,074,000 at December 31, 1999. Term debt increased by $13,150,000 due to the Primrose acquisition and decreased by $3,272,000 due to payments on all term debt. Term debt in aggregate has an approximate 9.87% interest rate and current maturities of $3,617,000. Term debt also has certain covenants at the subsidiary operating Company level, the more significant of which requires the subsidiary operating Companies to maintain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), leverage ratio, interest coverage ratio, fixed charge ratio and maximum lease expense. At December 31, 1999, Primrose and Possible Dreams were not in compliance with their respective minimum EBITDA and leverage and maximum lease expense covenants. Primrose and Possible Dreams received waivers and amendments to their credit agreement. Primrose and Possible Dreams estimate full compliance with their respective 2000 covenants.

In connection with the Primrose acquisition on April 6, 1999, the Company issued 500,000 shares of Zero Coupon Convertible Redeemable Preferred Stock with a liquidation value of $10 per share and valued at $2,000,000. The Company also sold 1,136,364 shares of Class A Common Stock in a private placement for $5,000,000 or $4.40 per share, which used the proceeds for the Primrose acquisition.

At this time Security Capital does not have reserves of internal funds on hand available for new acquisitions. However, the Company believes it has the ability to acquire such funds if and when the Company deems it necessary to compete for possible future acquisitions. As of March 20, 2000, Security Capital had approximately $2,196,000 of cash and cash equivalents on hand. The Company's subsidiaries all have sufficient cash and cash equivalents on hand or available through their respective revolving lines of credit at March 20, 2000, to meet their respective working capital and operating expenditure requirements for the remainder of calendar year 2000.

The Company had no major capital expenditures during the calendar year 1999 and expects no major capital expenditures during the calendar year 2000.

The Company's quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter or year. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture, and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the Company's suppliers' manufacturing facility, and interest rate and foreign exchange fluctuations, political stability in the Pacific Rim, and its ability to attract qualified franchisees. The Company has introduced a number of new products in its target markets in 1999 and 1998, and plans to introduce additional products in 2000 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. The Company believes that cash flows from operating activities and the successful introduction of its new products and continued growth of its franchises, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for the foreseeable future, although there can be no assurance in this regard.

YEAR 2000

The Company has assessed the impact of the Year 2000 on its business by conducting a review of the computer systems with date-related functionality used in its business. The Company has experienced no material adverse effects from Year 2000 issues. Incremental spending for hardware upgrades and software modifications and testing required for Year 2000 compliance was approximately $120,000, which was capitalized.

FORWARD LOOKING STATEMENTS

This Annual Report on form 10-K contains "forward-looking" statements within the meaning of the "safe harbor" provision of the Private Litigation Reform Act of 1995. Such statements are base on managements current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such factors and uncertainties include, but are not limited to: the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture, and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the Company's suppliers' manufacturing facility, and interest rate and foreign exchange fluctuations, political stability in the Pacific Rim, and its ability to attract qualified franchisees.

QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of operations by quarter (dollar amounts in thousands, except per share amounts):

                                                            1ST             2ND           3RD            4TH
                                                          QUARTER         QUARTER        QUARTER        QUARTER
                                                        -----------     -----------    -----------    -----------
1999:
Net revenues .....................................        $ 3,335         $ 6,456         $20,303        $ 7,251
Gross profit .....................................          1,585           3,704          11,574          3,294
Net (loss) income ................................           (785)           (994)          3,933           (219)
Basic (loss) earnings per common share ...........          (0.15)          (0.18)           0.61          (0.03)

1998:
Net revenues .....................................        $ 3,123         $ 5,870         $17,193        $ 3,832
Gross profit .....................................          1,532           2,890           9,095          2,015
Net (loss) income ................................           (888)            (46)          3,259           (176)
Basic (loss) earnings per common share ...........          (0.17)          (0.01)           0.61          (0.02)


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates.

The Company's notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a percentage point change in interest rates would impact interest expense by approximately $320,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES

Independent Auditors' Report                                                 14
Consolidated Financial Statements
    Consolidated Statements of Income --
       For the years ended December 31, 1999, 1998 and 1997                  15
    Consolidated Balance Sheets -
       As of December 31, 1999 and 1998                                      16
    Consolidated Statements of Cash Flows --
       For the years ended December 31, 1999, 1998 and 1997                  17
    Consolidated Statements of Stockholders' Equity --
       For the years ended December 31, 1999, 1998 and 1997                  18
    Notes to Consolidated Financial Statement                                19
    Supplementary Financial Information

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
   Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Security Capital Corporation and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 27, 2000

                  SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)


Year ended December 31,                                                         1999             1998             1997
                                                                              --------         --------         --------
Net seasonal product sales ............................................       $ 33,117         $ 30,018         $ 25,723
Educational service revenues ..........................................          4,228             --               --
                                                                              --------         --------         --------
Total revenues ........................................................         37,345           30,018           25,723
                                                                              --------         --------         --------

Seasonal products cost of sales .......................................         16,110           14,486           12,349
Educational service cost of sales .....................................          1,078             --               --
                                                                              --------         --------         --------
Total cost of sales ...................................................         17,188           14,486           12,349
                                                                              --------         --------         --------

Gross profit ..........................................................         20,157           15,532           13,374

Selling, general and administrative expenses ..........................         13,473           10,579            8,721
Depreciation and amortization .........................................          1,886              888              671
                                                                              --------         --------         --------

Operating income ......................................................          4,798            4,065            3,982

Interest expense ......................................................         (3,122)          (2,385)          (2,153)
Other (expense) income ................................................           (236)             199              238
                                                                              --------         --------         --------

Income from continuing operations before
  benefit for income taxes and minority interest ......................          1,440            1,879            2,067
Benefit for income taxes ..............................................            768              435              285
Minority interest .....................................................           (273)            (165)            (207)
                                                                              --------         --------         --------

Income from continuing operations .....................................          1,935            2,149            2,145
Income from discontinued operations (net of income taxes of $158) .....           --               --              1,215
                                                                              --------         --------         --------

Net income ............................................................          1,935            2,149            3,360

Less preferred stock accretion ........................................           (206)            --               --
Less preferred stock dividends ........................................           --               --               (450)
                                                                              --------         --------         --------
Net income available to common stockholders ...........................       $  1,729         $  2,149         $  2,910
                                                                              ========         ========         ========

Basic earnings per share:
Income from continuing operations .....................................       $   0.28         $   0.41         $   0.39
Income from discontinued operations ...................................           --               --               0.27
                                                                              --------         --------         --------
Net income per common share ...........................................       $   0.28         $   0.41         $   0.66
                                                                              ========         ========         ========

Diluted earnings per share:
Income from continuing operations .....................................       $   0.28         $   0.41         $   0.39
Income from discontinued operations ...................................           --               --               0.27
                                                                              --------         --------         --------
Net income per common share ...........................................       $   0.28         $   0.41         $   0.66
                                                                              ========         ========         ========

Basic and diluted weighted average shares outstanding .................          6,150            5,306            4,382
                                                                              ========         ========         ========

             The accompanying notes to are an integral part of these
                       consolidated financial statements.

                  SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                                  DECEMBER 31
                                                                                          --------------------------
                                                                                            1999              1998
                                                                                          --------          --------
ASSETS
Current assets:

      Cash and cash equivalents ..................................................        $  1,813          $  9,133
      Account receivable (net of allowance for doubtful accounts
            of $213 and $214) ....................................................           4,982             3,416
      Inventories ................................................................           4,193             5,339
      Deferred tax assets ........................................................             287               418
      Other current assets .......................................................             946               828
                                                                                          --------          --------
      Total current assets .......................................................          12,221            19,134

Property and equipment, at cost - net ............................................           1,781             1,507
Goodwill and intangible assets - net .............................................          38,841            12,044
Deferred tax asset ...............................................................           1,875               757
Other assets .....................................................................             602               196
                                                                                          --------          --------
      Total  assets ..............................................................        $ 55,320          $ 33,638
                                                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt and other obligations ....................        $  3,617          $  1,757
      Accounts payable ...........................................................             891             1,265
      Accrued expenses and other liabilities .....................................             966               713
      Unearned revenue ...........................................................           1,631              --
      Notes payable ..............................................................           1,250             1,000
                                                                                          --------          --------

      Total current liabilities ..................................................           8,355             4,735
                                                                                          --------          --------

Long-term debt ...................................................................          17,304            10,196
Other long-term obligations ......................................................           2,566             1,070

Minority interest ................................................................           1,217               694
Redeemable preferred stock (liquidation value - $5,000) ..........................           2,206              --

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 7,500 shares authorized; 539 shares issued; 380 shares outstanding

Class A common stock, $.01 par value, 10,000,000 shares authorized; 6,760,725 shares issued (5,624,361 in 1998), 6,442,309 shares
      outstanding (5,305,945 in 1998) ............................................              68                56
Additional paid-in capital .......................................................          72,302            67,520
Accumulated deficit ..............................................................         (43,483)          (45,418)
Less:  treasury stock, at cost, 318,575 shares ...................................          (5,215)           (5,215)
                                                                                          --------          --------
      Total stockholders' equity .................................................          23,672            16,943
                                                                                          --------          --------

      Total liabilities and stockholders' equity .................................        $ 55,320          $ 33,638
                                                                                          ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

Year ended December 31                                                         1999              1998              1997
                                                                             --------          --------          --------

Cash flows from operating activities:
Net income ..........................................................        $  1,935          $  2,149          $  3,360
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Deferred taxes .................................................            (887)             (636)             (539)
     Warrant expense ................................................             290               180               149
     Depreciation and amortization ..................................           2,321             1,071               950
     Gain on disposal of discontinued operations ....................            --                --              (1,149)
     Minority interest in income of consolidated subsidiaries .......             273               165               207
     Changes in operating assets and liabilities, net of effects from acquired businesses:
     Accounts receivable ............................................            (856)             (670)              724
     Inventories ....................................................           1,146              (910)            1,653
     Other current assets ...........................................             240              (278)             (338)
     Accounts payable and other accrued expenses ....................          (1,553)              710            (1,395)
                                                                             --------          --------          --------

Net cash provided by operating activities ...........................           2,909             1,781             3,622
                                                                             --------          --------          --------

Cash flows from investing activities:
     Capital expenditures ...........................................            (324)             (323)             (137)
     Payments for acquired businesses ...............................            --                --                --
           (net of acquired cash of $838 - 1999,
            $0 - 1998, and $444 - 1997) .............................         (25,033)             (250)           (5,945)
     Proceeds from divestitures .....................................            --                --               1,791
                                                                             --------          --------          --------

Net cash used in investing activities ...............................         (25,357)             (573)           (4,291)
                                                                             --------          --------          --------

Cash flows from financing activities:
     Issuance of common stock .......................................           5,000              --                --
     Additional long-term borrowings ................................          13,150              --                --
     Repayment of long-term borrowings ..............................          (3,272)           (2,116)           (1,796)
     Borrowing on lines of credit ...................................           6,065              --                --
     Repayment of lines of credit ...................................          (5,815)             --                --
     Repayment of debt to affiliate .................................            --                --                (504)
                                                                             --------          --------          --------

     Net cash (used in) provided by financing activities ............          15,128            (2,116)            2,700
                                                                             --------          --------          --------

(Decrease) increase in cash and cash equivalents ....................          (7,320)             (908)            2,031
Cash and cash equivalents, beginning of period ......................           9,133            10,041             8,010
                                                                             --------          --------          --------

Cash and cash equivalents, end of period ............................        $  1,813          $  9,133          $ 10,041
                                                                             ========          ========          ========

Interest paid .......................................................        $  2,727          $  2,385          $  2,153
                                                                             ========          ========          ========

Income taxes paid ...................................................        $    131          $     55          $     73
                                                                             ========          ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (In thousands except shares)

                                                                              ADDITIONAL
                                                 NUMBER OF       COMMON        PAID-IN    ACCUMULATED    TREASURY
                                               SHARES ISSUED*    STOCK*        CAPITAL      DEFICIT       STOCK          TOTAL
                                               --------------  ----------    ----------   ----------    ----------    ----------
Balance, January 1, 1997 .....................    4,378,025    $       44    $   62,544   $  (50,477)   $   (5,215)   $    6,896

     Net income ..............................                                                 3,360                       3,360
     Dividends in arrears on
         preferred stock .....................                                                  (450)                       (450)
     Conversion of 30,000 shares of
         Class A. preferred stock into
         1,246,875 Class A common
         stock ...............................    1,246,875            12         4,976                                    4,988
                                                 ----------    ----------    ----------   ----------    ----------    ----------

Balance, December 31, 1997 ...................    5,624,900            56        67,520      (47,567)       (5,215)       14,794

     Net income ..............................                                                 2,149                       2,149
                                                 ----------    ----------    ----------   ----------    ----------    ----------

Balance, December 31, 1998 ...................    5,624,900            56        67,520      (45,418)       (5,215)       16,943

     Net income ..............................                                                 1,935                       1,935
     Accretion of convertible/redeemable
         preferred stock .....................                                     (206)                                    (206)
     Sale of 1,136,364 shares of
     Class A common
         stock ...............................    1,136,364            12         4,988                                    5,000
                                                 ----------    ----------    ----------   ----------    ----------    ----------

Balance, December 31, 1999 ...................    6,761,264    $       68    $   72,302   $  (43,483)   $   (5,215)   $   23,672
                                                 ==========    ==========    ==========   ==========    ==========    ==========

* Includes both Common Stock and Class A Common Stock

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Security Capital Corporation ("Security Capital") operates as a financial buyer of established companies as portfolio investments. Primarily, Security Capital participates in the management of its portfolio companies at the board level, and encourages operating autonomy and preservation of entrepreneurial environments. Currently, Security Capital has three portfolio subsidiary activities (together with Security Capital, referred to as the "Company"), known as Primrose, Pumpkin, and Possible Dreams. Primrose is a 98%-owned subsidiary involved in the franchising of educational child care centers, with related activities in real estate consulting and site selection services. Primrose also operates one child care center. The Primrose activities are primarily based in the southern, central and western United States. Pumpkin is an 80%-owned subsidiary in the business of manufacturing and distributing pumpkin and watermelon carving kits and related accessories, and has a business line of sidewalk chalk. Pumpkin's activities are centered in the United States. Possible Dreams is a 90%-owned subsidiary that operates as an importer, designer, and distributor of collectible Christmas figurines and ornaments and, to a lesser extent, religious articles, primarily in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Security Capital and its subsidiaries. All significant intercompany balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Significant estimates included within the financial statements include sales return and discount reserves, allowance for doubtful accounts, inventory obsolescence reserves, the fair value of carryforward tax benefits, and the fair value and economic lives of intangible assets.

REVENUE RECOGNITION

Revenues from product sales are recognized in the period in which the merchandise is shipped. Customers who purchase certain minimum quantities receive extended payment terms.

Primrose recognizes royalties based on the monthly revenues of the franchisees. Franchise fees are collected at various intervals prior to the opening of a school and are deferred until the franchised school has commenced operations. Real estate service fees are recognized as earned. Assignment fee revenue is recognized in two intervals: a portion of this revenue is recognized at the date of contract and the other portion is deferred until the franchised school has commenced operations. School tuition revenue is recognized as earned over the school year.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

RECEIVABLES

A summary of the changes in the allowance for doubtful accounts at December 31 is as follows:


                                               1999        1998        1997
                                              -----       -----       -----

    Balance at beginning of year .......      $ 214       $ 119       $  70
    Provisions .........................        182         200         104
    Deductions .........................       (183)       (105)        (55)
                                              -----       -----       -----
    Balance at end of year .............      $ 213       $ 214       $ 119
                                              =====       =====       =====

INVENTORIES

Inventories, comprised of finished goods are stated at the lower of cost or market, using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 27 years.

GOODWILL, INTANGIBLE ASSETS, AND OTHER

Goodwill relates to the cost in excess of the fair value of the assets acquired in the purchase business combinations of Possible Dreams, Pumpkin, and Primrose. Goodwill is being amortized over periods of 20 to 25 years. Patent rights, acquired in such acquisitions, are being amortized over the 9 to 12 year remaining life of the patent. Deferred financing costs are amortized over the term of the related debt. Franchise agreements, curriculum, and non-compete agreements related to Primrose are being amortized over periods of 21, 10 and 3 years, respectively. All such assets are being amortized on a straight-line basis.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is determined based on future undiscounted net cash flows from the use and ultimate disposition of the asset. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. Fair value is determined primarily by using the anticipated cash flows discounted at a rate commensurate with the risk involved. As of December 31, 1999, the Company had not recognized any impairment losses.

WARRANT OBLIGATIONS

Warrants to acquire subsidiary shares issued in connection with the acquisitions of the subsidiaries can be settled in cash at the option of the holders. Accordingly, the estimated fair value of the warrants have been recorded as liabilities and changes in the estimated fair value of the warrants are recorded as income or expense in the respective statements of income.

PREFERRED SHARE ACCRETION

Differences between the carrying value of redeemable preferred shares and their redemption value are accreted using the interest method over the remaining estimated period to redemption, by charges to additional paid-in capital.

DEBT DISCOUNT AMORTIZATION

Differences between the carrying value and the face amount of the debt are amortized over the life of the debt using the effective interest method.

STOCK OPTIONS

The Company measures compensation cost for stock options issued to employees using the intrinsic value method of accounting for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

EARNINGS PER SHARE

Basic earnings per common share amounts are based on the weighted average number of Common and Class A Common shares outstanding. The sum of Common Stock and Class A Common Stock is used because the two classes are identical except for certain transfer restrictions. Diluted earnings per common share are based on the weighted average shares outstanding and the dilutive effect, if any, of outstanding stock options, warrants and convertible securities.

INCOME TAXES

The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities, using presently enacted rates.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for the Company on January 1, 2001, and addresses the accounting for derivative instruments and hedging activities. The Company has not entered into such types of transactions in the past, and does not believe that the adoption of this new statement will have a material effect on the Company's financial statements.

3. ACQUISITIONS

PRIMROSE

In April 1999, the Company purchased a 98% interest in Primrose. The results of operations of Primrose have been included in the financial statements and results of operations from the date of acquisition. The Company paid $26,225 in cash, issued 500,000 shares of zero coupon redeemable convertible preferred stock valued at $2,000, and issued a warrant to a bank to purchase shares of Primrose. The acquisition has been accounted for as a purchase, with the purchase price, net of cash acquired of $838 allocated as follows:


    Goodwill ................................................      $ 18,937
    Intangibles, principally franchise agreements ...........         9,522
    Other assets ............................................         1,773
    Unearned revenue ........................................        (1,600)
    Accrued liabilities .....................................        (1,244)
                                                                   --------
                                                                   $ 27,388
                                                                   ========

In connection with the financing of the acquisition, the Company sold 1,136,364 shares of Class A Common Stock for $5,000 in a private placement transaction with an affiliate of the Company's controlling shareholder, and borrowed funds under bank credit agreements. Under terms of the bank credit agreements, the borrowings are secured by a pledge of all assets of the Primrose businesses, and by the capital stock of Primrose held by the Company.

The following unaudited pro forma financial information presents the combined results of the Company and Primrose as if the acquisition had taken place on January 1, 1998. The pro forma amounts give effect to certain adjustments including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future:


                                           YEAR ENDED         YEAR ENDED
                                        DECEMBER 31, 1999  DECEMBER 31, 1998
    Pro-forma:                             (unaudited)       (unaudited)

    Revenue .......................       $   40,655          $   37,806
    Net income ....................            1,396               1,794
    Basic earnings per share ......              .22                 .28
    Diluted earnings per share ....       $      .22          $      .28


PUMPKIN, LTD.

In June 1997, the Company purchased an 80% interest in the assets and assumed liabilities of Pumpkin, Ltd. (Pumpkin). The results of operations of Pumpkin have been included in the consolidated financial statements from the date of acquisition. The purchase agreement contains earnout sections requiring additional purchase price to be paid if future operating results exceed certain defined formula-based thresholds. One such earnout section relates to average operating results from 1997 through 2000, and a second earnout section relates to annual operating results through 2001. The range of the possible additional purchase price payments under both sections at December 31, 1999 is from $-0- to $2,080. Based upon such formulas through December 31, 1999, and the expected operating results in the year 2000, management believes that it is probable that the full $2,080 amount of additional purchase price will become payable in 2002; payment may be extended under the agreement until 2004 if the payment of such amount could cause a default in Pumpkin's senior debt agreements. If extended to 2004, interest would be payable quarterly at an annual rate of 8%. If the thresholds are met, the Company would record additional goodwill related to the acquisition. In both 1999 and 1998, Pumpkin paid $40 in additional purchase price based on these formulas, which was recorded as additional goodwill.

The following unaudited pro forma financial information presents the combined results of the Company and Pumpkin as if the acquisition had taken place on January 1, 1997. The pro forma amounts give effect to certain adjustments including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
    Pro-forma:                                                   (unaudited)

    Revenue ..................................................    $   26,239
    Net income from continuing operations ....................         1,179
    Basic earnings per share from continuing operations ......           .27
    Diluted earnings per share from continuing operations ....    $      .27

4.    DIVESTITURE OF DISCONTINUED OPERATIONS

In 1997, the Company sold its beneficial interest in two insurance-related businesses in two separate transactions, recognizing a gain upon sale of approximately $1,149 after tax, and net income from operations of $66 prior to divestiture. These businesses were classified as discontinued operations in the statement of income.

5. INVENTORIES

                                                           DECEMBER 31,
                                                      1999            1998
                                                    --------        --------

   Finished goods ...........................       $    782        $    600
   Raw materials ............................          3,411           4,739
                                                    --------        --------

   Total ....................................       $  4,193        $  5,339
                                                    ========        ========

6. PROPERTY AND EQUIPMENT

                                                          DECEMBER 31,
                                                      1999            1998
                                                    --------        --------

   Land and improvements ....................       $    370        $    370
   Buildings and improvements ...............            909             828
   Machinery and equipment ..................            681             515
   Furniture and fixtures ...................            299             104
                                                    --------        --------
                                                       2,259           1,817

   Less accumulated depreciation ............           (478)           (310)
                                                    --------        --------

   Total ....................................       $  1,781        $  1,507
                                                    ========        ========

7. GOODWILL AND INTANGIBLE ASSETS

                                                          DECEMBER 31,
                                                      1999            1998
                                                    --------        --------

   Goodwill .................................       $ 31,141        $ 12,164
   Patents ..................................          1,033             960
   Deferred financing costs .................          1,403             881
   Franchise agreements .....................          8,750            --
   Curriculum ...............................            250            --
   Non-compete agreement ....................             89            --
                                                    --------        --------
                                                      42,666          14,005

   Less accumulated amortization ............         (3,825)         (1,961)
                                                    --------        --------

   Total ....................................       $ 38,841        $ 12,044
                                                    ========        ========

8.  NOTES PAYABLE

Primrose, Pumpkin and Possible Dreams each have short-term borrowing facilities under bank credit agreements (the "agreements"). Each such agreement contains restrictive covenants which prohibit or limit certain actions, including levels of capital expenditures, investments, incurrance of additional debt, and the maintenance of defined levels of profitability and tangible net worth. In March 2000, the agreements for Possible Dreams and Primrose were amended to waive technical violation of certain covenants which existed as of December 31, 1999, and to change the covenant thresholds on a prospective basis. Based upon the amendments, management expects to be in compliance with the covenants in the foreseeable future. Borrowings under the agreements are secured by a pledge of substantially all of the Company's assets as well as a pledge of the Company's share ownerships in the subsidiary.

Possible Dreams' agreement is a $10,000 line of credit, under which borrowing capacity is limited to a defined borrowing base, of which $750 and $1,000 was borrowed at December 31, 1999 and 1998, respectively, at the commercial paper rate of interest plus 4% (9.52% at December 31, 1999). Additional borrowing capacity at December 31, 1999 was $ 2,750. The agreement expires in 2003.

Pumpkin's agreement is a $3,500 line of credit, under which borrowing capacity is be limited to a defined borrowing base. Interest is calculated at the commercial paper rate plus 4.25% (9.77% at December 31, 1999). There were no borrowings outstanding at either balance sheet date. Borrowing capacity under the line was $1,742 at December 31, 1999. The agreement expires in 2003 or upon the repayment of the Pumpkin Tranche A and B term loans, if earlier.

Primrose' agreement is a $2,500 line of credit, under which $500 was borrowed at December 31, 1999 at the greater of the bank's prime rate or federal funds rates, plus 0.5% (10.5% at December 31, 1999). Additional borrowing capacity under the line was $2,000 at December 31, 1999. The agreement expires in 2005.

9.    LONG-TERM DEBT AND OTHER OBLIGATIONS

                                                               DECEMBER 31,
                                                             1999        1998
                                                           --------    --------
Possible Dreams Tranche A Term Loan, payable
  in twenty quarterly installments through
  July 1, 2001; interest payable monthly at
  the commercial paper rate plus 4% (9.52 %
  at December 31, 1999) ................................   $  1,800    $  3,363

Possible Dreams Tranche B Term Loan, payable
  in seven annual installments commencing upon
  the repayment of Tranche A Term Loan, is due
  no later than April 1, 2003; interest payable
  monthly at the commercial paper rate plus 6%
  (11.52 % at December 31, 1999) .......................      3,500       3,500

Possible Dreams Subordinated promissory notes,
  interest rates from 10 - 14% (10% at
  December 31, 1999), principal due on
  May 31, 2003; interest payable
  semi-annually on May 1 and November 1 ................      1,960       1,960

Pumpkin Tranche A Term Loan, payable in 16
  quarterly installments ranging from
  $150 to $225 through December 2001;
  interest payable monthly at the commercial
  paper rate plus 4.5% (10.52% at December 31, 1999) ...        817       1,117

Pumpkin Tranche B Term Loan, payable in
  eight quarterly installments commencing
  upon repayment of the Tranche A Term Loan
  but no later than October 1, 2001;
  interest payable monthly at the commercial
  paper rate plus 6.5% (approximately
  12.52% at December 31, 1999) .........................      2,000       2,000

Primrose Tranche A Term loan, payable
  in twenty-four quarterly installments
  ranging from $438 to $688 through
  March 31, 2005; interest payable quarterly
  at the Eurodollar rate plus the applicable
  margin as defined in the credit
  agreement (8.95% at December 31, 1999) ...............     11,837        --

Pumpkin additional earnout payment
  obligations (see Note 3) .............................        160         258
                                                           --------    --------
                                                             22,074      12,198
Less unamortized debt discount .........................     (1,153)       (245)
Less current portion ...................................     (3,617)     (1,757)
                                                           --------    --------

Total long term debt ...................................   $ 17,304    $ 10,196
                                                           ========    ========

Maturities of long-term debt and other obligations for the next five years are as follows: $ 3,617 - 2000; $ 4,158 -2001; $ 5,288 - 2002; $ 6,423 - 2003; and
$ 2,113 - 2004.

Consistent with the bank lines of credit, most of the Company's long-term obligations carry restrictive covenants which prohibit or limit certain actions, including levels of capital expenditures, investments, incurrance of additional debt, and the maintenance of defined levels of profitability and tangible net worth. Most borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as by a pledge of the Company's share ownerships in the subsidiary.

The maturities of the Possible Dreams Tranche A and Tranche B term loans are subject to acceleration if defined cash flow thresholds are achieved. Such borrowings are also subject to prepayment penalties.

The Company has a tax sharing agreement with its subsidiaries, under which income tax liabilities at each subsidiary are determined on a stand-alone basis, with amounts payable to Security Capital as the consolidated taxpayer. With respect to Possible Dream's, Primrose's and Pumpkin's term loan and bank credit arrangements, any amounts remitted to Security Capital in excess of amounts approved by the lender are required to be set aside, and are pledged to the lenders as additional collateral for the borrowings at such subsidiaries. At December 31, 1999, no such amounts were set aside and pledged as collateral under such arrangements.

Warrants to acquire shares of Possible Dreams, Pumpkin and Primrose are redeemable at the election of the warrant holders for cash. The estimated fair value of the warrants are recorded as liabilities and changes in the estimated fair value of the warrants during a period are included in the results of operations. Warrant expense, classified as "Other (expense) income" was $290, $180 and $149 in the years ended December 31, 1999, 1998 and 1997, respectively. Warrant liabilities, included in "other long-term obligations," were $2,466 and $1,070 at December 31, 1999 and 1998, respectively.

10.   STOCKHOLDERS' EQUITY

The authorized capital of the Company consists of Common Stock and Class A Common Stock. The Class A Common Stock shares are identical in rights to the Common Stock shares, except that transfer of shares of the Class A Common Stock is prohibited to a person who is, or would thereby become, a holder of 4.75% or more of the fair market value of the Common Stock and the Class A Common Stock.

The Company has issued and outstanding 500,000 shares of zero coupon, redeemable, preferred stock, that have a stated liquidation value of $10 per share. Such preferred shares are convertible into Class A common stock on a 1:1 basis. The preferred shares are redeemable at their liquidation value upon the earlier of (1) the date of Primrose' earnings before interest, income taxes, depreciation and amortization ("EBITDA") exceeds $8,500 on a latest twelve month basis on or after April, 2002, or (2) on April 6, 2006.

During 1997, all shares of the Company's then-outstanding Class A, redeemable, convertible, preferred shares were converted by the holder into Class A common stock.

The Company has 2,500,000 shares of authorized preferred shares, $.01 par value, of which 2,000,000 shares remain issuable at December 31, 1999.

MINORITY INTEREST OWNERSHIPS

The owners of the minority interests in Possible Dreams, Pumpkin and Primrose have each entered into agreements with the Company providing for restrictions on the transfer of the such shares, and other related share rights. The minority shareholders of Pumpkin have the right to put their shares of Pumpkin to the Company for cash and the Company has the right to call the shares for cash upon earlier of (1) June, 2003, (2) payment in full of the acquisition indebtedness or (3) anytime after Pumpkin's average EBITDA exceeds $2,500 for a four year period commencing in 1997. The put and call price is determined by using a formula of EBITDA. At the mutual agreement of the parties settlement can occur in Security Capital Common Stock. If the lender objects to settlement in cash the Company may issue a subordinate note. Future cash settlement of such puts and calls would result in additional purchase price consideration payable to the former owners of Pumpkin and would result in the recording of additional goodwill relating to the acquisition.

SUBSIDIARY OPTIONS AND WARRANTS

Possible Dreams - Options to acquire 175 shares of Possible Dreams at approximately $1,900 per share were granted in 1996, of which 88 and 175 were outstanding at December 31, 1999 and 1998, respectively. Such options expire in 2006. The Company, but not the holder, has the right to settle the options in cash. In addition, warrants to purchase 250 shares of Possible Dreams Class B common shares were issued in 1996 and remain outstanding at December 31, 1999. The warrants are exercisable at the earlier of (1) May 17, 2001 or (2) repayment in full of the acquisition note and any related interest, at price of $.01 per share and expire in 2006. Such Class B common shares would be non-voting, but would be convertible at the option of the holder into Class A voting common shares. The holder may exercise the warrants for cash. If all such outstanding options and warrants had been exercised for Possible Dream's shares at December 31, 1999, the Company's ownership share of Possible Dreams would have been 76%.

Pumpkin - Options to acquire a total of 39 Class A common shares of Pumpkin at $1,754 per share were issued in 1997 and 1998. Such options are exercisable in 2000 and 2001, and expire in 2007 and 2008. The holder, has the right to settle the options in cash at the earlier of (1) three years of employment (2) June 27, 2003 (3) repayment in full of the acquisition note and any related interest or
(4) any time after average EBITDA exceeds $2,500 for a four year period commencing in 1997. In addition, warrants to purchase 100 shares of Pumpkin's Class B common stock at $.01 per share were issued in 1997 and remain outstanding at December 31, 1999. Class B common shares would be non-voting, but would be convertible into Class A voting shares at the option of the holder. The warrants are exercisable at the earlier of (1) June 27, 2002 or (2) repayment in full of the acquisition note and any related interest. Such warrants expire in 2007. The holder may exercise the warrants for cash. If all such outstanding options and warrants had been exercised for Pumpkin shares at December 31, 1999, the Company's ownership share of Pumpkin would have been 69%.

Primrose - Options to acquire 2,311 common shares of Primrose at $500 per share were issued in 1999 and expire in 2009. 231 options are currently exercisable. The holder has the right to settle the options in cash. Warrants to acquire 2,415.3 shares of Primrose at $.01 per share were issued in connection with the acquisition in 1999. The holder may exercise the warrants at the earlier of (1) April 6, 2004 (2) any public offering of Primrose pursuant to a registration statement, a private placement or otherwise or (3) any private sale of representing 20% or more of Primrose stock, for shares of Primrose, exchange value of the warrants for an equivalent value of shares of Security Capital, or be paid for the value of the warrants in cash. If all such outstanding options and warrants had been exercised for Primrose shares at December 31, 1999, the Company's ownership share of Primrose would have been 84%.

11. OTHER INCOME (EXPENSE)


                                            YEAR ENDED DECEMBER 31
                                     -----------------------------------
                                      1999          1998            1997
                                     -----          -----          -----

Interest income ............         $  33          $ 347          $ 368
Warrant expense ............          (290)          (180)          (149)
Other ......................            21             32             19
                                     -----          -----          -----

Total ......................         $(236)         $ 199          $ 238
                                     =====          =====          =====

12.   INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, is as follows:

                                      1999          1998           1997
                                     -----          -----          -----
Current:
   Federal .................         $  17          $  57          $  74
   State ...................           106            167            339
                                     -----          -----          -----

                                       123            224            413
                                     -----          -----          -----
Deferred:
   Federal .................          (872)          (665)          (655)
   State ...................           (19)             6            (43)
                                     -----          -----          -----

                                      (891)          (659)          (698)
                                     -----          -----          -----

Total ......................         $(768)         $(435)         $(285)
                                     =====          =====          =====

At December 31, 1999, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $25,447, the expiration dates of which are as follows: 2003 - $645, 2004 - $21,702, 2005 - $2,430, 2007 - $397,
2008 - $133, 2009 and thereafter - $140.

The items comprising the Company's net deferred tax assets, are as follows:

                                                                                 DECEMBER 31,
                                                                             1999              1998
                                                                           --------          --------
Deferred tax assets (liabilities):
   Allowance for doubtful accounts and inventory differences ......        $    218          $    284
   Operating loss carry-forwards ..................................          11,360            11,561
   Alternative minimum tax carryover ..............................             179               141
   Accelerated depreciation and other .............................            (242)              (11)
                                                                           --------          --------

                                                                             11,515            11,975
   Valuation allowance ............................................          (9,453)          (10,800)
                                                                           --------          --------

Net deferred tax asset ............................................        $  2,062          $  1,175
                                                                           ========          ========
Reconciliation to financial statements:
   Current deferred tax asset .....................................        $    287          $    418
   Long term deferred tax asset ...................................           1,875               757
   Other long term obligations ....................................            (100)             --
                                                                           --------          --------
   Net deferred tax asset .........................................        $  2,062          $  1,175
                                                                           ========          ========

The valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. Reconciliations of the income tax benefit to income taxes based on the 34% statutory rate are as follows:

                                                                           1999         1998          1997
                                                                         -------       -------       -------
Federal income taxes based on 34% of pre-tax income ................     $   490       $   581       $ 1,118
State income taxes, net of Federal benefit .........................          57            88           198
Recognition of deferred tax asset for Federal net operating
loss carry-forwards ................................................      (1,347)       (1,149)       (1,444)
Other ..............................................................          32            45          (157)
                                                                         -------       -------       -------

Income tax benefit .................................................     $  (768)      $  (435)      $  (285)
                                                                         =======       =======       =======

13.   EARNINGS PER SHARE

At December 31, 1999, 500,000 shares of zero coupon redeemable convertible preferred shares, which were convertible to 500,000 common shares, were excluded from the computation of diluted earnings per share ("EPS") because their inclusion would have had an antidilutive effect on EPS. In addition, subsidiary options and warrants were also excluded from the computation of diluted EPS for the years 1999, 1998 and 1997, because their inclusion would have had an antidilutive effect on consolidated EPS.

14. RELATED PARTY TRANSACTIONS

In 1999, the Company sold 1,136,364 shares of Class A Common Stock for $5,000 in a private placement to an affiliate of the Company's controlling stockholder.

The Company has an agreement with Capital Partners, Inc. ("CPI"), a shareholder of the Company. CPI and its affiliates and principals owned 83%, and 79% of the Company's common shares at December 31, 1999 and 1998, respectively. Under the agreement, CPI provides certain advisory services and management services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. Fees paid by the Company to CPI are based upon the greater of either a fixed dollar amount or 5% of earnings before income taxes, depreciation and amortization, as defined. Subsequent to the acquisition of Primrose, the minimum annual fixed dollar amount is $375. Fees paid to CPI are generally subordinate to the rights of the lenders to the Company. In addition, the Company has agreed to pay fees to CPI for acquisition opportunities presented to the Company by CPI at a usual and customary rates for investment banking fees for transactions of similar size and complexity. The agreement is renewable annually. Fees paid by the Company to CPI were $ 1,092, $500, and $620 in the years ended December 31, 1999, 1998 and 1997, respectively.

15.   COMMITMENTS AND CONTINGENCIES

The Company rents showrooms, office space and certain equipment under operating lease agreements. Certain office space and equipment, included in the following table, is rented from the minority shareholders of Pumpkin for which the annual rent is $45. Certain office space, also included in the following table, is rented from Security Capitals redeemable preferred stockholder for which the annual rent will be $174, $125 and $27 for 2000, 2001 and 2002, respectively.

Future minimum rental commitments at December 31, 1999 are as follows:

    2000                                $   465
    2001                                    403
    2002                                    298
    2003                                    208
    2004                                    115
    Thereafter                                -
                                        -------

    Total                               $ 1,489
                                        =======

CONCENTRATIONS

Possible Dreams purchased approximately 88% and 48% of its supplies from two companies during 1999 and 1998, respectively. The loss of either supplier could have an adverse effect on Possible Dreams' results of operations and financial condition.

CONTINGENCIES

The Company is party to several legal actions arising in the ordinary course of business. In management's opinion, the Company has adequate legal defences to these actions, such that the resolution of such matters will not have a material effect on the financial position or results of operations of the Company.

16.   SEGMENT DISCLOSURE

Following the 1999 acquisition of Primrose, the Company has two segments. The educational segment consists of Primrose and the seasonal products segment consists of the Company's activities principally in the design importing and manufacturing of Halloween and Christmas products. Management evaluates performance of its segments based upon adjusted EBITDA, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense and non-recurring charges or gains. The accounting policies of the segments are the same as those described in Note 1.

                                                                      YEAR ENDED DECEMBER 31
                                                             1999             1998             1997
                                                           --------         --------         --------
    Revenues from external customers:
       Educational services ........................       $  4,228         $   --           $   --
       Seasonal products ...........................         33,117           30,018           25,723
                                                           --------         --------         --------

    Total revenue ..................................         37,345           30,018           25,723

    Segment income:
       Educational services ........................          1,770             --               --
       Seasonal products ...........................          5,852            5,772            5,453
                                                           --------         --------         --------

    Total segment income ...........................       $  7,622         $  5,772         $  5,453

    Reconciliation to net income:
       Depreciation and amortization expense .......         (1,886)            (888)            (671)
       Interest expense ............................         (3,122)          (2,385)          (2,153)
       Income tax benefit ..........................            768              435              285
       Minority interest expense ...................           (273)            (165)            (207)
       Management fees .............................           (692)            (500)            (500)
       Income from discontinued operation ..........           --               --              1,215
       Other expense (income) ......................           (236)             199              238
       Corporate and other expenses ................           (243)            (319)            (300)
                                                           --------         --------         --------

       Net income ..................................       $  1,935         $  2,149         $  3,360
                                                           ========         ========         ========


                                                                  DECEMBER 31
                                                             1999             1998
                                                           --------         --------
    Segment assets:
       Educational services ........................       $ 29,303         $   --
       Seasonal products ...........................         23,850           25,394
    Corporate and other ............................          2,167            8,244
                                                           --------         --------

    Total assets ...................................       $ 55,320         $ 33,638
                                                           ========         ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission before April 29, 2000 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission before April 29, 200 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission before April 29, 200 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission before April 29, 200 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

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

    10.23      -- Asset Purchase Agreement dated as of May 17, 1996 by and among Possible Dreams, Ltd., a Massachusetts corporation, Columbia National Corporation, a Massachusetts corporation, Leonard Miller, Richard L. Seegal, as trustee of the Samuel C. Miller Trust u/d/t 8/5/85, Warren Stanley and Arnold Lee and Possible Dreams, Ltd., a Delaware corporation ("Possible Dreams") (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated May 17, 1996).

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

    10.60      -- Exchange Agreement among the Registrant, each holder of
                  Class A Preferred Stock and Brian D. Fitzgerald.

    10.61      -- Stock Purchase Agreement, dated as of April 6th, 1999, by and among Primrose Holdings, Inc., a Delaware corporation ("Holdings"), Security Capital Corporation, a Delaware corporation ("Security Capital"), Paul L. Erwin Grantor Retained Annuity Trust (together with Paul L. Erwin, the "Shareholders") Registrant (incorporated by reference to
                  Exhibit 1(c)(1) to the Registrant's Form 8-K Current Report dated April 6, 1999).

    10.62      -- Credit Agreement, dated as of April 6th, 1997, among
                  Primrose School Franchising Company, ("Primrose"), Holdings, the Lenders referred to therein and Canadian Imperial Bank of Commerce ("CIBC"), as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant's Form 8-K Current Report dated April 6, 1999).

    10.63      -- Warrant Agreement, dated as of April 6th, 1999 between
                  Security Capital and CIBC (incorporated by reference to Exhibit 1(c)(3) to the Registrant's Form 8-K Current Report dated April 6, 1999).

    10.64      -- Stockholders' Agreement, dated as of April 6th, 1999, among
                  Holdings, Jo Kirchner, Raymond Orgera, Robert Benowitz and Security Capital (incorporated by reference to Exhibit 1(c)(4) to the Registrant's Form 8-K Current Report dated April 6,
                  1999).

    10.65      -- Management Advisory Services Agreement, dated as of April
                  6th, 1999, by and among Primrose, Metrocorp, Country Day and Security Capital (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current Report dated April 6,
                  1999).

    10.66      -- Third Amendment to Advisory Services Agreement, dated April
                  6th, 1999, by and between Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(6) to the Registrant's Form 8-K Current Report dated April 6,
                  1999).

    10.67      -- Tax Sharing Joinder Agreement, dated April 6th, 1999, among
                  Holdings, Primrose, Metrocorp, Country Day and Security Capital to Consolidated Income Tax Sharing Agreement, dated as of April 17th, 1996, among Possible Dreams, Ltd., P.D. Holdings, Inc. and Security Capital (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated April 6, 1999).

    10.68      -- Lease Agreement, dated April 6th, 1999 by and between Erwin
                  Family Partnership, LLLP and Primrose (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report dated April 6, 1999).

    10.69      -- Lease Agreement, dated April 6th, 1999 by and between Paul
                  L. Erwin and country Day (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report dated April 6, 1999).

    21         -- Subsidiaries of the Registrant.

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

                                             Date:  March 30, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             SIGNATURE                          POSITION                          DATE
           -------------                     --------------                    ----------
     /s/ A. GEORGE GEBAUER          President, Secretary and Director        March 30, 2000
         A. George Gebauer          (Principal Executive Officer)

     /s/ WILLIAM R. SCHLUETER       Vice President (Principal Financial      March 30, 2000
         William R. Schlueter       and Accounting Officer)

     /s/ BRIAN D. FITZGERALD        Chairman of the Board                    March 30, 2000
         Brian D. Fitzgerald

     /s/ WILLIAM T. BOZARTH         Director                                 March 30, 2000
         William T. Bozarth

     /s/ THOMAS J. GOCHBERG         Director                                 March 30, 2000
         Thomas J. Gochberg

EXHIBIT INDEX



   EXHIBIT NO.                  DESCRIPTION OF DOCUMENT

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

    10.60      -- Exchange Agreement among the Registrant, each holder of
                  Class A Preferred Stock and Brian D. Fitzgerald.

    10.61      -- Stock Purchase Agreement, dated as of April 6th, 1999, by and among Primrose Holdings, Inc., a Delaware corporation ("Holdings"), Security Capital Corporation, a Delaware corporation ("Security Capital"), Paul L. Erwin Grantor Retained Annuity Trust (together with Paul L. Erwin, the "Shareholders") Registrant (incorporated by reference to
                  Exhibit 1(c)(1) to the Registrant's Form 8-K Current Report dated April 6, 1999).

    10.63      -- Credit Agreement, dated as of April 6th, 1997, among
                  Primrose School Franchising Company, ("Primrose"), Holdings, the Lenders referred to therein and Canadian Imperial Bank of Commerce ("CIBC"), as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant's Form 8-K Current Report dated April 6, 1999).

    10.63      -- Warrant Agreement, dated as of April 6th, 1999 between
                  Security Capital and CIBC (incorporated by reference to Exhibit 1(c)(3) to the Registrant's Form 8-K Current Report dated April 6, 1999).

    10.64      -- Stockholders' Agreement, dated as of April 6th, 1999, among
                  Holdings, Jo Kirchner, Raymond Orgera, Robert Benowitz and Security Capital (incorporated by reference to Exhibit 1(c)(4) to the Registrant's Form 8-K Current Report dated April 6,
                  1999).

    10.65      -- Management Advisory Services Agreement, dated as of April
                  6th, 1999, by and among Primrose, Metrocorp, Country Day and Security Capital (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current Report dated April 6,
                  1999).

    10.66      -- Third Amendment to Advisory Services Agreement, dated April
                  6th, 1999, by and between Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(6) to the Registrant's Form 8-K Current Report dated April 6,
                  1999).

    10.67      -- Tax Sharing Joinder Agreement, dated April 6th, 1999, among
                  Holdings, Primrose, Metrocorp, Country Day and Security Capital to Consolidated Income Tax Sharing Agreement, dated as of April 17th, 1996, among Possible Dreams, Ltd., P.D. Holdings, Inc. and Security Capital (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated April 6, 1999).

    10.68      -- Lease Agreement, dated April 6th, 1999 by and between Erwin
                  Family Partnership, LLLP and Primrose (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report dated April 6, 1999).

    10.69      -- Lease Agreement, dated April 6th, 1999 by and between Paul
                  L. Erwin and country Day (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report dated April 6, 1999).

    21         -- Subsidiaries of the Registrant.

    27         -- Financial Data Schedule.