Form 10-Q
period 2000-03-31
SECURITY CAPITAL CORP/DE/
filed 2000-05-15
CIK 314340

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000.

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to________.


                                     1-7921
   -------------------------------------------------------------------------
                            (Commission file number)


                          SECURITY CAPITAL CORPORATION
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                  13-3003070
----------------------------------       -----------------------------------
 (State or other jurisdiction of        (I.R.S. Employee Identification  No.)
  Incorporation or organization)



               ONE PICKWICK PLAZA, SUITE 310, GREENWICH, CT. 06830
   -------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (203) 625-0770
   -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N.A.
   --------------------------------------------------------------------------
                 (Former address, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

      As of May 12, 2000, there were 6,442,309 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Part I      Financial Information
Item 1.     Consolidated Financial Statements
            Consolidated Statements of Operations ..........................  1
            Consolidated Balance Sheets ....................................  2
            Consolidated Statements of Cash Flows ..........................  3
            Notes to the Consolidated Financial Statements .................  4
Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................  7
Item 3.     Quantitative and Qualitative Disclosures About Market Risk .....  9
Part II     Other Information
Item 5.     Other Information ..............................................  9
Item 6.     Exhibits and Reports on Form 8-K ...............................  9

Security Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------
                                                     FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
--------------------------------------------------------------------------------
                                                    2000              1999
--------------------------------------------------------------------------------
                                        (In thousands, except per share amounts)

Revenues:
   Net seasonal products sales ................   $ 3,070           $ 3,335
   Educational services revenues ..............     1,678              --
--------------------------------------------------------------------------------

Total revenues ................................     4,748             3,335
--------------------------------------------------------------------------------

Cost of revenues:
   Seasonal products cost of sales ............     1,611             1,750
   Educational services cost of sales .........       369              --
--------------------------------------------------------------------------------

Total cost of revenues ........................     1,980             1,750
--------------------------------------------------------------------------------

Gross profit ..................................     2,768             1,585
--------------------------------------------------------------------------------

Selling, general and administrative ...........     2,837             2,153
Depreciation and amortization .................       591               278
--------------------------------------------------------------------------------

Operating loss ................................      (660)             (846)
Interest expense ..............................      (680)             (339)
Other income ..................................       112               216
--------------------------------------------------------------------------------

Income (loss) before income tax benefit and
  minority interest ...........................    (1,228)             (969)
Income taxes benefit ..........................       490                92
Minority interest share of net loss ...........       134                92
--------------------------------------------------------------------------------

Net loss ......................................      (604)             (785)
--------------------------------------------------------------------------------

Less preferred stock accretion ................       (74)             --
--------------------------------------------------------------------------------

Net loss available to common stockholders .....   $  (678)          $  (785)
--------------------------------------------------------------------------------

Earnings (loss) per share:
Basic .........................................   $ (0.11)          $ (0.15)
Diluted .......................................   $ (0.11)          $ (0.15)
--------------------------------------------------------------------------------

Basic and diluted weighted average shares
  outstanding .................................     6,442             5,306
--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                   MARCH 31,        DECEMBER 31,
                                                     2000               1999
                                                  (Unaudited)
--------------------------------------------------------------------------------
ASSETS                        (In thousands, except share and per share amounts)
Current assets:
Cash and cash equivalents .....................    $  1,371          $  1,813
Accounts receivable (net of allowance
   for doubtful accounts of $112 and $213) ....       3,815             4,982
Inventory .....................................       4,971             4,193
Deferred tax asset ............................         263               287
Other current assets ..........................       1,075               946
                                                   --------          --------
Total current assets ..........................      11,495            12,221

Property and equipment (net of
   accumulated depreciation of $552 and $478) .       1,833             1,781
Goodwill and intangible assets (net of
   accumulated amortization of $4,377
   and $3,285) ................................      38,304            38,841
Deferred tax asset ............................       2,245             1,875
Other assets ..................................         373               602
--------------------------------------------------------------------------------
Total assets ..................................    $ 54,250          $ 55,320
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt .............    $  3,681          $  3,617
Accounts payable ..............................       1,151               891
Accrued expenses and other liabilities ........         675               966
Unearned revenue ..............................       1,951             1,631
Notes payable .................................       1,700             1,250
                                                   --------          --------
Total current liabilities .....................       9,158             8,355

Long-term debt ................................      16,288            17,304
Other long-term obligations ...................       2,445             2,566
--------------------------------------------------------------------------------
Total liabilities .............................      27,891            28,225
--------------------------------------------------------------------------------
Minority interest .............................       1,083             1,217
--------------------------------------------------------------------------------
Redeemable preferred stock (liquidation
   value - $5,000) ............................       2,280             2,206
--------------------------------------------------------------------------------

Common stock, $.01 par value, 7,500 shares
   authorized, 539 shares issued; 380
   shares outstanding
Class A common stock, $.01 par value,
   10,000,000 shares authorized; 6,760,725
   shares issued, 6,442,309
   shares outstanding .........................          68                68
Additional paid-in capital ....................      72,229            72,302
Accumulated deficit ...........................     (44,086)          (43,483)
Less: treasury stock, at cost, 318,575
   shares .....................................      (5,215)           (5,215)
--------------------------------------------------------------------------------
Total stockholders' equity ....................      22,996            23,672
--------------------------------------------------------------------------------
Total liabilities and stockholders'
   equity .....................................    $ 54,250          $ 55,320
--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
--------------------------------------------------------------------------------
                                                        2000             1999
--------------------------------------------------------------------------------
                                                           (In thousands)
Cash flows from operating activities:
Net loss ........................................    $  (604)          $  (785)
Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
   Deferred taxes ...............................        346              --
   Warrant obligation adjustment.................       (115)             (183)
   Depreciation and amortization ................        683               278
   Minority interest in income of
      consolidated subsidiaries .................       (134)              (92)
   Changes in operating assets and
     liabilities, net of effects from
     acquired business:
     (Increase) decrease in
       accounts receivable ......................      1,179               562
     (Increase) decrease in
       inventories ..............................       (779)           (1,106)
     (Increase) decrease in other
       current assets ...........................         89               450
     Increase (decrease) in accounts
       payable and accrued expenses .............        286                59
--------------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities .........................        259            (1,717)
--------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures .........................       (143)              (75)
--------------------------------------------------------------------------------
Net cash used in investing activities ...........       (143)              (75)
--------------------------------------------------------------------------------

Cash flows from financing activities:
   Repayment of long-term borrowings ............     (1,008)             (648)
   Borrowing on lines of credit, net ............      1,200             1,650
   Repayment of lines of credit .................       (750)             --
--------------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities .........................       (558)            1,002
--------------------------------------------------------------------------------

Decrease in cash and cash equivalents ...........       (442)             (790)
Cash and cash equivalents, beginning
   of period ....................................      1,813             9,133
--------------------------------------------------------------------------------
Cash and cash equivalents, end of
   period .......................................    $ 1,371           $ 8,343
--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements

Security Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(1)  Financial Statements
--------------------------------------------------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions for Form 10-Q. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the latest Annual Report of Security Capital on Form 10-K. Certain prior period amounts have been reclassified to conform with current period classifications.

--------------------------------------------------------------------------------
(2)  Organization And Description of Business
--------------------------------------------------------------------------------

Security Capital Corporation ("Security Capital") operates as a financial buyer of established companies as portfolio investments. Primarily, Security Capital participates in the management of its portfolio companies at the board level, and encourages operating autonomy and preservation of entrepreneurial environments. Currently, Security Capital has three portfolio subsidiary activities (together with Security Capital, referred to as the "Company"), known as Primrose, Pumpkin and Possible Dreams. Primrose is a 98%-owned subsidiary involved in the franchising of educational child care centers, with related activities in real estate consulting and site selection services. Primrose also operates one child care center. Primrose is primarily based in the southern, central and western sections of the United States. Pumpkin is an 80%-owned subsidiary in the business of manufacturing and distributing pumpkin and watermelon carving kits and related accessories, as well as sidewalk chalk. Pumpkin's activities are centered in the United States. Possible Dreams is a 90%-owned subsidiary that operates as an importer, designer, and distributor of collectible Christmas figurines and ornaments and, to a lesser extent, religious articles, primarily in the United States.

--------------------------------------------------------------------------------
(3)  Inventories
--------------------------------------------------------------------------------



--------------------------------------------------
                        MARCH 31,    DECEMBER 31,
                           2000          1999
--------------------------------------------------
                             (In thousands)

Finished goods ......    $3,899         $  782
Raw materials .......     1,072          3,411
--------------------------------------------------

Total ...............    $4,971         $4,193
--------------------------------------------------

---------------------------------------------------------------------------
(4)  Other Income (Expense)
---------------------------------------------------------------------------


------------------------------------------------------
                            FOR THE THREE MONTHS ENDED
                                      MARCH 31,
                                   2000      1999
------------------------------------------------------
                                    (In thousands)

Interest income ..............     $  2      $ 18
Warrant obligation adjustment.      115       183
Other ........................       (5)       15
------------------------------------------------------

Total ........................     $112      $216
------------------------------------------------------


-----------------------------------------------------------------------------
 (5)  Acquisition of Primrose
-----------------------------------------------------------------------------

On April 6, 1999, the Company acquired 98% of the outstanding shares of common stock of Primrose from Paul L. Erwin and The Paul L. Erwin Grantor Retained Annuity Trust (the "Primrose Acquisition").

The following unaudited pro forma financial information presents the combined results of the Company and Primrose as if the Primrose Acquisition had taken place on January 1, 1999. The pro forma amounts give effect to certain adjustments, including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during this period and is not indicative of results that may be obtained in the future:

--------------------------------------------------------------------------------
                               FOR THE THREE MONTHS
                                  ENDED MARCH 31,
--------------------------------------------------------------------------------
                                        1999
--------------------------------------------------------------------------------
                                  (In thousands)
Pro-Forma:
Revenues .......................     $ 6,418
Net loss
Earnings (loss) per common share     $  (723)
   Basic .......................     $ (0.14)
   Diluted .....................     $ (0.14)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(6)  Earnings Per Share
--------------------------------------------------------------------------------

At March 31, 2000, 500,000 shares of zero coupon redeemable convertible preferred shares, which were convertible into 500,000 common shares, were excluded from the computation of diluted earnings per share ("EPS") because their inclusion would have had an antidilutive effect on EPS. In addition, subsidiary options and warrants were also excluded from the computation of diluted EPS for the three month periods ended March 31, 2000 and 1999, because their inclusion would have had an antidilutive effect on consolidated EPS.

-----------------------------------------------------------------------------
(7)  Segment Disclosure
-----------------------------------------------------------------------------

The Company has an educational services segment and a seasonal products segment. The educational services segment consists of Primrose, and the seasonal products segment consists of the Company's activities principally in the design, import and manufacture of Halloween and Christmas products. Management evaluates the performance of its segments based upon adjusted EBITDA, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense, management fees and non-recurring charges or gains.

--------------------------------------------------------------------------------
                                                        FOR THE THREE
                                                         MONTHS ENDED
                                                           MARCH 31,
--------------------------------------------------------------------------------
                                                    2000             1999
--------------------------------------------------------------------------------
                                                       (In thousands)
Revenues from external customers:
Educational services .........................    $ 1,678          $  --
Seasonal products ............................      3,070            3,335
--------------------------------------------------------------------------------
Total revenues ...............................    $ 4,748          $ 3,335
--------------------------------------------------------------------------------

Segment income:
Educational services .........................    $   815          $  --
Seasonal products ............................       (669)            (392)
--------------------------------------------------------------------------------
Total segment income .........................        146             (392)
--------------------------------------------------------------------------------

Reconciliation to net income loss:
   Depreciation and amortization
      expense ................................       (591)            (278)
   Interest expense ..........................       (680)            (339)
   Income tax benefit ........................        490               92
   Minority interest expense .................        134               92
   Management fees ...........................       (166)            (108)
   Other income ..............................        112              216
   Corporate & other expense .................        (49)             (68)
--------------------------------------------------------------------------------
Net loss .....................................    $  (604)         $  (785)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                 MARCH 31,       DECEMBER 31,
                                                   2000              1999
--------------------------------------------------------------------------------
                                                        (In thousands)
Segment assets:
   Educational services ..................       $29,245            $29,303
   Seasonal products .....................        22,524             23,850
Corporate & other ........................         2,481              2,167
--------------------------------------------------------------------------------
Total assets .............................       $54,250            $55,320
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
(8) Income Taxes
--------------------------------------------------------------------------------

The Company has recorded income tax benefits of 40% and 10% for the three month periods ended March 31, 2000 and 1999, respectively. For the three month period ended March 31, 1999 the Company recorded its tax benefit based upon projected changes in its valuation allowance. The company continues to reevaluate its valuation allowance applied to its net operating loss carry-forwards based upon current developments of its operations.

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

RESULTS OF OPERATIONS

Security Capital reported a net loss of $604,000 and $785,000 for the three month periods ended March 31, 2000 and 1999, respectively. The Company reported basic and diluted net loss per common share of $0.11 and $0.15 for the three month periods ended March 31, 2000 and 1999, respectively.

Revenues increased by $1,413,000, or 42%, to $4,748,000 for the three month period ended March 31, 2000, as compared to the same period of the prior year. Without taking into consideration the Primrose Acquisition of the educational services segment, Primrose, in April 1999, revenues decreased by $265,000, or 8%, for the three month period March 31, 2000, as compared to the same period of the prior year. The decrease was primarily attributable to the timing of orders and shipments of the Company's seasonal products segment during the first quarter of 2000, which is that segment's traditionally slowest quarter. Educational services segment revenues were $1,678,000 for the three month period ended March 31, 2000. As a measure of the increasing success of the educational services segment's concept, the Company monitors the revenues generated by its franchisees. Total educational system revenues, or gross revenues of all educational based child care center franchisee's increased $3,840,000, or 28%, to $17,455,000 for the three month period ended March 31, 2000, as compared to the historical pre-acquisition records of the system for the same period of the prior year. Total royalty revenues earned from the educational services segment system increased $266,000, or 28%, to $1,202,000 for the three month period ended March 31, 2000, as compared to the historical pre-acquisition records of the educational services segment for the same period of the prior year. These increases were generated from a 17% increase in the number of educational based childcare centers, which was 76 and 65 as of March 31, 2000 and 1999, respectively. As of March 31, 2000, this segment awarded 37 franchise agreements in its development process with associated unearned revenues of $1,951,000 recorded on the balance sheet.

Selling, general and administrative expenses increased by $684,000 to $2,837,000 for the three month period ended March 31, 2000, as compared to the same period of the prior year. Without taking into consideration the acquisition of the educational services segment, selling, general and administrative expenses increased by $140,000 for the three month period ended March 31, 2000, as compared to the same period of the prior year. This increase was primarily due to the seasonal products segment increasing its staff to accommodate growth and the development of new products.

Depreciation and amortization increased by $313,000 for the three month period ended March 31, 2000, as compared to the same period of the prior year. Without taking into consideration the acquisition of the educational services segment, depreciation and amortization decreased by $28,000 for the three month period ended March 31, 2000, as compared to the same period of the prior year.

Interest expense increased by $341,000 for the three month period ended March 31, 2000, as compared to the same period of the prior year. Without taking into consideration the acquisition of the educational services segment, interest expense decreased by $16,000 for the three month period ended March 31, 2000, as compared to the same period of the prior year. This decrease was due to reduced average debt levels of the seasonal products segment.

The Company has recorded income tax benefits of 40% and 10% for the three month periods ended March 31, 2000 and 1999, respectively. For the three month period ended March 31, 1999 the Company recorded its tax benefit based upon projected changes in its valuation allowance. The company continues to reevaluate its valuation allowance applied to its net operating loss carry-forwards based upon current developments of its operations.

SEASONALITY

The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. In 1999, the seasonal products segment received orders representing approximately 34% and 42% of its annual bookings during the first and second quarters, respectively. It ships products throughout the year, with a majority of the shipping from July through November. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion its accounts receivable in the fourth quarter. Due to the seasonal pattern, the seasonal products segment has had greater working capital needs in its peak seasons and has experienced greater cash availability in the fourth calendar quarter. As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters. The Company expects this seasonal pattern to continue for the foreseeable future. The seasonal products segment has historically financed its operations through internally generated cash flow and short term seasonal borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $442,000, from $1,813,000 at December 31, 1999 to $1,371,000 at March 31, 2000. The educational services segment increased its cash and cash equivalents by $125,000 due to its positive cash flow from increased earnings and deferred revenues received. The seasonal products segment's cash and cash equivalents decreased by $542,000 due to its need for working capital during that segment's traditionally slowest period. The remaining $25,000 decrease was primarily attributable to holding company corporate activities.

The Company's consolidated working capital decreased by $1,529,000, from $3,866,000 at December 31, 1999 to $2,337,000 at March 31, 2000. The educational services segment's working capital decreased by $68,000. The seasonal products segment's decease in working capital was approximately $1,390,000 and was primarily due to its results from operations and working capital utilization during that segment's traditionally slowest quarter. The remaining decrease of $71,000 was primarily attributable to holding company corporate activities.

The Company's educational services segment maintains a $2,500,000 revolving line of credit, which had a balance of $500,000 outstanding and $2,000,000 available at March 31, 2000. The seasonal products segment, in the aggregate, maintains revolving lines of credit, which had a balance of $1,200,000 outstanding and $2,821,000 available at March 31, 2000. The low balance was due to this segment's seasonal pattern. Portions of the revolving lines of credit may be limited to a borrowing base.

Total term debt, excluding original issue discounts, decreased by $1,008,000, from $22,074,000 at December 31, 1999 to $21,066,000 at March 31, 2000. Term
debt in the aggregate had an approximate 9.87% average interest rate and current maturities of $3,681,000 at March 31, 2000. Term debt also has certain covenants at the subsidiary level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), leverage ratio, interest coverage ratio, fixed charge ratio and maximum lease expense. At March 31, 2000, Possible Dreams was not in compliance with its minimum EBITDA covenant. However, Possible Dreams has received a waiver with respect thereto and projects compliance by June 2000.

The Company had no major capital expenditures during the three month period ended March 31, 2000 and expects no major capital expenditures during the remainder of calendar year 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a percentage point change in interest rates would have impacted interest expense by approximately $70,000 for the three month period ended March 31, 2000.

PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

This filing contains "forward-looking" statements within the meaning of the "safe harbor" provisions of the Private Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such factors and uncertainties include, but are not limited to: the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture, and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the Company's suppliers' manufacturing facilities of the Company's suppliers, interest rate and foreign exchange fluctuations, political instability in the Pacific Rim, and the Company's ability to attract qualified franchisees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS: None

        (b) REPORTS ON FORM 8-K: None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SECURITY CAPITAL CORPORATION


Date: May 15, 2000                       By: /s/ A. George Gebauer
                                                 A. George Gebauer
                                                 President

Date: May 15, 2000                       By: /s/ William R. Schlueter
                                                 William R. Schlueter
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)