Form 10-Q
period 2000-06-30
SECURITY CAPITAL CORP/DE/
filed 2000-08-14
CIK 314340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000.

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

      As of August 14, 2000, there were 6,442,309 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

                                TABLE OF CONTENTS

                                                                            PAGE

Part I   Financial Information
Item 1.  Consolidated Financial Statements
         Consolidated Statements of Operations.............................    1
         Consolidated Balance Sheets.......................................    2
         Consolidated Statements of Cash Flows.............................    3
         Notes to the Consolidated Financial Statements....................    4
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................    7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........    9
Part II  Other Information
Item 4.  Submission of Matters to a Vote of Security Holders...............    9
Item 5.  Other Information.................................................    9
Item 6.  Exhibits and Reports on Form 8-K..................................   10

Security Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                                            For the Three Months        For the Six Months
                                                                               Ended June 30,              Ended June 30,
                                                                          ------------------------    ------------------------
                                                                             2000          1999          2000         1999
                                                                          ----------    ----------    ----------    ----------
                                                                           (In thousands, except share and per share amounts)
Revenues:
    Net seasonal products sales .......................................   $    7,041    $    5,315    $   10,111    $    8,650
    Educational services revenues .....................................        1,676         1,141         3,354         1,141
                                                                          ----------    ----------    ----------    ----------
Total revenues ........................................................        8,717         6,456        13,465         9,791
                                                                          ----------    ----------    ----------    ----------
Cost of revenues:
    Seasonal products cost of sales ...................................        3,326         2,752         4,937         4,502
    Educational services cost of revenues .............................          358           299           727           299
                                                                          ----------    ----------    ----------    ----------
Total cost of revenues ................................................        3,684         3,051         5,664         4,801
                                                                          ----------    ----------    ----------    ----------
Gross profit ..........................................................        5,033         3,405         7,801         4,990
                                                                          ----------    ----------    ----------    ----------
Selling, general and administrative ...................................        3,235         3,173         6,072         5,326
Depreciation and amortization .........................................          596           536         1,187           814
                                                                          ----------    ----------    ----------    ----------
Operating income (loss) ...............................................        1,202          (304)          542        (1,150)
Interest expense ......................................................         (760)         (809)       (1,440)       (1,148)
Other income (expense) ................................................         (171)          (57)          (59)          159
                                                                          ----------    ----------    ----------    ----------
Income (loss) before income tax (benefit) expense and minority interest          271        (1,170)         (957)       (2,139)
Income tax benefit (expense) ..........................................         (139)          114           351           206
Minority interests in subsidiaries ....................................            9            62           143           154
                                                                          ----------    ----------    ----------    ----------
Net income (loss) .....................................................          141          (994)         (463)       (1,779)
                                                                          ----------    ----------    ----------    ----------
Less preferred stock accretion ........................................          (75)          (69)         (149)          (69)
                                                                          ----------    ----------    ----------    ----------
Net income (loss) available to common stockholders ....................   $       66    $   (1,063)   $     (612)   $   (1,848)
                                                                          ----------    ----------    ----------    ----------
Earnings (loss) per share:
    Basic .............................................................   $     0.01    $    (0.18)   $    (0.10)   $    (0.32)
    Diluted ...........................................................   $     0.01    $    (0.18)   $    (0.10)   $    (0.32)
                                                                          ----------    ----------    ----------    ----------
Basic and diluted weighted average shares outstanding: ................        6,442         5,842         6,442         5,842
                                                                          ----------    ----------    ----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                              June 30,    December 31,
                                                                               2000           1999
                                                                            (Unaudited)
                                                                              --------    ------------
ASSETS                                                          (In thousands, except share and per share amounts)
Current assets:
Cash and cash equivalents .................................                   $    336    $      1,813
Accounts receivable (net of allowance for
   doubtful accounts of $182 and $213) ....................                      9,274           4,982
Inventory .................................................                      8,161           4,193
Deferred tax asset ........................................                        197             287
Other current assets ......................................                      1,090             946
                                                                              --------    ------------
Total current assets ......................................                     19,058          12,221

Property and equipment (net of accumulated
   depreciation of $631 and $478) .........................                      1,843           1,781
Goodwill and intangible assets (net of
   accumulated amortization of $4,935 and
   $3,825) ................................................                     37,779          38,841
Deferred tax asset ........................................                      2,130           1,875
Other assets ..............................................                        366             602
                                                                              --------    ------------
Total assets ..............................................                   $ 61,176    $     55,320
                                                                              --------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt .........................                   $  3,602    $      3,617
Accounts payable ..........................................                      1,700             891
Accrued expenses and other liabilities ....................                        991             966
Unearned revenues .........................................                      2,231           1,631

Notes payable .............................................                      8,315           1,250
                                                                              --------    ------------
Total current liabilities .................................                     16,839           8,355

Long-term debt ............................................                     15,281          17,304
Other long-term obligations ...............................                      2,569           2,566
                                                                              --------    ------------
Total liabilities .........................................                     34,689          28,225
                                                                              --------    ------------
Minority interest .........................................                      1,073           1,217
                                                                              --------    ------------
Redeemable preferred stock (liquidation
value - $5,000) ...........................................                      2,355           2,206
                                                                              --------    ------------
Common stock, $.01 par value, 7,500 shares authorized, 539
   shares issued; 380 shares outstanding ..................                       --              --
Class A common stock, $.01 par value, 10,000,000 shares
   authorized; 6,760,725 shares issued; 6,442,309 shares
   outstanding ............................................                         68              68
Additional paid-in capital ................................                     72,152          72,302
Accumulated deficit .......................................                    (43,946)        (43,483)
Less: treasury stock, at cost, 318,575 shares .............                     (5,215)         (5,215)
                                                                              --------    ------------
Total stockholders' equity ................................                     23,059          23,672
                                                                              --------    ------------
Total liabilities and stockholders' equity ................                   $ 61,176    $     55,320
                                                                              --------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)


                                                           For the Six Months
                                                                 Ended
                                                                June 30,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
                                                             (In thousands)

Cash flows from operating activities:

Net loss ..............................................   $   (463)   $ (1,779)
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Deferred taxes .....................................       (223)       --
   Warrant obligation adjustment ......................         61        (180)
   Depreciation and amortization ......................      1,376         871
   Minority interests in subsidiaries .................       (143)       (154)
   Changes in operating assets and liabilities,
      net of effects from acquired business:
       (Increase) decrease in accounts receivable .....     (4,271)     (3,001)
       (Increase) decrease in inventories .............     (3,968)     (4,078)
       (Increase) decrease in other current assets ....         74        (284)
       Increase (decrease) in accounts payable, accrued
            expenses, and unearned revenues ...........      1,432         613
                                                          --------    --------
Net cash used in operating activities .................     (6,125)     (7,992)
                                                          --------    --------
Cash flows from investing activities:
    Capital expenditures ..............................       (266)       (130)
    Acquisition of subsidiaries, net of cash acquired .       --       (25,033)
                                                          --------    --------
Net cash used in investing activities .................       (266)    (25,163)
                                                          --------    --------
Cash flows from financing activities:
   Proceeds from long-term borrowings .................       --        13,150
   Repayments of long-term borrowings .................     (2,151)     (1,188)
   Proceeds from line of credit .......................      7,935       7,865
   Repayments of line of credit .......................       (870)       (173)
   Issuance of stock ..................................       --         5,000
                                                          --------    --------
Net cash provided by financing activities .............      4,914      24,654
                                                          --------    --------
Decrease in cash and cash equivalents .................     (1,477)     (8,501)
Cash and cash equivalents, beginning of period ........      1,813       9,133
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $    336    $    632
                                                          --------    --------

The accompanying notes are an integral part of these consolidated financial statements

Security Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements

-----------------------------------------------------------------------------
(1)  Financial Statements
-----------------------------------------------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions for Form 10-Q. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the latest Annual Report of Security Capital Corporation on Form 10-K. Certain prior amounts have been classified to conform with current period classifications.

-----------------------------------------------------------------------------
(2)  Organization And Description of Business
-----------------------------------------------------------------------------

Security Capital Corporation ("Security Capital") operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments. Currently, Security Capital has three portfolio operating subsidiaries (together with Security Capital, referred to as the "Company"), known as Primrose, Pumpkin and Possible Dreams. Primrose is a 98%-owned subsidiary involved in the franchising of educational child care centers, with related activities in real estate consulting and site selection services. Primrose also operates one child care center. Primrose is primarily based in the southern, central and western sections of the United States. Pumpkin is an 80%-owned subsidiary in the business of manufacturing and distributing pumpkin and watermelon carving kits and related accessories, as well as sidewalk chalk. Pumpkin's activities are centered in the United States. Possible Dreams is a 90%-owned subsidiary that operates as an importer, designer and distributor of collectible Christmas figurines and ornaments and, to a lesser extent, religious articles, primarily in the United States.

On June 9, 2000, Security Capital signed a definitive agreement, subject to acceptable financing, to acquire Health Power, Inc. ("HPI") (OTC: HPWR). Pursuant to the terms of the agreement HPI would become a subsidiary of the Security Capital and stockholders of HPI would received approximately $26,500,000 in exchange for their shares. Security Capital would also assume or pay approximately $9,750,000 in liabilities and expenses of HPI, including amounts needed to extinguish certain severance benefits.


-----------------------------------------------------------------------------
(3)  Inventories
-----------------------------------------------------------------------------



                                        June 30,    December 31,
                                          2000         1999
                                        --------    ------------
                                            (In thousands)

            Finished goods .........    $  6,930    $      3,411
            Raw materials ..........       1,231             782
                                        --------    ------------
            Total ..................    $  8,161    $      4,193
                                        --------    ------------

------------------------------------------------------------------------------
(4)  Other Income (Expense)
------------------------------------------------------------------------------

                                         For the Three
                                            Months          For the Six Months
                                        Ended June 30,        Ended June 30,
                                      -------------------   -------------------
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
                                                  (In thousands)

Interest income ....................  $      3   $      9   $      5   $     27
Warrant obligation adjustment ......      (176)       (12)       (61)       180

Other ..............................         2        (54)        (3)       (48)
                                      --------   --------   --------   --------
Total ..............................  $   (171)  $    (57)  $    (59)  $    159
                                      --------   --------   --------   --------


------------------------------------------------------------------------------
(5)  Acquisition of Primrose
------------------------------------------------------------------------------

On April 6, 1999, the Company acquired 98% of the outstanding shares of common stock of Primrose from Paul L. Erwin and The Paul L. Erwin Grantor Retained Annuity Trust (the "Primrose Acquisition").

The following unaudited pro forma financial information presents the consolidated results of the Company and Primrose as if the Primrose Acquisition had taken place on January 1, 1999. The pro forma amounts give effect to certain adjustments, including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during this period and is not indicative of results that may be obtained in the future:



                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------   ------------------
                                           1999                  1999
                                    --------------------   ------------------
                                                  (In  thousands)

Pro-Forma:
Revenues .........................  $              6,536   $           12,954
Net loss
Earnings (loss) per common share..  $             (1,216)  $           (1,939)
   Basic .........................  $              (0.18)  $            (0.32)
   Diluted .......................  $              (0.18)  $            (0.32)


-----------------------------------------------------------------------------
(6)  Earnings Per Share
-----------------------------------------------------------------------------

At June 30, 2000, 500,000 shares of zero coupon redeemable convertible preferred shares, which are convertible into 500,000 common shares, were excluded from the computation of diluted earnings per share ("EPS") because their inclusion would have had an antidilutive effect on EPS. In addition, subsidiary options and warrants were also excluded from the computation of diluted EPS for the three and six month periods ended June 30, 2000 and 1999, because their inclusion would have had an antidilutive effect on consolidated EPS.

-----------------------------------------------------------------------------
(7)  Segment Disclosure
-----------------------------------------------------------------------------

The Company has an educational services segment and a seasonal products segment. The educational services segment consists of Primrose, and the seasonal products segment consists of Pumpkin and Possible Dreams. Management evaluates the performance of its segments based upon segment income or adjusted EBITDA, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense, management fees and non-recurring charges or gains.

                                            For the Three Months      For the Six Months
                                                Ended June 30,         Ended September 30,
                                           -----------------------   -----------------------
                                              2000         1999         2000        1999
                                           ----------   ----------   ----------   ----------
                                              (In thousands, except per share amounts)
Revenues from external customers:
    Seasonal products ...................  $    7,041   $    5,315   $   10,111   $    8,650
    Educational services ................       1,676        1,141        3,354        1,141
                                           ----------   ----------   ----------   ----------
Total revenues ..........................  $    8,717   $    6,456   $   13,465   $    9,791
                                           ----------   ----------   ----------   ----------
Segment income:
    Seasonal products ...................  $    1,285   $       85   $      616   $     (307)
    Educational services ................         807          406        1,623          406
                                           ----------   ----------   ----------   ----------
Total segment income ....................       2,092   $      491   $    2,239   $       99
                                           ----------   ----------   ----------   ----------
Reconciliation to net income (loss):
    Depreciation and amortization expense        (596)        (536)      (1,187)        (814)
    Interest expense ....................        (760)        (809)      (1,440)      (1,148)
    Income tax benefit (expense) ........        (139)         114          351          206
    Minority interest share of net loss .           9           62          143          154
    Management fees .....................        (166)        (165)        (333)        (272)
    Other income (expenses) .............        (171)         (57)         (59)         159
    Corporate and other expense .........        (128)         (94)        (177)        (163)
                                           ----------   ----------   ----------   ----------
Net loss ................................  $      141   $     (994)  $     (463)  $   (1,779)
                                           ----------   ----------   ----------   ----------

                                                        June 30,    December 31,
                                                          2000          1999
                                                        --------    ------------
                                                             (In thousands)
Segment assets:
   Educational services ............................    $ 29,067    $     29,303
   Seasonal products ...............................      29,724          23,850
Corporate and other ................................       2,385           2,167
                                                        --------    ------------
Total assets .......................................    $ 61,176    $     55,320
                                                        --------    ------------

-----------------------------------------------------------------------------
(8) Income Taxes
-----------------------------------------------------------------------------

The Company has recorded income tax benefits at a rate of 37% and 10% for the six month periods ended June 30, 2000, and 1999, respectively. For the six month period ended June 30, 1999, the Company recorded its tax benefit based upon projected changes in its valuation allowance. The Company continues to reevaluate its valuation allowance applied to its net operating loss carry-forwards based upon current developments of its operations.

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

RESULTS OF OPERATIONS

Security Capital reported net income of $141,000 and a net loss of $463,000 for the three and six month periods ended June 30, 2000, respectively, as compared to net losses of $994,000 and $1,779,000 for the same periods of the prior year. The Company reported basic and diluted net income per common share of $0.01 and a loss per common share of $0.10 for the three and six month periods ended June 30, 2000, respectively, as compared to basic and diluted net losses per common share of $0.18 and $0.32 for the same periods of the prior year.

Revenues increased by $2,261,000 and $3,674,000, or 35% and 38%, to $8,717,000
and $13,465,000 for the three and six month periods ended June 30, 2000, as compared to the same periods of the prior year. The Company's seasonal products segment revenues increased by $1,726,000 and $1,461,000, or 33% and 17%, to $7,041,000 and $10,111,000 for the three and six month periods ended June 30, 2000, as compared to the same periods of the prior year. These increases were attributable to increased demand and the timing of shipments in 2000.

Reported educational services segment revenues were $1,676,000 and $3,354,000 for the three and six month periods ended June 30, 2000, respectively. As a measure of the increasing success of the educational services segment's concept, the Company monitors the revenues generated by its franchises. Total educational system revenues, or gross revenues of all educational based child care center franchises, increased by $3,325,000 and $7,164,658, or 23% and 26%, to $17,776,000 and $35,232,000 for the three and six month periods ended June 30, 2000, as compared to the historical pre-acquisition records of the predecessor Company for the same periods of the prior year. Total royalty revenues earned from the educational services segment system increased by $231,000 and $497,000, or 23% and 26%, to $1,227,000 and $2,430,000 for the three and six month periods ended June 30, 2000, as compared to the historical pre-acquisition records of the predecessor Company for the same periods of the prior year. These increases were generated by a 20% increase in the number of educational based childcare centers, which was 78 and 65 as of June 30, 2000 and 1999, respectively. As of June 30, 2000, this segment had awarded 40 franchise agreements with associated unearned revenues of $2,231,000 recorded on the balance sheet.

Selling, general and administrative expenses increased by $62,000 and $746,000 to $3,235,400 and $6,072,000, respectively, for the three and six month periods ended June 30, 2000, respectively, as compared to the same periods of the prior year. The $746,000 increase was primarily due to the selling, general and administrative expenses of the Company's educational segment being included in the entire six month period ended June 30, 2000, as compared to only three months in the prior six month period ended June 30, 1999.

Depreciation and amortization increased by $60,000 and $373,000 to $596,000 and $1,187,000 for the three and six month periods ended June 30, 2000, respectively, as compared to the same periods of the prior year. These increases were attributable to normal and expected depreciation and amortization of the Company's assets. Additionally, the depreciation and amortization expense of the Company's educational segment increased approximately $340,000, as compared to the prior six month period due to that segment's results being included in the entire six month period ended June 30, 2000, as compared to only three months in the six month period ended June 30, 1999.

Interest expense decreased $49,000 and increased by $292,000 to $760,000 and $1,440,000 for the three and six month periods ended June 30, 2000, respectively, as compared to the same periods of the prior year. The decrease for the three month period ended June 30, 2000 was primarily due to reduced average debt levels, as compared to the prior year. The increase for the six months ended June 30, 2000 was primarily due to the Company's acquisition of Primrose in April 1999, and therefore no interest expense attributable to that acquisition was incurred during the first quarter of 1999.

The Company has recorded income tax benefits at a rate of 37% and 10% for the six month periods ended June 30, 2000, and 1999, respectively. For the six month period ended June 30, 1999, the Company recorded its tax benefit based upon projected changes in its valuation allowance. The Company continues to reevaluate its valuation allowance applied to its net operating loss carry-forwards based upon current developments of its operations.

SEASONALITY

The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. In 1999, the seasonal products segment received orders representing approximately 21% and 11% of its annual sales during the first and second quarters, respectively. It ships products throughout the year, with a majority of the shipping from July through November. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion its accounts receivable in the fourth quarter. Due to the seasonal pattern, the seasonal products segment has had greater working capital needs in its peak seasons and has experienced greater cash availability in the fourth calendar quarter. As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third calendar quarter. The Company expects this seasonal pattern to continue in fiscal year 2000. The seasonal products segment has historically financed its operations through internally generated cash flow and short-term seasonal borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1,477,000, from $1,813,000 at December 31, 1999 to $336,000 at June 30, 2000. The educational services segment decreased its cash and cash equivalents by $23,000. The seasonal products segment's cash and cash equivalents decreased by $1,485,000 due to its need for working capital during that segment's traditionally slowest period. The remaining $31,000 increase was primarily attributable to holding company corporate activities.

The Company's consolidated working capital decreased by $1,647,000, from $3,866,000 at December 31, 1999 to $2,219,000 at June 30, 2000. The educational services segment's working capital decreased by $262,000. The seasonal products segment's decrease in working capital was approximately $1,235,000 and was primarily due to its results from operations and working capital utilization during that segment's traditionally slowest period. The remaining decrease of $150,000 was primarily attributable to holding company corporate activities.

The Company's educational services segment maintains a $2,500,000 revolving line of credit, which had a balance of $500,000 outstanding and $2,000,000 available at June 30, 2000. The seasonal products segment, in the aggregate, maintains revolving lines of credit, which had a balance of $7,815,000 outstanding and $2,988,000 available at June 30, 2000, which was due to this segment's seasonal pattern.

Total term debt, excluding original issue discounts, decreased by $2,151,000, from $22,074,000 at December 31, 1999 to $19,923,000 at June 30, 2000. Term debt in the aggregate had an approximate 9.87% average interest rate and current maturities of $3,602,000 at June 30, 2000. Term debt also has certain covenants at the subsidiary level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), leverage ratio, interest coverage ratio, fixed charge ratio and maximum lease expense. At June 30, 2000, the Company was in compliance with all its covenants.

The Company had no major capital expenditures during the three month period ended June 30, 2000 and expects no major capital expenditures during the remainder of calendar year 2000.

The Company is currently negotiating with various financial institutions to obtain acceptable financing for the proposed Health Power, Inc. acquisition.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Intruments and Hedging Activities." This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. The Company is currently in the process of evaluating the impact on the consolidated results. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quater of fiscal year beginning after December 31, 1999. The Company is required to adopt SAB 101 by December 31, 2000. The Company is currently in the process of evaluating the impact on the consolidated results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a percentage point change in interest rates would have impacted interest expense by approximately $65,000 and $135,000 for the three and six month periods ended June 30, 2000, respectively.

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting") on July 13, 2000.

      (b) The following directors were elected at the Annual Meeting and they are the only directors of the Company: Brian D. Fitzgerald, A. George Gebauer, M. Paul Kelly and Craig R. Stapleton.

      (c) Set forth below is a description of the matters voted upon at the Annual Meeting, including the number of votes cast for, as well as the number of votes withheld and broker non-votes, as to each nominee for election as a director.

         1. Election of four directors, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

                                                                BROKER-
            NOMINEES          VOTES FOR     VOTES WITHHELD     NON-VOTES
            --------          ---------     --------------     ---------
        Brian D. Fitzgerald   6,287,480         12,897             0
        A. George Gebauer     6,287,230         13,147             0
        M. Paul Kelly         6,287,480         12,897             0
        Craig R. Stapleton    6,244,956         55,421             0


         2. To approve the adoption of the 2000 Long-Term Incentive Plan of the Company.

                                                              BROKER-
           VOTES FOR         AGAINST       ABSTENTIONS       NON-VOTES
           ---------         -------       -----------       ---------
           5,642,748         66,405           9,078           582,146

ITEM 5.  OTHER INFORMATION.

The Annual Meeting of the Company's Board of Directors was held on July 13, 2000, the Board of Directors elected Brian D Fitzgerald as Chairman of the Board, President and Chief Executive Officer, A. George Gebauer as Vice Chairman of the Board and Secretary and William R. Schlueter as Vice President and Chief Financial Officer of the Company.

The Class A common stock of the Company trades on the American Stock Exchange Inc. and, prior to

August 1, 2000, traded on the Pacific Exchange, Inc. The Class A common stock was suspended from trading on the Pacific Exchange effective August 1, 2000. The Company was in favor of this suspension of trading because (i) it believes the American Stock Exchange provides adequate liquidity for the Company's holders of Class A common stock and (ii) the Company historically has had difficulty meeting the maintenance requirements of the Pacific Exchange as a result of the non-cash, goodwill charges resulting from the Company's acquisitions. The American Stock Exchange's maintenance requirements do not take into account goodwill generated on acquisitions.

This filing contains "forward-looking" statements within the meaning of the "safe harbor" provisions of the Private Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such factors and uncertainties include, but are not limited to: the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the manufacturing facilities of the Company's suppliers, interest rate and foreign exchange fluctuations, political instability in the Pacific Rim, and the Company's ability to attract qualified franchisees.

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

                              SECURITY CAPITAL CORPORATION



Date: August 14, 2000            By: /s/   Brian D. Fitzgerald
                                 ------------------------------------
                                           Brian D. Fitzgerald
                                           President

Date: August 14, 2000            By: /s/   William R. Schlueter
                                 ------------------------------------
                                           William R. Schlueter
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)