Form 10-Q
period 2000-09-30
SECURITY CAPITAL CORP/DE/
filed 2000-11-16
CIK 314340

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000.

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

      As of November 14, 2000, there were 6,442,309 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

                                TABLE OF CONTENTS

                                                                            PAGE

Part I    Financial Information
Item 1.   Consolidated Financial Statements
          Consolidated Statements of Operations............................. 1
          Consolidated Balance Sheets....................................... 2
          Consolidated Statements of Cash Flows............................. 3
          Notes to the Consolidated Financial Statements.................... 4
Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations....................................... 8
Item 3.   Quantitative and Qualitative Disclosures About Market Risk........10
Part II   Other Information
Item 5.   Other Information.................................................11
Item 6.   Exhibits and Reports on Form 8-K..................................11

Security Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

-----------------------------------------------------------------------------------------
                                            FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------
                                               2000        1999        2000        1999
-----------------------------------------------------------------------------------------
                                        (In thousands, except share and per share amounts)
Revenues:
    Net seasonal products sales ..........   $ 18,555    $ 18,853    $ 28,666    $ 27,503
    Educational services revenues ........      1,754       1,450       5,108       2,591
-----------------------------------------------------------------------------------------
Total revenues ...........................     20,309      20,303      33,774      30,094
-----------------------------------------------------------------------------------------

Cost of revenues:
    Seasonal products cost of sales ......      8,006       8,371      12,943      12,873
    Educational services cost of revenues         373         358       1,100         657
-----------------------------------------------------------------------------------------

Total cost of revenues ...................      8,379       8,729      14,043      13,530
-----------------------------------------------------------------------------------------

Gross profit .............................     11,930      11,574      19,731      16,564
-----------------------------------------------------------------------------------------

Selling, general and administrative ......      4,264       4,562      10,336       9,888
Depreciation and amortization ............        601         617       1,788       1,431
-----------------------------------------------------------------------------------------

Operating income .........................      7,065       6,395       7,607       5,245
Interest expense .........................       (944)       (975)     (2,384)     (2,123)
Other income (expense) ...................       (235)       (403)       (294)       (244)
-----------------------------------------------------------------------------------------

Income before income tax expense and
  minority interests .....................      5,886       5,017       4,929       2,878
Income tax expense .......................      2,244         466       1,893         260
Minority interests in subsidiaries .......        655         558         511         404
-----------------------------------------------------------------------------------------

Net income ...............................      2,987       3,993       2,525       2,214
-----------------------------------------------------------------------------------------

Less preferred stock accretion ...........         78          66         227         135
-----------------------------------------------------------------------------------------

Net income available to common
  stockholders ...........................   $  2,909    $  3,927    $  2,298    $  2,079
-----------------------------------------------------------------------------------------

Earnings per share:
    Basic ................................   $   0.45    $   0.61    $   0.36    $   0.34
    Diluted ..............................   $   0.41    $   0.58    $   0.35    $   0.34
-----------------------------------------------------------------------------------------

Basic weighted average shares outstanding:      6,442       6,442       6,442       6,044
Diluted weighted average shares outstanding:    6,942       6,942       6,942       6,368
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Balance Sheets
------------------------------------------------------------------------
                                            SEPTEMBER 30, DECEMBER 31,
                                               2000           1999
                                            (UNAUDITED)
------------------------------------------------------------------------
ASSETS                                      (In thousands, except share
                                              and per share amounts)
Current assets:
Cash and cash equivalents ................   $    970    $  1,813
Accounts receivable (net of allowance for
   doubtful accounts of $152 and $213) ...     22,136       4,982
Inventory ................................      6,443       4,193
Deferred tax asset .......................        209         287
Other current assets .....................        950         946
                                             --------    --------
Total current assets .....................     30,708      12,221

Property and equipment (net of accumulated
   depreciation of $714 and $478) ........      1,838       1,781
Goodwill and intangible assets (net of
   accumulated amortization of $5,493 and
   $3,825) ...............................     37,230      38,841
Deferred tax asset .......................        586       1,875
Other assets .............................        465         602
------------------------------------------------------------------------
Total assets .............................   $ 70,827    $ 55,320
------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt ........   $  4,322    $  3,617
Accounts payable .........................      2,018         891
Accrued expenses and other liabilities ...      3,386         986
Unearned revenues ........................      2,171       1,631
Notes payable ............................     12,750       1,250
                                             --------    --------
Total current liabilities ................     24,647       8,375

Long-term debt ...........................     13,998      17,304
Other long-term obligations ..............      2,075       2,566
------------------------------------------------------------------------
Total liabilities ........................     40,720      28,245
------------------------------------------------------------------------
Minority interests .......................      1,708       1,197
------------------------------------------------------------------------
Redeemable preferred stock (liquidation
  value - $5,000) ........................      2,434       2,206
------------------------------------------------------------------------

Common stock, $.01 par value, 7,500 shares
   authorized, 539 shares issued; 380
   shares outstanding ....................       --          --
Class A common stock, $.01 par value,
   10,000,000 shares authorized; 6,760,725
   shares issued; 6,442,309 shares
   outstanding ...........................         68          68
Additional paid-in capital ...............     72,074      72,302
Accumulated deficit ......................    (40,962)    (43,483)
Less: treasury stock, at cost, 318,575
   shares ................................     (5,215)     (5,215)
------------------------------------------------------------------------
Total stockholders' equity ...............     25,965      23,672
------------------------------------------------------------------------
Total liabilities and stockholders' equity   $ 70,827    $ 55,320
------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
----------------------------------------------------------------
                                            FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,
----------------------------------------------------------------
                                              2000        1999
----------------------------------------------------------------
                                               (In thousands)
Cash flows from operating activities:
Net income .............................   $  2,525    $  2,214
Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
     Deferred taxes ....................      1,337        --
     Warrant obligation adjustment .....        318         241
     Depreciation and amortization .....      1,979       1,576
     Minority interests in subsidiaries         511         404
     Changes in operating assets and
       liabilities, net of effects from
       acquired business:
         (Increase) decrease in accounts
           receivable ..................    (17,121)    (17,327)
         (Increase) decrease in
           inventories .................     (2,250)       (738)
         (Increase) decrease in other
           current assets ..............        102         314
         Increase (decrease) in accounts
           payable,  accrued expenses,
           and unearned revenues .......      3,286         875
----------------------------------------------------------------
Net cash used in operating activities ..     (9,313)    (12,441)
----------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures ...............       (261)       (194)
    Acquisition of subsidiaries, net
      of cash acquired .................       --       (25,033)
----------------------------------------------------------------
Net cash used in investing activities ..       (261)    (25,227)
----------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from long-term borrowings ..       --        13,150
   Repayments of long-term borrowings ..     (2,767)     (2,370)
   Proceeds from line of credit ........     11,498      13,321
   Issuance of stock ...................       --         5,000
----------------------------------------------------------------
Net cash provided by financing
  activities ...........................      8,731      29,101
----------------------------------------------------------------

Decrease in cash and cash equivalents ..       (843)     (8,567)
Cash and cash equivalents, beginning
  of period ............................      1,813       9,133
----------------------------------------------------------------
Cash and cash equivalents, end of
  period ...............................   $    970    $    566
----------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------
(1)  Financial Statements
---------------------------------------------------------------------------

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

---------------------------------------------------------------------------
(2)  Organization And Description of Business
---------------------------------------------------------------------------

Security Capital Corporation ("Security Capital") operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments. Currently, Security Capital has three portfolio operating subsidiaries (together with Security Capital, referred to as the "Company"), known as Primrose, Pumpkin and Possible Dreams. Primrose is a 98%-owned subsidiary involved in the franchising of educational child care centers. Primrose also operates one child care center. Primrose is primarily based in the southern, central and western sections of the United States. Pumpkin is an 80%-owned subsidiary in the business of manufacturing and distributing pumpkin carving kits and related accessories. Pumpkin's activities are centered in the United States. Possible Dreams is a 90%-owned subsidiary that operates as an importer, designer and distributor of collectible Christmas figurines and ornaments.

On September 9, 2000, Security Capital signed a definitive agreement, subject to acceptable financing, to acquire Health Power, Inc. ("HPI") (OTC: HPWR). Pursuant to the terms of the agreement HPI would become a subsidiary of the Security Capital and stockholders of HPI would receive approximately $26,500,000 in exchange for their shares. Security Capital would also assume or pay approximately $9,750,000 in liabilities and expenses of HPI, including amounts needed to extinguish certain severance benefits. The Company expects to close by the end of calendar year 2000.

-----------------------------------------------------------------------------
(3)  Inventories
-----------------------------------------------------------------------------


------------------------------------------------
                      SEPTEMBER 30, DECEMBER 31,
                          2000         1999
------------------------------------------------
                            (In thousands)

Finished goods .........  $5,961      $3,411
Raw materials ..........     482         782
------------------------------------------------

Total ..................  $6,443      $4,193
------------------------------------------------


------------------------------------------------------------------------------
(4)  Other Income (Expense)
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                    FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
------------------------------------------------------------------------------
                                       2000       1999       2000       1999
------------------------------------------------------------------------------
                                                 (In thousands)

Interest income ...................   $   3      $   3      $   8      $  30
Warrant obligation adjustment .....    (257)      (457)      (318)      (241)
Other .............................      19         51         16        (33)
------------------------------------------------------------------------------

Total .............................   $(235)     $(403)     $(294)     $(244)
------------------------------------------------------------------------------


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

The following unaudited pro forma financial information presents the consolidated results of the Company and Primrose as if the Primrose Acquisition had taken place on January 1, 1999. The pro forma amounts give effect to certain adjustments, including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during this period and is not indicative of results that may be obtained in the future:


-----------------------------------------------------------------------------
                             FOR THE NINE MONTHS
                           ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------------
                                (In thousands)
Pro-Forma:
Revenues .................        $   33,257
Net income ...............        $    2,373
Earnings per common share:
  Basic ..................        $      .33
  Diluted ................        $      .33
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
(6)  Earnings Per Share
-----------------------------------------------------------------------------

Stock-Based Compensation Plans - The Company records compensation expense for its stock-based employee compensation plan in accordance with the intrinsic-value method prescribed by APB No.25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, which is generally the date of grant.

Security Capital Corporation - Pursuant to the provisions of the 2000 Long-Term Incentive Plan on July 13, 2000 the Company granted options to acquire 549,000 shares of its Class A common stock at market value, which was $6.125. Of the 549,000 shares granted 48,000 vest over a three year period while the remaining 501,000 vest over a five year period. The Company, but not the holder, has the right to settle the options in cash.

Possible Dreams - Options to acquire 87.5 shares at $1,905 per share and 87.5 shares at $3,810 per share of Possible Dreams stock, were granted on August 15, 2000. Such options vest over five years and expire in 2009. The Company, but not the holder, has the right to settle the options in cash. If all such outstanding options and warrants had been exercised for Possible Dreams' shares at September 30, 2000, the Company's ownership share of Possible Dreams would have been 71%.

Diluted earnings per share reflect per share amounts that would have resulted in dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

--------------------------------------------------------------------------------
                                       FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
                                          2000       1999       2000       1999
--------------------------------------------------------------------------------

Diluted earnings:

Net income available to common
  stockholders .......................   $ 2,909    $ 3,927   $ 2,298    $ 2,079

Preferred stock accretion ............        78         66       227        135
--------------------------------------------------------------------------------


Net income ...........................     2,987      3,993     2,525      2,214

Effect of dilutive securities settled
  for cash ...........................      (117)      --        (117)      --
--------------------------------------------------------------------------------


Diluted earnings .....................   $ 2,870    $ 3,993   $ 2,408    $ 2,214
--------------------------------------------------------------------------------


Diluted weighted average shares
  outstanding

Common stock .........................     6,442      6,442     6,442      6,044

Options settled for stock ............                 --                   --

Preferred stock ......................       500        500       500        324
--------------------------------------------------------------------------------

Diluted weighted average shares
  outstanding ........................     6,942      6,942     6,942      6,368
--------------------------------------------------------------------------------


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

-----------------------------------------------------------------------------------
                                      FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------
                                        2000         1999        2000        1999
-----------------------------------------------------------------------------------
                                         (In thousands, except per share amounts)
Revenues from external customers:
    Seasonal products ..............   $ 18,555    $ 18,853    $ 28,666    $ 27,503
    Educational services ...........      1,754       1,450       5,108       2,591
-----------------------------------------------------------------------------------
Total revenues .....................   $ 20,309    $ 20,303    $ 33,774    $ 30,094
-----------------------------------------------------------------------------------

Segment income:
    Seasonal products ..............   $  7,076    $  6,542    $  7,692    $  6,235
    Educational services ...........        861         654       2,484       1,063
-----------------------------------------------------------------------------------
Total segment income ...............      7,937    $  7,196    $ 10,176    $  7,298
-----------------------------------------------------------------------------------

Reconciliation to net income (loss):
    Depreciation and
      amortization expense .........       (601)       (617)     (1,788)     (1,431)
    Interest expense ...............       (944)       (975)     (2,384)     (2,123)
    Income tax benefit (expense) ...     (2,244)       (466)     (1,893)       (260)
    Minority interest in
      subsidiaries .................       (655)       (558)       (511)       (404)
    Management fees ................       (166)       (170)       (499)       (442)
    Other income (expenses) ........       (235)       (403)       (294)       (244)
    Corporate and other expense ....       (105)        (14)       (282)       (180)
-----------------------------------------------------------------------------------
Net Income .........................   $  2,987    $  3,993    $  2,525    $  2,214
-----------------------------------------------------------------------------------

-------------------------------------------------------------
                                   SEPTEMBER 30,  DECEMBER 31,
                                      2000           1999
-------------------------------------------------------------
                                        (In thousands)
Segment assets:
   Educational services ........    $29,074        $29,303
   Seasonal products ...........     40,669         23,850
Corporate and other ............      1,084          2,167
-------------------------------------------------------------

Total assets ...................    $70,827        $55,320
-------------------------------------------------------------

-----------------------------------------------------------------------------
(8) Income Taxes
-----------------------------------------------------------------------------

The Company has recorded income tax expense at a rate of 38% and 9% for the nine month periods ended September 30, 2000 and 1999, respectively. The Company recorded its tax expense based upon projected changes in its valuation allowance. The Company continues to reevaluate its valuation allowance applied to its net operating loss carry-forwards based upon current developments of its operations.

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

RESULTS OF OPERATIONS

Security Capital reported net income of $2,987,000 and $2,525,000 for the three and nine month periods ended September 30, 2000, respectively, as compared to net income of $3,993,000 and $2,214,000 for the same periods of the prior year. The Company reported basic net income per common share of $0.45 and $0.36 for the three and nine month periods ended September 30, 2000, respectively, as compared to basic net income per common share of $0.61 and $0.34 for the same periods of the prior year. The Company reported diluted net income per common share of $0.41 and $0.35 for the three and nine month periods ended September 30, 2000, respectively, as compared to diluted net income per common share of $0.58 and $0.34 for the same periods of the prior year. Net income reported includes income tax expense recorded at 38% for the three and nine month periods ended September 30, 2000, as compared to income tax expense recorded at 9% for the same periods of the prior year. The Company recorded its tax expense based upon projected changes in its valuation allowance. The Company continues to reevaluate its valuation allowance applied to its net operating loss carry-forwards based upon current developments of its operations.

Revenues increased by $6,000 and $3,680,000, or 0.01% and 12%, to $20,309,000
and $33,774,000 for the three and nine month periods ended September 30, 2000, as compared to the same periods of the prior year. The Company's seasonal products segment revenues decreased by $298,000 and increased by $1,163,000, or -2% and 4%, to $18,555,000 and $28,666,000 for the three and nine month periods ended September 30, 2000, as compared to the same periods of the prior year. The decrease in the revenues for the three month period ended September 30, 2000 is attributable to the timing of shipments in the second quarter. The increase of $1,163,000 for the nine month period ended September 30, 2000 was primarily attributable to strong demand.

Reported educational services segment revenues were $1,754,000 and $5,108,000 for the three and nine month periods ended September 30, 2000, respectively. As a measure of the increasing success of the educational services segment's concept, the Company monitors the revenues generated by its franchises. Total educational system revenues, or gross revenues of all educational based child care center franchises, increased by $3,489,000 and $10,654,000, or 24% and 25%, to $17,839,000 and $53,072,000 for the three and nine month periods ended September 30, 2000, as compared to the historical pre-acquisition records of the predecessor Company for the same periods of the prior year. Total royalty revenues earned from the educational services segment system increased by $244,000 and $741,000, or 24% and 25%, to $1,236,000 and $3,666,000 for the
three and nine month periods ended September 30, 2000, as compared to the historical pre-acquisition records of the predecessor Company for the same periods of the prior year. These increases were generated by a 17% increase in the number of educational based childcare centers, which was 81 and 69 as of September 30, 2000 and 1999, respectively. As of September 30, 2000, this segment had awarded 38 franchise agreements with associated unearned revenues of $2,171,000 recorded on the balance sheet.

Selling, general and administrative expenses decreased by $298,000 and increased by $448,000 to $4,264,000 and $10,336,000, respectively, for the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods of the prior year. The $448,000 increase for the nine month period ended September 30, 2000 was primarily due to the selling, general and administrative expenses of the Company's educational segment being included in the entire nine month period ended September 30, 2000, as compared to only six months in the prior nine month period ended September 30, 1999.

Depreciation and amortization decreased by $16,000 and increased by $357,000 to $601,000 and $1,788,000 for the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods of the prior year. The $357,000 increase was attributable to normal and expected depreciation and amortization of the Company's assets. Additionally, the depreciation and amortization expense of the Company's educational segment increased approximately $340,000, as compared to the prior nine month period due to that segment's results being included in the entire nine month period ended September 30, 2000, as compared to only six months in the nine month period ended September 30, 1999.

Interest expense decreased by $31,000 and increased by $261,000 to $944,000 and $2,384,000 for the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods of the prior year. The decrease for the three month period ended September 30, 2000 was primarily due to reduced average debt levels, as compared to the prior year. The increase for the nine months ended September 30, 2000 was primarily due to the Company's acquisition of Primrose in April 1999, and therefore no interest expense attributable to that acquisition was incurred during the first quarter of 1999.

The Company has recorded income tax expense at a rate of 38% and 9% for the nine month periods ended September 30, 2000 and 1999, respectively. The Company recorded its tax expense based upon projected changes in its valuation allowance. The Company continues to reevaluate its valuation allowance applied to its net operating loss carry-forwards based upon current developments of its operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $843,000, from $1,813,000 at December 31, 1999 to $970,000 at September 30, 2000. The educational services segment decreased its cash and cash equivalents by $22,000. The seasonal products segment's cash and cash equivalents decreased by $1,040,000 due to its need for working capital during that segment's traditionally slowest period. The remaining $219,000 increase was primarily attributable to other corporate activities.

The Company's consolidated working capital increased by $2,215,000, from $3,846,000 at December 31, 1999 to $6,061,000 at September 30, 2000. The
educational services segment's working capital decreased by $355,000. The seasonal products segment's increase in working capital was approximately $2,275,000 and was primarily due to its results from operations and working capital utilization during that segment's traditionally strongest period and the reclassification of a $780,000 warrant liability from non-current to current because of the warrant holders option to put the warrants to the Company for cash in May 2001. The remaining increase of $295,000 was primarily attributable to holding company corporate activities.

The Company's educational services segment maintains a $2,500,000 revolving line of credit, which had a balance of $700,000 outstanding and $1,800,000 available at September 30, 2000. The seasonal products segment, in the aggregate, maintains revolving lines of credit, which had a balance of $12,050,000 outstanding and $5,370,000 available at September 30, 2000, which was due to this segment's seasonal pattern.

Total term debt, excluding original issue discounts, decreased by $2,767,000, from $22,074,000 at December 31, 1999 to $19,307,000 at September 30, 2000. Term
debt in the aggregate had an approximate 9.87% average interest rate and current maturities of $4,322,000 at September 30, 2000. Term debt also has certain covenants at the subsidiary level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), leverage ratio, interest coverage ratio, fixed charge ratio and maximum lease expense. At September 30, 2000, the Company was in compliance with all its covenants.

The Company had no major capital expenditures during the nine month period ended September 30, 2000 and expects no major capital expenditures during the remainder of calendar year 2000.

On September 9, 2000, Security Capital signed a definitive agreement, subject to acceptable financing, to acquire Health Power, Inc. ("HPI") (OTC: HPWR). Pursuant to the terms of the agreement HPI would become a subsidiary of the Security Capital and stockholders of HPI would receive approximately $26,500,000 in exchange for their shares. Security Capital would also assume or pay approximately $9,750,000 in liabilities and expenses of HPI, including amounts needed to extinguish certain severance benefits. The Company has obtained financing commitments and expects to close by the end of the calendar year 2000.

NEW ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. The Company does not expect a material impact from this statement on the consolidated results. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after September 15, 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On September 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 2000. The Company does not expect a material impact from this bulletin on the consolidated results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a percentage point change in interest rates would have impacted interest expense by approximately $75,000 and $210,000 for the three and nine month periods ended September 30, 2000, respectively.

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

This filing contains "forward-looking" statements within the meaning of the "safe harbor" provisions of the Private Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such factors and uncertainties include, but are not limited to: the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the manufacturing facilities of the Company's suppliers, interest rate and foreign exchange fluctuations, political instability in the Pacific Rim, and the Company's ability to attract qualified franchises.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS:    27-Financial Data Schedule

      (b) REPORTS ON FORM 8-K:            None


                                    SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SECURITY CAPITAL CORPORATION



Date: November 14, 2000          By: /s/ BRIAN D. FITZGERALD
                                         Brian D. Fitzgerald
                                         President


Date: November 14, 2000          By: /s/ WILLIAM R. SCHLUETER
                                         William R. Schlueter
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)