Form 10-K405
period 2000-12-31
SECURITY CAPITAL CORP/DE/
filed 2001-04-02
CIK 314340

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                         Three Pickwick Plaza, Suite 310
                          Greenwich, Connecticut 06830
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (203) 625-0770

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of each exchange
Title of each class                                        on which registered
- -------------------                                        -------------------

Class A Common Stock, $.01 par value                     American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by

Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 26, 2001, 6,442,309 shares of the Registrant's voting stock were outstanding, of which 5,321,313 shares were held by affiliates of the Registrant. The aggregate market value of the remaining 1,120,996 shares of voting stock held by non-affiliates (based upon the closing price of the Registrant's Class A Common Stock on March 26, 2001 of $9.05) was approximately $10,145,000.

Portions of Security Capital Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission before April 30, 2001 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PAGE

Item 1.  Business ........................................................     1
Item 2.  Properties ......................................................    16
Item 3.  Legal Proceedings ...............................................    17
Item 4.  Submission of Matters to a Vote of Security Holders .............    17
Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters ...........................................    17
Item 6.  Selected Financial Data .........................................    18
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations .........................................    18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ......    24
Item 8.  Financial Statements and Supplementary Data .....................    24
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ...........................................    50
Item 10. Directors and Executive Officers of the Registrant ..............    51
Item 11. Executive Compensation ..........................................    51
Item 12. Security Ownership of Certain Beneficial Owners and Management ..    51
Item 13. Certain Relationships and Related Transactions ..................    51
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K     52

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Security Capital Corporation ("Security Capital" or "SCC" or the "Company") operates four subsidiaries in three distinct business segments. Each subsidiary has a high degree of operating autonomy, with its own chief executive officer and management. Management of each company has equity interests and other incentives based primarily on the performance of its own subsidiary. The parent company management of Security Capital is primarily focused on strategic, financial and senior level managerial issues, as well as potential new related or other acquisitions.

As a result of a December 2000 acquisition through a 100%-owned subsidiary, WC Holdings, Inc., SCC has an 80% equity interest in Health Power, Inc. ("Health Power"). Security Capital owns, through its 98%-owned subsidiary, Primrose Holdings, Inc., 100% of the outstanding shares of common stock of Primrose School Franchising Company and one related service company (together referred to as "Primrose"). Through its 80%-owned subsidiary, Pumpkin Masters Holdings, Inc., SCC owns 100% of the outstanding shares of Pumpkin, Ltd. (together referred to as "Pumpkin"). Security Capital owns, through its 100%-owned subsidiary, P.D. Holdings, Inc., 100% of the outstanding shares of Possible Dreams, Ltd. (together referred to as "Possible Dreams").

The three business segments of SCC are employer cost containment-related services, educational services, and seasonal products. Health Power which is included in the employer cost containment-related services segment provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care, workers' compensation insurance and the direct and indirect costs associated therewith. The educational segment consists of Primrose. The seasonal products segment consists of Pumpkin and Possible Dreams. Primrose is engaged in the franchising of educational child care centers, with related activities in operations advisory, real estate and site selection services. Primrose also operates one educational child care center. The Primrose activities are national with the exception of the Northeast. Pumpkin is engaged primarily in the business of designing, out-sourcing and distributing pumpkin carving kits and related Halloween accessories. Possible Dreams operates as a designer, importer, and distributor of collectible and fine quality figurines and, to a lesser extent, other specialty giftware.

                                  HEALTH POWER

BACKGROUND

On December 21, 2000, the Company, through its subsidiaries, WC Holdings, Inc. acquired Health Power, Inc., a Delaware corporation. The total consideration paid for 100% of Health Power common stock was $37,128,000.

OVERVIEW

Health Power, Inc. operates through its wholly-owned subsidiary, CompManagement, Inc. CompManagement provides services to corporations and their employees primarily relating to workplace health and safety, occupational medical care, workers' compensation insurance and employee benefits costs. These services are targeted at improving the health and safety of workplaces and employees, as well as reducing and managing employer long-term costs of workplace health and safety.

CompManagement provides its services to an estimated 58,000 businesses and had 611 employees as of December 31, 2000. Approximately 90% of the businesses are located in Ohio, which makes CompManagement a leader in providing such services in Ohio. In recent years, CompManagement has expanded its operations to Indiana, Kentucky, Pennsylvania, West Virginia and Washington.

CompManagement provides services reducing or containing employers' lost time and other workers' compensation costs and managing workers' compensation claims and unemployment insurance costs. It also provides consulting, training and education services to improve workplace health and safety. CompManagement also provides medical and administrative services related to workers' compensation claims.

COMPMANAGEMENT SERVICES

CompManagement offers services in two general categories: (1) non-medical services related to workers' and unemployment compensation claims and (ii) medical management of workers' compensation claims, or "MCO" services.

NON-MEDICAL SERVICES

CompManagement provides workers' compensation group rating services, risk management, medical cost containment and claims management services to employers with respect to workers' compensation claims and, to a lesser extent, unemployment compensation claims. Many of these services are typically referred to as "third party administration" or "TPA" services. CompManagement's TPA services for workers' compensation claims include the review and processing of an employer's workers' compensation claims, the design of individual programs to improve an employer's experience ratings, representation of employers before the Ohio Industrial Commission and The Ohio Bureau of Workers' Compensation (the "OBWC"), the performance of risk analysis for an employer's experience rating, the review of premium audits on behalf of employers and analysis of employers for inclusion in group rating plans. CompManagement also acts as a TPA of workers' compensation claims for self-insured employers. Each employer selects the types of services it desires and then enters into a contract with CompManagement to provide such services. These contracts are generally for a one-year period.

In the area of unemployment compensation, CompManagement's TPA services are similar to its services in the area of workers' compensation. Such services include the review and processing of an employer's unemployment compensation claims and representation of employers before the Ohio Bureau of Employment Services (the "OBES"). Each employer selects the types of services it desires and then enters into a contract with CompManagement to provide such services. These contracts are generally for a one-year period.

CompManagement currently provides its TPA services to approximately 19,000 employers located throughout Ohio, as well as to a smaller number of employers located in Washington and West Virginia. A substantial number of the Ohio employers have entered into contracts with CompManagement because of their participation in group rating plans sponsored by trade associations of which such employers are members.

MCO SERVICES

CompManagement provides medical management services for workers' compensation claims, primarily to Ohio employers, as well as to a smaller number of employers located in Kentucky and Indiana. CompManagement owns and operates two state-wide certified MCOs under Ohio's Health Partnership Program. CompManagement currently serves approximately 47,700 employers located throughout Ohio. As a state-wide certified MCO, CompManagement provides medical management services for workers' compensation cases resulting from injuries suffered by employees arising out of the course and scope of their employment, as required by law. Because all workers' compensation claims are reimbursed the OBWC, CompManagement does not assume any risk for the payment of medical or disability benefits to employees with respect to their claims.

The services provided by CompManagement are offered pursuant to a contract with the OBWC. Under this contract, CompManagement is responsible for providing, among other things, a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer and employee relations and education programs; and health care fraud detection and reporting programs.

Under its OBWC contract, CompManagement receives an administrative fee equal to 4% of the annual workers' compensation premiums for employers assigned to its MCO. The administrative fee is paid monthly and is subject to setoffs if CompManagement does not meet certain criteria with respect to first report of injuries, bill submissions, or data accuracy or if CompManagement makes a misfiling of death claims. CompManagement is also eligible to earn an additional quarterly incentive fee of up to 3% of the annual workers' compensation premiums for employers assigned to its MCO based upon its attainment of certain return-to-work measurements established in the contract.

CompManagement has a state-wide health care provider network consisting of approximately 13,500 physicians, hospitals and ancillary providers. This network includes certain occupational health-based physician groups which serve as its "anchor medical groups." The provider panel is credentialed using a multi-faceted peer review committee. CompManagement has a provider services department which recruits new providers for its state-wide network and offers educational materials and training seminars.

CUSTOMERS AND MARKETING

CompManagement's customers principally consist of employers required to participate in Ohio's insurance fund for workers' compensation claims and, to a lesser extent, self-insured employers. CompManagement markets its TPA and MCO services jointly through both its own sales force of 15 persons who directly contact prospective and existing employer groups and its relationships with over 500 insurance agents and brokers. CompManagement maintains service center in Akron, Cincinnati, Cleveland and Toledo, Ohio, Seattle, Washington, Charleston, West Virginia, Lexington, Kentucky and Indianapolis, Indiana in addition to its Dublin, Ohio executive offices.

COMPETITION

The workers' compensation cost containment and medical management industry is fragmented and competitive. In Ohio, the market share in this industry is concentrated among a few companies, including CompManagement. The primary competitors in Ohio of CompManagement are several TPAs and/or MCOs which offer one or more services similar to those offered by CompManagement and numerous independent companies, typically operating on a regional basis. Some of CompManagement's competitors are significantly larger and have greater financial and marketing resources than CompManagement. The principal competitive factors are the range of services offered and responsiveness to customer needs.

CompManagement competes principally on the basis of its specialization in the workers' compensation area, breadth of services, attention to customer service and independence from insurance carriers.

GOVERNMENT REGULATION

CompManagement's TPA business is generally not subject to specific government regulation or oversight. However, its business is substantially dependent on the operation of workers' and unemployment compensation systems in Ohio and the other states in which it operates.

CompManagement's MCOs are certified and regulated by the OBWC under Ohio's Health Partnership Program ("HPP"). Its MCOs are not, however, subject to Ohio's laws governing health insuring corporations, since its MCOs are not responsible for payment of health care claims or benefits, nor are they otherwise responsible for risk-bearing activities commonly associated with organizations licensed under Ohio's insurance laws.

As participants in the HPP, the company's MCOs are required to provide medical management and cost containment services that promote the rendering of high-quality, cost-effective medical care that focuses on minimizing the physical, emotional and financial impact of a work-related injury or illness and promotes a safe return to work.

In order to participate in the HPP, the MCOs must each be credentialed and certified by OBWC every two years. The certification standards for an MCO desiring to contract with OBWC include, among other things, disclosure of the MCO's organizational structure, management and employees, historical operations, provider network, payment processes, geographic coverage and provider directories. OBWC also requires an MCO to furnish information regarding the MCO's satisfaction of OBWC's requirements for MCO policies and procedures, treatment guidelines, utilization review and quality assurance, provider profiling, grievance and dispute resolution, information systems, case management records confidentiality and retention, provider relations, educational activities, performance data, marketing and liability insurance. All of the preceding activities of an MCO participating in the HPP are governed or impacted by the regulations promulgated under the HPP enabling statute, found in Ohio's Administrative Code. Upon satisfying the preceding certification criteria and entering into a contract with OBWC, an MCO is certified to provide medical management and cost containment services under the HPP.

CompManagement is required to credential its HPP provider network based on its geographic service area, using objective, non-discriminatory professional criteria that ensure that it is able to provide medical services and supplies for injured workers in its service area, as well as demonstrate that it provides such persons access to specialized care. At a minimum, a network provider must be duly licensed or qualified to render in Ohio the types of services for which the provider is engaged by CompManagement.

Upon the filing of a worker injury claim, CompManagement, in conjunction with its participating providers and the employer, is required to manage the medical or rehabilitative care for the injured employee to ensure a safe return to work. Additionally, CompManagement is required to review all bills submitted by its providers to determine that the bills are consistent with CompManagement's utilization standards and certification requirements. CompManagement also is required to maintain a grievance hearing procedure allowing a provider, the employer or the injured employee to dispute bill payment. It also is required to pay its providers the amount paid by OBWC to CompManagement for provider services submitted in connection with the injured employee's claim.

CompManagement is required to submit electronically to OBWC, on a timely basis, all bills for payment. CompManagement is subject to OBWC's electronic billing policies, formats and systems. Further, it must comply with OBWC requirements for electronic data interchange ("EDI"). CompManagement also is responsible for submitting bills of its panel providers, and of OBWC-certified providers in its service area who are not panel members but for which it has medical management responsibility, as well as bills for initial or emergency treatment by a non-OBWC-certified provider of an injured employee in its service area.

OBWC is required to pay to CompManagement an administrative fee for its medical management and administrative services, as well as an incentive payment, provided that CompManagement meets the performance criteria required by OBWC. These performance criteria are established in the MCO contract and primarily relate to the attainment of certain claim management and return to work measurements. The administrative and incentive payments to CompManagement are based on a percentage of the total premium payments of employers managed by the MCO.

The compensability and payment of claims submitted to OBWC in connection with services provided by CompManagement's panel of providers is determined solely by OBWC. OBWC claims management and dispute procedures are governed by regulations promulgated under the HPP enabling statute. CompManagement may continue management of a medical claim during adjudication of a disputed claim. However, it will not receive payment from OBWC until the disputed claim is adjudicated, and it must inform the injured employee that the claim is disputed and continued treatment may be at the employee's expense.

CompManagement also is required to maintain records supporting claims submitted to OBWC, its electronic billing, as well as any records necessary to perform its medical management functions or to substantiate the delivery, value, necessity and appropriateness of goods and services provided to injured employees. Additionally, CompManagement is required to comply with Ohio laws governing confidentiality of patient/employee records and information, subject to the exceptions contained in such laws. Failure to create, maintain and retain adequate records constitutes cause for denial of payment of administrative and incentive fees from OBWC and/or de-certification by OBWC.

CompManagement believes that its MCOs are presently in compliance in all material respects with all laws, regulations and certification requirements applicable to them.

EMPLOYEES

As of December 31, 2000, CompManagement had approximately 611 employees, of which 215 were employed in connection with its TPA operations and 396 were employed in connection with its MCO operations. CompManagement's employees are not represented by a union, and CompManagement considers its relationships with its employees is good.

                                    PRIMROSE

BACKGROUND

On April 6, 1999, the Company acquired all the assets and assumed certain liabilities of Primrose School Franchising Company, Inc., a Georgia corporation established in September 1988 and engaged in the franchising of educational child care centers, and of two related companies engaged in real estate services for franchisees and in operating one educational child care center. The consideration paid in connection with the acquisition of the foregoing companies aggregated $27,388,000.

OVERVIEW

Primrose is the exclusive franchiser of Primrose Schools, an industry leader in educational child care services. The one company-owned Primrose school is the original Primrose School and serves an important role in testing new curricula and initiatives.

As of December 31, 2000, Primrose consisted of 81 franchised locations in the southern, central and western United States and one company-owned facility. Additionally, as of that date, Primrose had awarded 42 franchise units that were in various stages of development and construction.

EDUCATIONAL SERVICES

Primrose Schools has established a position as a leader in educational child care in the upscale niche of the child care industry. Primrose is a franchised system of private, curriculum-based pre-schools which provide child care services for children six weeks to five years old and after-school programs for children five through twelve years old. The primary strategies of Primrose are aimed at delivering a consistent, high quality educational product throughout all its schools. The overall franchise system and product are tightly controlled and uniform.

Primrose provides proven early childhood curriculum and programming to its franchisees. These include detailed monthly educational lesson plans, management guidelines and other collateral materials. Primrose integrates nationally recognized packaged curriculums with its own copyrighted programs.

Primrose provides its franchisees with detailed manuals that cover all aspects of operating a Primrose School. The Primrose Schools curriculum and operating systems have been approved for national accreditation by the Commission on International and Trans-Regional Accreditation, the Southern Associations of Schools and Colleges and the North Central Association. Primrose maintains an Advisory Board made up of credentialed specialists in early childhood education.

OPERATIONAL AND BUSINESS SERVICES

Primrose provides new franchisees with pre-opening training at corporate headquarters and existing franchised schools. Ongoing operations support infrastructure which includes comprehensive business, operational and marketing plans for franchisees. Operations support directors provide consulting services and visit schools on a continual basis to ensure that Primrose's quality standards are maintained.

A complete internal and external equipment package is provided by Primrose for franchisees' use in schools. This package includes furniture, educational programs and materials, playground equipment, school supplies and custom child care management software.

REAL ESTATE SERVICES

Primrose provides real estate services to Primrose franchisees, including design based on proprietary prototype building and site plans, site selection assistance and development consulting.

MARKETING SERVICES

Primrose believes that its marketing efforts are successful due to an effective sales and marketing strategy. Marketing efforts are directed in two areas: (i) creating consumer demand for Primrose educational child care services at the end-user level; and (ii) creating demand for Primrose School franchises among potential franchisees. Primrose markets its franchise schools to households in which parents are working professionals and which require more than just "day care" through targeted marketing with numerous mediums, including direct mail, radio, newspapers, Internet and various magazines. Its franchise opportunities are targeted towards successful individuals with management experience and entrepreneurial desires. Primrose receives favorable publicity generated by its quality service and advertises in newspapers, trade publications, magazines, presentations and by word of mouth.

FINANCING SERVICES

Primrose has alliances with national lending sources to provide competitive financing for franchisees. These strategic partnerships provide a degree of familiarity and efficiency to the financing process for Primrose franchisees.

SOURCES OF REVENUE

Primrose derives revenues through the delivery of several services including through the collection of franchise fees and royalty income and from related areas such as real estate services and development fees. Its owned and operated center, Primrose Country Day School, derives its revenues through the collection of educational child care fees.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

Primrose maintains trademarks and copyrights to its programs, characters, logos and building plans. Additionally Primrose strives to protect itself, franchisees, parents and children through a strong, comprehensive franchise agreement that explicitly spells out the responsibilities of both Primrose and the franchisee. This agreement gives Primrose the ability to enforce its standards, helping to ensure system-wide quality and consistency.

COMPETITION AND MARKETS

Primrose Schools competes in the center-based for-profit sector of the child care industry. The industry is highly fragmented with an estimated 100,000 licensed child care centers, of which only a small percentage consists of national for-profit child care "chains" such as Primrose. Management believes the fragmented nature of the industry, together with an increasing demand for educational child care, provides growth opportunities for well-managed child centers with professional, owner-operated child care providers.

Management believes that the principal elements defining competitiveness are curriculum, product quality and consistency, well-trained staffing, strong customer service and good business center management. Although Primrose competes favorably with respect to these factors, some of Primrose School's competitors are larger and have greater financial resources, with a larger number of facilities and a broader national presence.

GOVERNMENT REGULATION

Primrose is subject to various federal, state and local laws affecting Primrose as well as a variety of regulatory provisions relating to zoning of school sites, sanitation, curriculum, health and safety. As a franchisor, it is subject to state and federal laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises. In certain cases, they also apply substantive standards to the relationship between franchisor and franchisee, including primarily defaults, termination, non-renewal of franchises and the potential impact of new Primrose schools on enrollment levels at existing Primrose sites.

EMPLOYEES

Primrose had 52 employees at December 31, 2000, including 27 at Primrose Country Day School. All of Primrose's employees are full-time except for 10 part-time employees at Primrose Country Day School. None of the employees of Primrose are represented by a labor union, and Primrose considers its relationships with employees is good.

Various federal and state labor laws govern its relationships with its employees. These include such matters as minimum wage requirements, overtime and other working conditions. Environmental requirements have not had a material effect on the operations of Primroses company-operated school or the schools of our franchisees. Significant additional government-imposed increases in paid leaves of absence or mandated health benefits could, however, be detrimental to the economic viability of franchisee-operated and company-operated Primrose Schools.

                                     PUMPKIN

BACKGROUND

On June 27, 1997, the Company, acquired substantially all of the assets and assumed certain liabilities of Pumpkin Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation established in 1986 and engaged in the design, manufacture and distribution of pumpkin carving kits (comprised primarily of tools and patterns) and related accessories. The consideration paid in connection with the acquisition was approximately $7,700,000.

OVERVIEW

Pumpkin is a leading designer, manufacturer and distributor of specialty products and related accessories targeted primarily at the Halloween and, to a lesser degree, Easter seasonal markets. Pumpkin outsources all of its manufacturing, assembling and packaging activities. Pumpkin distributes its products primarily throughout the United States but also in Europe to over 7,000 retail locations, including mass merchandiser, craft, grocery, hardware, garden and drug stores, and through mail order catalogues. Its business is highly seasonal in nature.

PRODUCTS

Pumpkin designs, markets and distributes specialty products for Halloween and other seasonal markets. Pumpkin's core product is a patented pumpkin carving kit. The Pumpkin Masters product line includes a variety of pumpkin carving kits containing different combinations of tools, saws and patterns for different age and designing levels. The tools include patented saws, a patented Scraper Scoop for cleaning out the inside of a pumpkin and a patented Candle Planter for drilling a hole in the bottom of a pumpkin to hold a candle. In addition, Pumpkin also currently sells and distributes other Halloween items, including a Safe Pumpkin Light (a battery-operated light), Spooky Sidewalks (a sidewalk chalk and stencil kit), a Pumpkin Sculpting Kit, a Pumpkin Painting Kit and a Lighted Safety Trick-or-Treat Bucket. In 1999, Pumpkin also introduced a home decor line of window and door decorations for Halloween. For the Easter market, Pumpkin recently introduced its Exceptional Easter(R) decorating kits for Easter 2001.

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

DESIGN

Creative design and product innovation are critical to the long-term success of Pumpkin. Pumpkin maintains a creative team of four people which is responsible for developing new products and designing patterns for each Halloween season.

DISTRIBUTION AND SUPPLIERS

Pumpkin has a retail customer base of over 1,500 retailers and mail order houses. Its products are sold in the United States, Canada and Europe through its own personnel and a network of independent manufacturers' representatives and distributors. Retail outlets include mass market, supermarket, drug, variety, hobby and craft, party and home improvement chain customers.

Pumpkin also sells directly to smaller accounts through direct mail catalogs. Distributors are sold both directly and through the independent manufacturers' representatives. Pumpkin has appointed exclusive distributor representatives in Canada and Europe.

All of Pumpkin's manufacturing and shipping activities are conducted by third party vendors. Since 1988, Pumpkin has used the same core of domestic vendors to provide substantially all of its materials and to assemble, warehouse and ship its products. Pumpkin uses vendors that are experienced in their respective fields and that manufacture each product to Pumpkin's specifications. For example, the vendor supplying saw blades manufactures the blades and ships them to the plater. After plating, the plater forwards the blades to the injection molder for handles. The finished tools (along with the printed materials) are all shipped to the assembler, which assembles the product, warehouses it and ships it to Pumpkin's customers.

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

Based upon specific customer forecasted demand, Pumpkin begins manufacturing operations in January for the following Halloween season. The investment in inventory buildup is considerable, requiring Pumpkin to forecast customer demand accurately. To date, Pumpkin has been successful in forecasting demand with few write-downs of excess inventory or write-offs of obsolete inventory.

PATENTS AND OTHER PROPRIETARY RIGHTS

Pumpkin owns a number of registered U.S. patents covering the pumpkin carving kit, the Scraper Scoop, the Candle Planter, the FlexSaw and the hand-held cutting saw. The patents will expire at various times between 2006 and 2015. Two foreign patents are pending. It also owns various registered trademarks, including Pumpkin Masters, Scraper Scoop, Durasaw, Power Tools for Pumpkins and Candle Planter.

Pumpkin believes that its proprietary products, protected by patents and other intellectual property rights, are integral to its success, and, accordingly, vigorously pursues intellectual property protection of its products and any perceived infringements of its intellectual property rights. If Pumpkin were to lose its patent protection prior to the expiration of the patents, it could have a material adverse effect on Pumpkin's results of operations and financial condition.

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

Pumpkin believes it has several competitors in the pumpkin carving product market and that the principal elements defining competitiveness are product design, patents, brand-identity and distribution. Although Pumpkin believes that it competes favorably with respect to these factors, particularly with respect to product design, some of Pumpkin's competitors are larger than Pumpkin and have greater financial resources, with a wider range of non-Halloween products and broader distribution channels.

EMPLOYEES

Pumpkin employed 27 people as of December 31, 2000, 20 of whom were salaried employees and seven of whom were hourly employees. None of its employees is represented by a labor union, and Pumpkin considers its relationship with employees to be good.

                                 POSSIBLE DREAMS

BACKGROUND

On May 17, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd., a Massachusetts corporation established in 1988 and engaged primarily in the design, importation and distribution of fine quality collectible and other specialty giftware.

OVERVIEW

Possible Dreams is a leading designer, importer and distributor of fine quality collectibles and other specialty giftware. Possible Dreams is especially known for its hand-crafted collectible Clothtique branded product line. Possible Dreams' products include the Clothtique Santa Collection, Clothtique Couture, The Clothtique Fine Arts Collection, Clothtique Champions, Clothtique Snowmen and Clothtique Historical Figures as well as a variety of Angels and ornaments. Other branded lines include Flights of Fancy, Spring Surprises and Cagey Critters. Possible Dreams distributes its products throughout the United States to approximately 15,000 independent gift retailers, as well as to department stores, mail order houses and card and gift chains.

PRODUCTS

Possible Dreams designs, imports and distributes more than 3,000 products. Possible Dreams' leading product line is Clothtique, a blend of stiffened cloth, ceramic and resin. The Clothtique process was first used by Possible Dreams for a series of angels and Santas. Clothtique is now marketed in a variety of holiday and year-round collections. The Clothtique process has the ability to mimic the look and feel of real wardrobes.

One of Possible Dreams' earliest Clothtique collections is the Santa Claus Collection. This line is known for presenting a traditional Santa character yet contemporizing its appeal through style and theme. Many are now retired and have become more valuable as product availability decreases. Since the inception of the program, hundreds of original figurines, including over 250 Santas, have been created through the design talents of many artisans.

There are new introductions each year to the Clothtique and other product lines of Possible Dreams' Flights of Fancy, an engineered line of mobiles, which was first introduced in 1997. This collection of whimsical mobiles powered by battery-operated motors has increased in sales and customer recognition each year. In addition, Possible Dreams designs lines of seasonal and non-occasion figurines, musical waterdomes, stocking holders, ornaments and decorative accessories.

Possible Dreams takes various steps to enhance the collectibility of its products. In particular, Possible Dreams limits the availability of certain styles and retires other styles even though they may still be selling well. While these actions sometimes cause it to forego sales, Possible Dreams believes they tend to provide recurring product demand, increase access to retailer shelf space and enhance the long-term value of Possible Dreams' products. Possible Dreams also attempts to improve collectibility by the regular introductions of product line extensions and new series additions.

Possible Dreams further enhances collectibility and improves sales through its Collector Club. Collector clubs are used by a number of branded giftware companies to stimulate interest in particular product lines, strengthen retail relationships and provide helpful consumer preference data. The success of Possible Dreams' Santa line led to the establishment in 1992 of the Santa Claus Network, a Clothtique Santa Collectors Club. This Club has approximately 15,000 members each paying an annual membership fee and receiving quarterly newsletters.

DESIGN AND PRODUCTION

Possible Dreams' creative team consists of an in-house group of four persons and outside artists. The team regularly attends trade shows and seminars, and travels extensively throughout the world for ideas. All catalog design and preparation, excluding some photographing and printing, are done in-house. A major theme of Possible Dreams' trade marketing features Possible Dreams as the giftware industry's creative leader.

The design and manufacture of Possible Dreams' many product lines is a complex process. Once a product is conceived, it can take up to a year before it is introduced into the market. First, detailed and scaled drawings are made for each piece. A prototype is then produced and reviewed by creative directors and management. Samples of the various designs are then made by the manufacturer for review by Possible Dreams and, often, prospective buyers. Typically, only about 40% of new designs created each year will be produced.

Possible Dreams endeavors to use first-rate craftsmanship at affordable prices. This strategy limits the possible sources of manufacturers and, accordingly, helps to achieve more controlled growth of product lines. Possible Dreams has long-standing relationships with overseas manufacturers.

DISTRIBUTION AND SUPPLIERS

As noted above, Possible Dreams has a retail customer base of approximately 15,000 independent gift shops, department stores and mail order houses. Its products are primarily sold by approximately 15 sales groups with over 126 sales representatives operating out of 18 showrooms nationwide located in each of the major giftware markets in the United States. Possible Dreams opened its own showrooms in New York City in February 1998 and in Atlanta in January 2000.

Possible Dreams also has a preferred dealer network consisting of some of its best retail customers. These customers agree to certain product display and other requirements. In return, they are entitled to sell certain limited pieces not available through non-network channels.

Products sold by Possible Dreams in the United States are generally shipped by ocean freight from abroad and then by rail and/or common carrier to its warehouse and distribution center in Foxboro, Massachusetts. Shipments from Possible Dreams to its customers are handled by

Roadway Package System, United Parcel Service or other commercial trucking lines.

Possible Dreams utilizes computer systems and purchased and internally-developed software to help maintain efficient order processing from the time a product enters its system through shipping and ultimate payment collection from its customers. Software for the processing, shipping and tracking of orders from its warehouse plays a significant role in allowing Possible Dreams to maintain customer satisfaction.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

Possible Dreams owns several federal trademark registrations and copyrights. In addition, Possible Dreams from time to time registers certain of its trademarks in foreign countries. The registrations for the trademarks are currently scheduled to expire or be canceled at various times between 2001 and 2005, but Possible Dreams believes that the marks can be maintained and renewed provided that they are still in use for the goods and services covered by such registrations.

COMPETITION AND MARKETS

Possible Dreams competes with other producers of fine quality collectibles, specialty giftware and home decorative accessory products. The giftware industry is highly fragmented and competitive, with a substantial number of both large and small participants. Possible Dreams believes that the principal elements defining competitiveness are product design and quality, product brand name loyalty, product display, reputation in the retail trade for reliable shipment and service and price. Although Possible Dreams believes it generally competes favorably with respect to these factors, some of Possible Dreams' competitors are larger than Possible Dreams and have greater financial resources and a wider range of products.

IMPORTS; MAJOR SUPPLIERS; REGULATION

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

Substantially all of Possible Dreams' products are subject to United States Customs Service duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on its products. The United States and the countries in which Possible Dreams' products are manufactured may, from time to time, impose new quotas, duties, tariffs or other charges or restrictions, or adjust presently prevailing quotas, duty, or tariff levels, any of which could adversely affect Possible Dreams' financial condition or results of operations or its ability to continue to import products at current or increased levels.

EMPLOYEES

Possible Dreams employed 84 people at December 31, 2000, 14 of whom were salaried employees, with the remainder being hourly employees. None of the employees is represented by a labor union, and Possible Dreams considers its relationship with employees to be good.

ITEM 2. PROPERTIES.

CompManagement leases a 70,000 square foot office building in Dublin, Ohio, which is used as its principal office facilities. The lease for the building is for a term of 15 years which began in 1997, provides for annual rent payments, and requires CompManagement to pay all operating expenses for the building. The lease also provides for, among other things, three renewal options of five years each, an option to purchase the building, and a right of first offer with respect to the sale of such building. The lease restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements. CompManagement also leases office space in Akron, Cincinnati, Cleveland, and Toledo, Ohio; Seattle, Washington; Charleston, West Virginia; Lexington, Kentucky; and Indianapolis, Indiana. These spaces are used as regional offices and service centers for its operations.

Primrose leases a 4,500 square foot building in Cartersville, Georgia where it maintains all its operations, sales and administrative facilities. It also leases 2,000 square feet in an adjacent building where it maintains its real estate and development facilities.

Primrose Country Day School leases land and buildings containing a total of 8,000 square feet located in Georgia where it maintains its educational child care operations.

Pumpkin leases 10,671 square feet of office space in Denver, Colorado for its sales and administrative activities.

Possible Dreams owns land and a 55,000 square foot building in Foxboro, Massachusetts where it maintains all its distribution, sales and administrative facilities. Possible Dreams currently utilizes approximately 48,000 square feet as distribution space and approximately 7,000 square feet as sales and administrative offices. Substantially all of the properties and other assets of Possible Dreams are pledged to Possible Dreams' principal lender as security for a line of credit and related loans.

Possible Dreams leases 2,400 square feet in New York, New York for a showroom.

Possible Dreams leases 2,400 square feet in Atlanta, Georgia for a showroom.

The Company believes its owned and leased properties are adequate for its current needs.

Item 3. LEGAL PROCEEDINGS

The Company is party to several legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses to these actions, such that the resolution of such matters will not have a material effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Class A Common Stock of Security Capital is traded on the American Stock Exchange (the "AMEX") under the symbol SCC. The following table states the high and low sales prices for the Class A Common Stock on the AMEX and, prior to April 1999, the Pacific Stock Exchange, for the quarterly periods indicated:

                  2000 PRICE RANGE                                            1999 PRICE RANGE
                  ----------------                                            ----------------

         QUARTER                  HIGH       LOW                  QUARTER                     HIGH       LOW
         -------                  ----       ---                  -------                     ----       ---
First -- ended March 31          $6 3/8     $5 5/8          First -- ended March 31          $4 3/8     $3 3/4
Second -- ended June 30          $6 1/4     $5 1/2          Second -- ended June 30          $9         $3 7/8
Third -- ended September 30      $6 5/8     $5 1/2          Third -- ended September 30      $8 3/4     $6 1/2
Fourth -- ended December 31      $8         $6 1/2          Fourth -- ended December 31      $6 7/8     $5 7/8

As of March 26, 2001, there were approximately 2,100 stockholders of record of the Class A Common Stock and 6,442,309 shares outstanding, and 54 stockholders of record of the Common Stock and 380 shares outstanding. On such date, the closing price of the Class A Common Stock on the AMEX was $9.05.

The Company has not paid any dividends to common stockholders for several years and does not intend to pay any dividends in the foreseeable future.

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

                                                         TWELVE         TWELVE       TWELVE     TWELVE       THREE        TWELVE
                                                         MONTHS         MONTHS       MONTHS     MONTHS       MONTHS       MONTHS
                                                         ENDED          ENDED        ENDED      ENDED        ENDED        ENDED
                                                         12/31/00       12/31/99     12/31/98   12/31/97     12/31/96     9/30/96
                                                         --------       --------     --------   --------     --------     -------

                                                                              (In thousands, except share data)
Net revenues ......................................      $ 41,904       $37,345      $30,018    $25,723      $ 5,073      $ 9,854
Income (loss) from continuing operations ..........         1,425         1,935        2,149      2,145          233          777
Income (loss) from discontinued operations ........            --            --           --         66         (108)         236
Gain on disposal of discontinued operations .......            --            --           --      1,149           --           --
Net income ........................................         1,425         1,935        2,149      3,360          125        1,013
Less preferred stock accretion ....................          (309)         (206)          --         --           --           --
Less preferred stock dividends ....................            --            --           --       (450)        (113)        (450)
                                                         --------       -------      -------    -------      -------      -------

Net income (loss) available to common stockholders       $  1,116       $ 1,729      $ 2,149    $ 2,910      $    12      $   563
                                                         ========       =======      =======    =======      =======      =======

Basic and diluted earnings (loss) per common share:
Income from continuing operations .................      $   0.17       $  0.28      $  0.41    $  0.39      $  0.03      $  0.00
Income (loss) from discontinued operations ........            --            --           --       0.01        (0.03)        0.06
Gain on disposal of discontinued operations .......            --            --           --       0.26           --           --
                                                         --------       -------      -------    -------      -------      -------

Basic and diluted earnings (loss) per common share       $   0.17       $  0.28      $  0.41    $  0.66      $  0.00      $  0.14
                                                         ========       =======      =======    =======      =======      =======

Dividends per share of common stock ...............            --            --           --         --           --           --
                                                         --------       -------      -------    -------      -------      -------

Total assets ......................................      $100,557       $55,320      $33,638    $32,550      $25,797      $34,502
Long-term obligations .............................        38,890        19,870       11,266     12,383       10,047       11,710
Redeemable preferred stock ........................         2,515         2,206           --         --           --           --
Class A preferred stock (redeemable) ..............            --            --           --         --        4,537        4,425

Total stockholders' equity ........................      $ 24,789       $23,672      $16,943    $14,794      $ 6,896      $ 6,884

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

RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

Security Capital reported net income of $1,425,000 for the year ended December 31, 2000. This compares to net income of $1,935,000 for the year ended December 31, 1999. The Company reported basic net income per common share of $0.17 for the year ended December 31, 2000, as compared to basic net income per common share of $0.28 for the year ended December 31, 1999. For 2000 the Company's basic net income per common share was reduced by $0.18 due to a net $1,146,000 reduction in deferred tax benefit from the utilization of its net operating loss carryforward during 1999.

Revenues increased by $4,559,000 or 12% to $41,904,000 for the year ended December 31, 2000. The Company's seasonal products segment revenues increased by $642,000 or 2% to $33,759,000, due to increased demand for its products during the third and fourth quarters of 2000, which are that segment's traditionally strongest quarters. Educational segment revenues increased by $2,616,000 or 62% to $6,844,000, for the year ended December 31, 2000, due to both the demand for its services and its inclusion for the full year of 2000 compared to nine months for 1999 due to its April 1999 acquisition. As a measure of the increasing success of the educational segment's concept, the Company monitors the revenues generated by its franchisees. Total education system revenue, or gross revenue of all educational-based child care center franchises increased $13,741,000 or 23% to $72,242,000, for the year ended December 31, 2000, as compared to the same period of the prior year. Total royalty revenue of the educational segment earned from system revenues increased $962,000 or 23%, for the year ended December 31, 2000, as compared to the same period of the prior year. These increases were generated from a 12% increase in the number of educational-based childcare centers, which was 82 and 73 as of December 31, 2000 and 1999, respectively. Additionally, as of December 31, 2000, this segment had awarded 42 franchise agreements in various stages of development and construction with associated unearned revenue of $2,319,000 recorded on the Company's balance sheet as of December 31, 2000. In December 2000, the Company acquired Health Power, a provider of cost containment-related services, and now has three segments. This new segment accounted for $1,301,000 of the increase in revenues.

Selling, general and administrative expense increased by $1,757,000 to $15,230,000 for the year ended December 31, 2000. Without taking into consideration the Health Power acquisition, selling, general and administrative expense increased by $1,010,000 for the year ended December 31, 2000, as compared to the year ended December 31, 1999. The educational segment selling, general and administrative expense increased by $793,000, primarily attributable to increasing its staff to accommodate growth and to a lesser extent its inclusion for the full year of 2000 compared to nine months for 1999 due to its April 1999 acquisition. The remainder of the increase was attributable to holding company expense incurred.

Amortization and depreciation increased by $550,000 for the year ended December 31, 2000. Without taking into consideration the Health Power acquisition, amortization and depreciation increased by $446,000 for the year ended December 31, 2000, as compared to the year ended December 31, 1999. The educational segment's amortization and depreciation expense increased by $410,000 which was primarily attributable to its inclusion for the full year of 2000 compared to nine months for 1999 due to its April 1999 acquisition. The remainder of the increase, $36,000, was attributable to the seasonal product segment.

Interest expense increased by $320,000 for the year ended December 31, 2000. Without taking into consideration the Health Power acquisition, interest expense increased by $223,000 for the year ended December 31, 2000, as compared to the year ended December 31, 1999. The seasonal products segment's expense decreased by $165,000 due to reduced average debt levels. The educational segment's interest expense increased by $401,000 which was primarily attributable to its inclusion for the full year of 2000 compared to nine months for 1999 due to its April 1999 acquisition.

The Company's income tax expense increased by $1,908,000 primarily as a result of the 1999 period reflecting $1,347,000 benefit from the utilization of net operating losses compared to $204,000 in the current period (see Note 12 to the consolidated financial statements).

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

SEASONALITY

The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. The seasonal segment for the two previous years received orders representing approximately 36% and 37% of its annual bookings during the first and second quarters, respectively. It ships products throughout the year, with approximately 56% of its shipments in the third quarter. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, the seasonal product segment has had greater working capital needs in its peak season and has experienced greater cash availability in its fourth calendar quarter. As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters. The Company expects this seasonal pattern to continue for the foreseeable future. The seasonal products segment has historically financed its operations through internally generated cash flow and short term seasonal borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $3,964,000 from $1,813,000 at December 31, 1999 to $5,777,000 at December 31, 2000. Approximately $3,047,000 of the
increase in cash was the cash balance at December 31, 2000 on the Company's employer cost containment-related services segment which was acquired in December 2000. Additionally, the Company assumed certain liabilities of the predecessor Company, which when paid, resulted in a net $5,700,000 outflow of cash recorded on the Statements of Cash Flows as an operating activity. The remaining $917,000 increase in cash was primarily attributable to the seasonal products segment's revolving line of credit.

The Company's consolidated working capital decreased by $9,693,000, from $3,866,000 at December 31, 1999 to a deficit of $5,827,000 at December 31, 2000.
Approximately $6,995,000 of the decrease was attributable to the Company's employer cost containment-related services segment which was acquired in December 2000. This segment generally has a deficit working capital due to prepayment of fees which are recorded as unearned revenue on the balance sheet. The unearned revenue recorded on the Company's December 31, 2000 balance sheet attributable to this segment was $10,570,000. The seasonal products segment working capital decreased by $1,843,000 which was primarily attributable to the warrant reclassification of $855,000 from long-term to current liabilities. The educational segment working capital decreased by approximately $520,000 primarily due to a $688,000 increase in its unearned revenues. The remaining decrease of $335,000 was primarily due to the holding company's activities and its acquisition of Health Power.

The seasonal products segment, in aggregate, maintains two revolving lines of credit, which had combined balances of $2,700,000 outstanding and $3,204,000 available at December 31, 2000. The low balance was due to its seasonal pattern. The Company's education segment maintains a $2,500,000 revolving line of credit, which had a balance of $500,000 outstanding and $141,000 available at December 31, 2000. The Company's employer cost containment-related services segment maintains an $8,000,000 revolving line of credit, which had a balance of $1,000,000 outstanding and $6,500,000 available at December 31, 2000. Portions of the revolving lines of credit may be limited to a borrowing base as defined in the notes to the audited financial statements included in this Form 10-K. Additionally, the Company had a cash balance of $5,777,000 at December 31, 2000.

Total term debt increased by $21,260,000 from $22,074,000 at December 31, 1999 to $43,334,000 at December 31, 2000. Term debt increased by $25,121,000 due to the Health Power acquisition and decreased by $3,861,000 due to payments on all term debt. Term debt in aggregate has an approximate 11.53% interest rate and current maturities of $7,840,000. Term debt also has certain covenants at the subsidiary operating Company level, the more significant of which requires the subsidiary operating Companies to maintain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), leverage ratio, interest coverage ratio, fixed charge ratio and maximum lease expense. At December 31, 2000, Primrose was not in compliance with their respective minimum EBITDA and leverage covenants. Primrose has received waivers and amendments to their credit agreement. Primrose estimates full compliance with its newly-amended covenants.

The Company had no major capital expenditures during the calendar year 2000 and expects no major capital expenditures during the calendar year 2001.

Excess of cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 20 to 25 years. Management continues to believe that the amortization periods utilized are appropriate (see the consolidated financial statements and notes thereto).

The Company's quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter or year. Such factors include, but are not limited to those listed under "Forward Looking Statements". The Company has introduced a number of new products in its target markets in 2000, 1999 and 1998, and plans to introduce additional products in 2001 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. The Company believes that cash flows from operating activities and the successful introduction of its new products and continued growth of its franchises, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for at least the next twelve months, although there can be no assurance in this regard.

FORWARD LOOKING STATEMENTS

This Annual Report on form 10-K contains "forward-looking" statements within the meaning of the "safe harbor" provision of the Private Litigation Reform Act of 1995. Such statements are based on managements current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such factors and uncertainties include, but are not limited to: the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture, and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the Company's suppliers' manufacturing facility, and interest rate and foreign exchange fluctuations, political stability in the Pacific Rim, and its ability to attract qualified franchisees.

QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of operations by quarter (dollar amounts in thousands, except per share amounts):

                                              1ST           2ND           3RD          4TH
                                            QUARTER       QUARTER       QUARTER      QUARTER
                                            -------       -------       -------      -------
2000:
Net revenues .........................      $ 4,748       $ 8,717       $20,309      $ 8,130
Gross profit .........................        2,768         5,033        11,930        4,685
Net (loss) income ....................         (604)          141         2,987       (1,099)
Basic (loss) earnings per common share        (0.11)         0.01          0.45        (0.18)

1999:
Net revenues .........................      $ 3,335       $ 6,456       $20,303      $ 7,251
Gross profit .........................        1,585         3,405        11,574        3,593
Net (loss) income ....................         (785)         (994)        3,933         (219)
Basic (loss) earnings per common share        (0.15)        (0.18)         0.61        (0.03)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates.

The Company's notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a percentage point change in interest rates would impact interest expense by approximately $475,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Auditors                                               25
Consolidated Financial Statements
  Consolidated Statements of Income --
    For the years ended December 31, 2000, 1999 and 1998                      27
  Consolidated Balance Sheets -
    As of December 31, 2000 and 1999                                          28
  Consolidated Statements of Cash Flows --
    For the years ended December 31, 2000, 1999 and 1998                      29
  Consolidated Statements of Stockholders' Equity --
    For the years ended December 31, 2000, 1999 and 1998                      30
  Notes to Consolidated Financial Statement                                   31

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Security Capital Corporation

We have audited the accompanying consolidated balance sheet of Security Capital Corporation and subsidiaries (the "Company") as of December 31, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries at December 31, 2000 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                /s/ ERNST & YOUNG LLP

Stamford, Connecticut
March 30, 2001 except for Note 20
as to which the date is April 1, 2001

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Security Capital Corporation

We have audited the accompanying consolidated balance sheet of Security Capital Corporation and subsidiaries (the "Company") as of December 31, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Security Capital Corporation and subsidiaries at December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 27, 2000

                  SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                    Years ended December 31
                                                               2000           1999           1998
                                                             --------       --------       --------
Net seasonal product sales ............................      $ 33,759       $ 33,117       $ 30,018
Educational service revenues ..........................         6,844          4,228             --
Employer cost containment-related service revenue .....         1,301             --             --
                                                             --------       --------       --------


Total revenues ........................................        41,904         37,345         30,018
                                                             --------       --------       --------

Seasonal products cost of sales .......................        15,807         16,110         14,486
Educational service cost of sales .....................         1,484          1,078             --
Employer cost containment-related service cost of sales           197             --             --
                                                             --------       --------       --------

Total cost of sales ...................................        17,488         17,188         14,486
                                                             --------       --------       --------

Gross profit ..........................................        24,416         20,157         15,532

Selling, general and administrative expenses ..........        15,230         13,473         10,579
Amortization and Depreciation .........................         2,436          1,886            888
                                                             --------       --------       --------

Operating income ......................................         6,750          4,798          4,065

Interest expense ......................................        (3,442)        (3,122)        (2,385)
Other (expense) income ................................          (507)          (236)           199
                                                             --------       --------       --------

Income before income taxes and minority interest ......         2,801          1,440          1,879
Income tax (expense) benefit ..........................        (1,140)           768            435
Minority interest .....................................          (236)          (273)          (165)
                                                             --------       --------       --------

Net income ............................................         1,425          1,935          2,149

Less preferred stock accretion ........................          (309)          (206)            --
                                                             --------       --------       --------

Income available to common stockholders ...............      $  1,116       $  1,729       $  2,149
                                                             ========       ========       ========

Basic earnings per share ..............................      $   0.17       $   0.28       $   0.41
                                                             ========       ========       ========

Diluted earnings per share ............................      $   0.17       $   0.28       $   0.41
                                                             ========       ========       ========

Basic weighted average shares used in computation .....         6,442          6,150          5,306
                                                             ========       ========       ========

Diluted weighted average shares used in computation ...         6,484          6,150          5,306
                                                             ========       ========       ========

 The accompanying notes to are an integral part of these consolidated financial statements.

                  SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                                 DECEMBER 31,
                                                                                             2000            1999
                                                                                           ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents .........................................................      $   5,777       $   1,813
  Accounts receivable (net of allowance for doubtful accounts
    of $1,057 and $213) .............................................................          9,265           4,982
  Inventories .......................................................................          5,594           4,193
  Income taxes receivable, net ......................................................          1,527              --
  Deferred tax assets ...............................................................          1,943             287
  Other current assets ..............................................................          1,470             946
                                                                                           ---------       ---------

  Total current assets ..............................................................         25,576          12,221

Property and equipment, net .........................................................          5,966           1,781
Goodwill (net of accumulated amortization of $3,992 and $2,568) .....................         57,836          28,573
Intangible assets, net ..............................................................          9,582          10,268
Deferred income tax .................................................................          1,074           1,875
Other assets ........................................................................            523             602
                                                                                           ---------       ---------

  Total assets ......................................................................      $ 100,557       $  55,320
                                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and other obligations ...........................      $   7,840       $   3,617
  Accounts payable ..................................................................          3,371             891
  Accrued expenses and other liabilities ............................................          3,102             966
  Unearned revenue ..................................................................         12,890           1,631
  Notes payable .....................................................................          4,200           1,250
                                                                                           ---------       ---------

  Total current liabilities .........................................................         31,403           8,355
                                                                                           ---------       ---------

Long-term debt ......................................................................         34,560          17,304
Other long-term obligations .........................................................          4,330           2,566

Minority interest ...................................................................          2,960           1,217

Redeemable convertible preferred stock (liquidation value - $5,000) .................          2,515           2,206

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 7,500 shares authorized; 380 shares issued (539 in 1999) and 380 shares outstanding (380 in 1999)

Class  A common stock, $.01 par value, 10,000,000 shares authorized; 6,442,309 shares issued (6,760,725 in 1999), 6,442,309 shares
  outstanding (6,442,309 in 1999) ...................................................             65              68
Additional paid-in capital ..........................................................         66,782          72,302
Accumulated deficit .................................................................        (42,058)        (43,483)
Less: treasury stock, at cost -0- and 318,575 shares in 2000 and 1999, respectively .             --          (5,215)
                                                                                           ---------       ---------

    Total stockholders' equity ......................................................         24,789          23,672
                                                                                           ---------       ---------

    Total liabilities and stockholders' equity ......................................      $ 100,557       $  55,320
                                                                                           =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Years ended December 31
                                                                          2000           1999           1998
                                                                        --------       --------       --------
Cash flows from operating activities:
Net income .......................................................      $  1,425       $  1,935       $  2,149
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Deferred income taxes ........................................           755           (887)          (636)
    Warrant expense ..............................................           559            290            180
    Amortization .................................................         2,520          2,066            966
    Depreciation .................................................           378            255            105
    Minority interest in income of consolidated subsidiaries .....           236            273            165
    Changes in operating assets and liabilities, net of effects from acquired businesses:
    Accounts receivable ..........................................          (260)          (856)          (670)
    Inventories ..................................................        (1,401)         1,146           (910)
    Other current assets .........................................           306            240           (278)
    Accounts payable, accrued expenses and other liabilities .....        (4,549)        (1,553)           710
                                                                        --------       --------       --------

Net cash (used in) provided by operating activities ..............           (31)         2,909          1,781
                                                                        --------       --------       --------

Cash flows from investing activities:
    Capital expenditures .........................................          (346)          (324)          (323)
    Payments for acquired businesses
      (net of acquired cash of $15,963 - 2000,
      $838 - 1999, and $0 - 1998) ................................       (19,867)       (25,033)          (250)
                                                                        --------       --------       --------

Net cash used in investing activities ............................       (20,213)       (25,357)          (573)
                                                                        --------       --------       --------

Cash flows from financing activities:
    Issuance of common stock .....................................            --          5,000             --
    Additional long-term borrowings ..............................        33,128         13,150             --
    Repayment of long-term borrowings ............................        (3,870)        (3,272)        (2,116)
    Borrowing on lines of credit .................................        14,785          6,065             --
    Repayment of lines of credit .................................       (19,835)        (5,815)            --
                                                                        --------       --------       --------

    Net cash provided by (used in) financing activities ..........        24,208         15,128         (2,116)
                                                                        --------       --------       --------

Increase (decrease) in cash and cash equivalents .................         3,964         (7,320)          (908)
Cash and cash equivalents, beginning of period ...................         1,813          9,133         10,041
                                                                        --------       --------       --------

Cash and cash equivalents, end of period .........................      $  5,777       $  1,813       $  9,133
                                                                        ========       ========       ========

Interest paid ....................................................      $  2,672       $  2,727       $  2,385
                                                                        ========       ========       ========

Income taxes paid ................................................      $    352       $    131       $     55
                                                                        ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (In thousands, except shares)

                                                                                 ADDITIONAL
                                                    NUMBER OF        COMMON        PAID-IN    ACCUMULATED     TREASURY
                                                  SHARES ISSUED*     STOCK*        CAPITAL      DEFICIT         STOCK        TOTAL
                                                  --------------     ------        -------      -------         -----        -----
Balance, January 1, 1998 ......................     5,624,900       $     56       $ 67,520     $(47,567)      $ (5,215)    $14,794

  Net income                                               --             --             --        2,149             --       2,149
                                                    ---------       --------       --------     --------       --------     -------

Balance, December 31, 1998 ....................     5,624,900             56         67,520      (45,418)        (5,215)     16,943

  Net income ..................................                                                    1,935                      1,935
  Accretion of convertible/redeemable
    preferred stock ...........................                                        (206)                                   (206)
  Sale of 1,136,364 shares of
  Class A common
    stock .....................................     1,136,364             12          4,988           --             --       5,000
                                                    ---------       --------       --------     --------       --------     -------

Balance, December 31, 1999 ....................     6,761,264             68         72,302      (43,483)        (5,215)     23,672

  Net income ..................................                                                    1,425                      1,425
  Accretion of convertible/redeemable
    preferred stock ...........................                                        (308)                                   (308)
  Retirement of 159 shares of Common stock and
    318,416 shares of Class A common stock ....      (318,575)            (3)        (5,212)          --          5,215          --
                                                    ---------       --------       --------     --------       --------     -------

                                                    6,442,689       $     65       $ 66,782     $(42,058)      $      0     $24,789
                                                    =========       ========       ========     ========       ========     =======

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

                  SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Security Capital Corporation ("Security Capital") operates as a financial buyer of established companies as portfolio investments. Primarily, Security Capital participates in the management of its portfolio companies at the board level, and encourages operating autonomy and preservation of entrepreneurial environments. Currently, Security Capital has four portfolio subsidiary activities (together with Security Capital, referred to as the "Company"), known as Health Power, Primrose, Pumpkin, and Possible Dreams. WC Holdings Inc. is a wholly-owned subsidiary with an 80% equity interest in Health Power, Inc. Health Power - through its wholly-owned subsidiary CompManagement, Inc. - provides services to corporations and their employees primarily relating to workplace health and safety occupational medical care, workers' compensation insurance and employee benefits costs. CompManagement's activities are centered primarily in Ohio and to a lesser extent in Indiana, Kentucky, Pennsylvania, West Virginia, and Washington. Primrose is a 98%-owned subsidiary involved in the franchising of educational child care centers, with related activities in real estate consulting and site selection services. Primrose also operates one child care center. The Primrose activities are primarily based in the southern, central and western United States. Pumpkin is an 80%-owned subsidiary in the business of manufacturing and distributing pumpkin carving kits and related accessories. Pumpkin's activities are centered in the United States. Possible Dreams is a wholly-owned subsidiary that operates as an importer, designer, and distributor of collectible Christmas, everyday and other figurines and ornaments primarily in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Security Capital and its subsidiaries. All significant intercompany balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

USE OF MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Primrose recognizes royalties based on the monthly revenues of the franchisees. Franchise fees are collected at various intervals prior to the opening of a school and are deferred until the franchised school has commenced operations. Real estate service fees are recognized as earned. Assignment fees relate to revenue earned for site identification and preparation for the construction of the building, including zoning permits. Assignment fees are recognized upon the closing of the purchase of the property. School tuition revenue is recognized as earned over the school year. All fees received in advance of time of recognition are recorded as unearned revenue.

Employer cost containment-related service contract revenues are derived from claims management, administrative, consulting services and managed care administration services which are recorded as earned based on the requirements and duration of the related contract. Revenue from the managed care administration services is recognized on a monthly basis based on the contracted administrative fee with the Ohio Bureau of Workers' Compensation. In addition, contract revenue is recorded for certain incentive awards when the claims are processed to which the incentive is related and a bonus award is recorded in the year earned. Revenue on certain contracts has been deferred and is recognized in income on a pro rata basis over the related contract periods, which typically range between 3 and 12 months. Commission expense associated with these contracts is also deferred and recognized as an expense on a pro rata basis over the related contract periods. For services related to group rating contracts, fees are paid to the group's sponsor and netted against contract revenues. Contract revenues received in advance are included in deferred revenues.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

RECEIVABLES

A summary of the changes in the allowance for doubtful accounts at December 31 is as follows:

                                               2000         1999        1998
                                             -------       -----       -----
      Balance at beginning of year ....      $   213       $ 214       $ 119
      Amount purchased - acquisition of
        WC Holdings, Inc. .............          510          --          --
      Provisions ......................          403         182         200
      Deductions ......................          (69)       (183)       (105)
                                             -------       -----       -----
      Balance at end of year ..........      $ 1,057       $ 213       $ 214
                                             =======       =====       =====

INVENTORIES

Inventories are principally comprised of finished goods, are stated at the lower of cost or market, using the first-in, first-out method.

PREPAID CATALOG COSTS

Prepaid catalog expenses consist of the cost to produce, print and distribute catalogs. These costs are considered direct-response advertising and, as such, are capitalized as incurred and amortized over a period which is generally less than one year.

PROPERTY AND EQUIPMENT - NET

Property and equipment are carried at cost. Significant renewals and betterments to property and equipment are capitalized, and maintenance and repairs that do not improve or extend the lives of the assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 27 years. Leasehold improvements are amortized over the shorter of the useful life or the lease term.

GOODWILL AND INTANGIBLE ASSETS - NET

Goodwill relates to the cost in excess of the fair value of the net assets acquired in the purchase business combinations of Possible Dreams, Pumpkin, Primrose, and WC Holdings. Goodwill is being amortized over periods of 20 to 25 years. Patent rights, acquired in such acquisitions, are being amortized over the 9 to 17 year remaining lives of the respective patents.

Deferred financing costs are amortized over the term of the related debt.

Franchise agreements, curriculum, and non-compete agreements related to Primrose are being amortized over periods of 21, 10 and 2 years, respectively. All such assets are being amortized on a straight-line basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of current assets (except inventories), current liabilities, notes receivable, notes payable, additional payment obligations and long-term debt. Current assets and current liabilities are carried at cost, which approximates fair value. Notes receivable, notes payable, the additional payment obligations and long-term debt bear interest at current market rates and, accordingly, the carrying value of the notes receivable and the debt approximates fair value.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is determined based on future undiscounted net cash flows from the use and ultimate disposition of the asset. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. Fair value is determined primarily by using the anticipated cash flows discounted at a rate commensurate with the risk involved. As of December 31, 2000, the Company had not recognized any impairment losses.

WARRANT OBLIGATIONS

Warrants to acquire subsidiary shares issued in connection with the acquisitions of the subsidiaries can be settled in cash at the option of the holders. Accordingly, the estimated fair value of the warrants have been recorded as liabilities and changes in the estimated fair value of the warrants are recorded as other income or expense in the respective statements of income.

PREFERRED STOCK ACCRETION

Differences between the carrying value of redeemable preferred shares and their redemption value are accreted using the interest method over the remaining estimated period to redemption, by charges to additional paid-in capital.

DEBT DISCOUNT AMORTIZATION

Differences between the carrying value and the face amount of the debt are amortized to interest expense over the life of the debt using the effective interest method.

STOCK OPTIONS

The Company measures compensation cost for stock options issued to employees using the intrinsic value method of accounting for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

EARNINGS PER SHARE

Basic earnings per common share amounts are based on the weighted average number of Common and Class A Common shares outstanding. The sum of Common Stock and Class A Common Stock is used because the two classes are identical except for certain transfer restrictions. Diluted earnings per common share are based on the weighted average shares outstanding and the dilutive effect, if any, of outstanding stock options and convertible securities.

INCOME TAXES

The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities, using presently enacted rates.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for the Company on January 1, 2001, and addresses the accounting for derivative instruments and hedging activities. The Company has not entered into such types of transactions in the past and does not believe that the adoption of this new statement will have a material effect on the Company's financial statements.

3. ACQUISITIONS

WC Holdings, Inc.

In December 2000, the Company purchased a 100% interest in WC Holdings, Inc. who, in turn, purchased an 80% interest in Health Power, Inc. The results of operations of WC Holdings have been included in the financial statements from the date of acquisition. The Company paid $37,128 in cash. The acquisition has been accounted for as a purchase, with the purchase price, net of cash acquired of $15,963 preliminarily allocated as follows based on estimates for values at the date of acquisition:

      Goodwill ( 20 years)..........................             $ 28,818
      Other assets .................................               12,172
      Unearned revenue .............................              (10,853)
      Accrued liabilities ..........................               (8,972)
                                                                 --------
      Total ........................................             $ 21,165
                                                                 ========

In connection with the financing of the acquisition, the Company borrowed funds under bank credit agreements. Under terms of the bank credit agreements, the borrowings are secured by a pledge of all assets of the WC Holdings businesses, and by the capital stock of WC Holdings held by the Company.

The following unaudited pro forma financial information presents the combined results of the Company and Health Power, Inc as if the acquisition had taken place at the beginning of each period presented. The pro forma amounts give effect to certain adjustments including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future:

                                                    YEAR ENDED       YEAR ENDED
                                                   DEC. 31, 2000    DEC. 31,1999
      Pro-forma:                                    (unaudited)     (unaudited)

      Revenue .................................       $80,983         $75,607
      Net income ..............................       $ 4,221         $ 2,619
      Basic earnings per share ................       $  0.65         $  0.42
      Diluted earnings per share ..............       $  0.64         $  0.41

PRIMROSE

In April 1999, the Company purchased a 98% interest in Primrose. The results of operations of Primrose have been included in the financial statements from the date of acquisition. The Company paid $26,225 in cash, issued 500,000 shares of zero coupon redeemable convertible preferred stock valued at $2,000, and issued a warrant to a bank to purchase shares of Primrose. The acquisition has been accounted for as a purchase, with the purchase price, net of cash acquired of $838 allocated as follows:

      Goodwill ............................................      $ 18,937
      Intangibles, principally franchise agreements .......         9,522
      Other assets ........................................         1,773
      Unearned revenue ....................................        (1,600)
      Accrued liabilities .................................        (1,244)
                                                                 --------
      Total ...............................................      $ 27,388
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

                                                     YEAR ENDED
                                                    DEC. 31, 1999
             Pro-forma:                              (unaudited)

             Revenue ...........................       $40,655
             Net income ........................         1,396
             Basic earnings per share ..........           .22
             Diluted earnings per share ........       $   .22

4. INVENTORIES

                                                        DECEMBER 31,
                                                   2000              1999
                                                  ------            ------

      Finished goods .................            $5,199            $3,411
      Raw materials ..................               395               782
                                                  ------            ------

      Total ..........................            $5,594            $4,193
                                                  ======            ======

5. PROPERTY AND EQUIPMENT - NET

                                                        DECEMBER 31,
                                                    2000           1999
                                                  --------        -------

      Land and improvements ...............       $    370        $   370
      Buildings and improvements ..........          1,218            909
      Computer equipment and software .....          6,362            478
      Machinery and equipment .............            428            328
      Furniture and fixtures ..............          1,739            174
                                                  --------        -------

                                                    10,117          2,259

      Less accumulated depreciation .......         (4,151)          (478)
                                                  --------        -------

      Total ...............................       $  5,966        $ 1,781
                                                  ========        =======

6. INTANGIBLE ASSETS - NET

                                                       DECEMBER 31,
                                                  2000             1999
                                                --------         --------

      Patents ..........................        $  1,223         $  1,033
      Deferred financing costs .........           1,403            1,403
      Franchise agreements .............           8,750            8,750
      Curriculum .......................             250              250
      Non-compete agreement ............              89               89
                                                --------         --------

                                                  11,715           11,525

      Less accumulated amortization ....          (2,133)          (1,257)
                                                --------         --------

      Total ............................        $  9,582         $ 10,268
                                                ========         ========

7. NOTES PAYABLE

Primrose, Pumpkin, Possible Dreams and WC Holdings each have short-term borrowing facilities under bank credit agreements. Each such agreement contains restrictive covenants which prohibit or limit certain actions, including levels of capital expenditures, investments, incurrence of additional debt, and which require the maintenance of defined levels of profitability and tangible net worth. In March 2000, the agreements for Possible Dreams and Primrose were amended to waive technical violation of certain covenants which existed as of December 31, 1999, and to change the covenant thresholds on a prospective basis. In March 2001, the agreement for Primrose was amended to waive similar covenant violations at December 31, 2000. Based upon the amendments, management expects to be in compliance with the covenants in the foreseeable future. Borrowings under the agreements are secured by a pledge of substantially all of the Company's assets as well as a pledge of the Company's share ownerships in the subsidiaries.

Possible Dreams' agreement is a $10,000 line of credit, under which borrowing capacity is limited to a defined borrowing base, of which $2,700 and $750 was borrowed at December 31, 2000 and 1999, respectively, at the commercial paper rate of interest plus 4% (10.5% and 9.52% at December 31, 2000 and 1999, respectively). Additional borrowing capacity at December 31, 2000 was $1,644. The agreement expires in 2003.

Pumpkin's agreement is a $3,500 line of credit, under which borrowing capacity is limited to a defined borrowing base. Interest is calculated at the commercial paper rate plus 4.25% (10.61% and 9.77% at December 31, 2000 and 1999, respectively). There were no borrowings outstanding at either balance sheet date. Borrowing capacity under the line was $1,560 at December 31, 2000. The agreement expires in 2003 or upon the repayment of the Pumpkin Tranche A and B term loans, if earlier.

Primrose's agreement is a $2,500 line of credit, under which $500 was borrowed at both December 31, 2000 and December 31, 1999 at the greater of the prime rate plus 2% or the federal funds rates plus 2.5% (11.5% and 10.5% at December 31, 2000 and 1999, respectively). Additional borrowing capacity under the line was $141 at December 31, 2000. The agreement expires in 2002.

WC Holdings' agreement is an $8,000 line of credit under which $1,000 was borrowed at December 31, 2000 at an interest rate of prime less 1/2% (9.0% at December 31, 2000). Due to a restriction placed on the facility for a $500 letter of credit outstanding at year-end, the additional borrowing capacity under this line was $6,500 at December 31, 2000.

8. LONG-TERM DEBT AND OTHER OBLIGATIONS

                                                                                            DECEMBER 31,
                                                                                         2000           1999
                                                                                       --------       --------
Possible Dreams Tranche A Term Loan, payable in twenty quarterly installments through July 1, 2001; interest payable monthly at the commercial paper rate
  plus 4% (10.5% and 9.515% at December 31, 2000 and 1999, respectively) .........      $    800       $  1,800

Possible Dreams Tranche B Term Loan, payable in seven annual installments commencing upon the repayment of Tranche A Term Loan, is due no later than
  April 1, 2003; interest payable monthly at the commercial paper rate plus 6%
  (11.5% and 11.515% at December 31, 2000 and 1999, respectively) ...............         3,500          3,500

Possible Dreams Subordinated promissory notes, interest rates from 10 - 14% (10%
  at December 31, 2000 and 1999, respectively), principal due on May 31, 2003;
  interest payable semi-annually on May 1 and November 1 ........................         1,960          1,960

Pumpkin Tranche A Term Loan, repaid early during 2000; interest was payable
  monthly at the commercial paper rate plus 4.5% (10.52% at December 31, 1999) ..             0            817

Pumpkin Tranche B Term Loan, payable in eight quarterly installments through
  October 2002; interest payable monthly at the commercial paper rate plus 6.5%
    (12.86% and 12.52% at December 31, 2000 and 1999, respectively) .............         2,000          2,000

Primrose Tranche A Term loan, payable in quarterly installments of $438 and a balloon at March 31, 2002; interest payable quarterly at the Eurodollar rate plus the applicable margin as defined in the credit agreement (10.16% and
  8.9475% at December 31, 2000 and 1999, respectively) ..........................         9,900         11,837

WC Holdings capital lease for computer equipment
  payable through May 2003 ......................................................           248             --

WC Holdings note to Community Insurance payable in annual installments of
  principle and interest through May 31, 2004 with interest imputed at 8% .......         1,873             --

WC Holdings senior term debt payable in monthly installments through January
  2007; interest payable monthly; $8,500 of the principal bears a fixed 7.60%
  rate expiring in December 2005 but cancelable at the lender's option after
  December 2003; the remainder of the debt carries a rate of prime minus 1/2%
  or LIBOR plus 175 basis points (9.0% at December 31, 2000) ....................        17,000             --

WC Holdings subordinated debt, with a balloon payment due in December 2003 and
  interest payable monthly at 20% per annum .....................................         6,000             --

Pumpkin additional earnout payment
  obligations (see Note 17) .....................................................            53            160
                                                                                       --------       --------
                                                                                         43,334         22,074
Less unamortized debt discount ..................................................          (934)        (1,153)
Less current portion ............................................................        (7,840)        (3,617)
                                                                                       --------       --------

Total long term debt ............................................................      $ 34,560       $ 17,304
                                                                                       ========       ========

Maturities of long-term debt and other obligations for the next five years are as follows:

$7,840 - 2001; $13,958 - 2002; $12,554 - 2003; $3,314 - 2004; $2,834 - 2005; and
$2,834 - thereafter.

Consistent with the bank lines of credit, most of the Company's long-term obligations carry restrictive covenants which prohibit or limit certain actions, including levels of capital expenditures, investments, incurrence of additional debt, and which require the maintenance of defined levels of profitability and tangible net worth. Most borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as by a pledge of the Company's share ownerships in the subsidiary.

The maturities of the Possible Dreams Tranche A and Tranche B term loans and of the Pumpkin Tranche B term loan are subject to acceleration if defined cash flow thresholds are not achieved. Such borrowings are also subject to prepayment penalties.

The Company has a tax sharing agreement with its subsidiaries, under which income tax liabilities at each subsidiary are determined on a stand-alone basis, with amounts payable to

Security Capital as the consolidated taxpayer. With respect to Possible Dream's, Primrose's, Pumpkin's and WC Holdings and subsidiaries' term loan and bank credit arrangements, any amounts remitted to Security Capital in excess of amounts approved by the lender are required to be set aside, and are pledged to the lenders as additional collateral for the borrowings at such subsidiaries. At December 31, 2000, no such amounts were set aside and pledged as collateral under such arrangements.

WC Holdings leases computer equipment under an agreement which is classified as a capital lease. Equipment subject to capital leases with a cost of $360 and accumulated depreciation of $187 at December 31, 2000 is included in property and equipment. At December 31, 2000, future minimum lease payments under the capital lease obligations for the periods ending December 31 are as follows:

      2001                                                          $ 108
      2002                                                            108
      2003                                                             59
                                                                    -----
      Total minimum lease payments                                    275
      Amounts representing interest                                  (27)
                                                                    -----
      Present value of minimum lease payments                       $ 248
                                                                    =====

Warrants to acquire shares of Possible Dreams, Pumpkin and Primrose are redeemable at the election of the warrant holders for cash. The estimated fair value of the warrants are recorded as liabilities and changes in the estimated fair value of the warrants during a period are included in the results of operations. Warrant expense, classified as "Other (expense) income" was $559, $290 and $180 in the years ended December 31, 2000, 1999 and 1998, respectively. Warrant liabilities, included in "other long-term obligations," were $3,026 and $2,466 at December 31, 2000 and 1999, respectively.

9. PREFERRED STOCK

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

The Company has 2,500,000 shares of authorized preferred shares, $.01 par value, of which 2,000,000 shares remain issuable at December 31, 2000 and 1999.

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

During 2000, the Company retired all of the 318,575 shares held in its treasury returning them to their status of authorized and unissued shares of Common and Class A Common Stock.

Stock-Based Compensation Plans - The Company records compensation expense for its stock-based employee compensation plan in accordance with the intrinsic-value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, which is generally the date of grant.

Security Capital Corporation - Pursuant to the provisions of the 2000 Long-Term Incentive Plan, (which allows for the grant of up to 966,000 shares) on July 13, 2000 the Company granted options to acquire 549,000 shares of its Class A common stock at market value, which was $6.125. Of the 549,000 shares granted 48,000 vest over a three-year period while the remaining 501,000 vest over a five-year period. The Company, but not the holder, has the right to settle the options in cash.

MINORITY INTEREST OWNERSHIPS

The owners of the minority interests in Health Power, Pumpkin and Primrose have each entered into agreements with the Company providing for restrictions on the transfer of such shares, and other related share rights. The minority shareholders of Pumpkin have the right to put their shares of Pumpkin to the Company for cash and the Company has the right to call the shares for cash upon the earlier of (1) June 2003, (2) payment in full of the acquisition indebtedness or (3) anytime after Pumpkin's average EBITDA exceeds $2,500 for a four year period commencing in 1997. The put and call price is determined by using a formula of EBITDA. At the mutual agreement of the parties, settlement can occur in Security Capital Common Stock. If the lender objects to settlement in cash, the Company may issue a subordinate note. Future cash settlement of such puts and calls would result in additional purchase price consideration payable to the former owners of Pumpkin and would result in the recording of additional goodwill relating to the acquisition.

SUBSIDIARY OPTIONS AND WARRANTS

Possible Dreams - Options to acquire 175 shares of Possible Dreams at approximately $1,900 per share were granted in 1996, which were cancelled on January 1, 2000. Options to acquire 87.5 shares at $1,905 per share and 87.5 shares at $3,810 per share of Possible Dreams stock were granted on July 1, 2000. Such options vest over five years and expire in 2009. The Company, but not the holder, has the right to settle the options in cash. In addition, warrants to purchase 250 shares of Possible Dreams Class B common shares were issued in 1996 and remain outstanding at December 31, 2000. The warrants are exercisable at the earlier of (1) May 17, 2001 or (2) repayment in full of the acquisition note and any related interest, at a price of $.01 per share and expire in 2006. Such Class B common shares would be non-voting, but would be convertible at the option of the holder into Class A voting common shares. The holder may exercise the warrants for cash. If all such outstanding options and warrants had been exercised for Possible Dream's shares at December 31, 2000, the Company's ownership share of Possible Dreams would have been 78%.

Pumpkin - Options to acquire a total of 39 Class A common shares of Pumpkin at $1,754 per share were issued in 1997 and 1998. Such options are fully vested and expire in 2007 and 2008. The holder, has the right to settle the options in cash at the earlier of (1) three years of employment (2) June 27, 2003 (3) repayment in full of the acquisition note and any related interest or (4) any time after average EBITDA exceeds $2,500 for a four year period commencing in 1997. In addition, warrants to purchase 100 shares of Pumpkin's Class B common stock at $.01 per share were issued in 1997 and remain outstanding at December 31, 2000. Class B common shares would be non-voting, but would be convertible into Class A voting shares at the option of the holder. The warrants are exercisable at the earlier of (1) June 27, 2002 or (2) repayment in full of the acquisition note and any related interest. Such warrants expire in 2007. The holder may exercise the warrants for cash. If all such outstanding options and warrants had been exercised for Pumpkin shares at December 31, 2000, the Company's ownership share of Pumpkin would have been 69%.

Primrose - Options to acquire 2,311 common shares of Primrose at $500 per share were issued in 1999 and expire in 2009. 462 options are currently exercisable. The holder has the right to settle the options in cash. Warrants to acquire 2,415.3 shares of Primrose at $.01 per share were issued in connection with the acquisition in 1999. The holder may exercise the warrants at the earlier of (1) April 6, 2004 (2) any public offering of Primrose pursuant to a registration statement, a private placement or otherwise or (3) any private sale of Primrose representing 20% or more of Primrose stock, for shares of Primrose, exchange value of the warrants for an equivalent value of shares of Security Capital, or be paid for the value of the warrants in cash. If all such outstanding options and warrants had been exercised for Primrose shares at December 31, 2000, the Company's ownership share of Primrose would have been 83%.

11. EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution 401(k) plans at each of its subsidiaries for which qualifying employees of the Company may participate. Employees must be twenty-one years of age to participate. Under these plans - some of which include Company matching contributions - participants may elect to make pretax contributions of up to 15% of their eligible earnings.

12. LONG-TERM INCENTIVE PLAN

Options granted under the 2000 long-term incentive plan are exercisable at the market price at the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in four equal annual installments commencing one year from the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000: risk-free interest rate of 5.16% and dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .32 and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                            2000
                                                                            ----

Pro forma net income                                                      $1,017
Pro forma earnings per common share:
   Basic                                                                     .16
   Diluted                                                                   .16

A summary of the Company's stock option activity, and related information for the year ended December 31, 2000 follows:

                                                                      Weighted-
                                                                       Average
                                                           Options    Exercise
                                                            (000)       Price
                                                           ------       ------

Outstanding at the beginning of the year                       --       $   --

Granted                                                       549       $6.125

Exercised                                                      --       $   --

Forfeited                                                      --           --
                                                           ------       ------

Outstanding at the end of the year                            549       $6.125
                                                           ======       ======

Exercisable at the end of the year                             16       $6.125
                                                           ======       ======

Weighted-average fair value of
   options granted during the year                          $2.76
                                                           ======

$6.125 is the exercise price for options outstanding as of December 31, 2000. The weighted-average remaining contractual life of those options is 9.5 years.

13. OTHER INCOME (EXPENSE)

                                                YEAR ENDED DECEMBER 31
                                                ----------------------

                                         2000             1999             1998
                                        -----            -----            -----

Interest income .............           $  25            $  33            $ 347
Warrant expense .............            (559)            (290)            (180)
Other .......................              27               21               32
                                        -----            -----            -----

Total .......................           $(507)           $(236)           $ 199
                                        =====            =====            =====

14. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, is as follows:

                                2000                1999              1998
                               -------             -------           -------

Current:
   Federal .............       $    62             $    17           $    57
   State ...............           318                 106               167
                               -------             -------           -------

                                   380                 123               224
                               -------             -------           -------

Deferred:
   Federal .............           821                (872)             (665)
   State ...............           (61)                (19)               (6)
                               -------             -------           -------

                                   760               (891)             (659)
                               -------             -------           -------

Total ..................       $ 1,140             $  (768)          $  (435)
                               =======             =======           =======

At December 31, 2000, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $21,671, the expiration dates of which are as follows: 2004 - $18,571, 2005 - $2,430, 2007 - $397, 2008 - $133,
2009 and thereafter - $140.

The items comprising the Company's net deferred tax assets, are as follows:

                                                                        DECEMBER 31,
                                                                     2000          1999
                                                                   --------       -------
Deferred tax assets (liabilities):
    Allowance for doubtful accounts and inventory differences      $ 2,582        $   218
    Operating loss carry-forwards ...........................        7,367         11,360
    Alternative minimum tax carryover .......................          241            179
    Accelerated depreciation and other ......................       (1,002)          (242)
                                                                   -------        -------

                                                                     9,188         11,515
    Valuation allowance .....................................       (6,540)        (9,453)
                                                                   -------        -------

Net deferred tax asset ......................................      $ 2,648        $ 2,062
                                                                   =======        =======

Reconciliation to financial statements:
    Current deferred tax asset ..............................      $ 1,943        $   287
    Long term deferred tax asset ............................        1,074          1,875
    Other long-term obligations .............................       (1,509)          (100)
                                                                   -------        -------

    Net deferred tax asset ..................................      $ 2,648        $ 2,062
                                                                   =======        =======

The valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. Reconciliations of the income tax benefit to income taxes based on the 34% statutory rate are as follows:

                                                                  2000          1999          1998
                                                                 -------       -------       -------
Federal income taxes based on 34% of pre-tax income .......      $   952       $   490       $   581
State income taxes, net of Federal benefit ................          170            57            88
Recognition of deferred tax asset for Federal net operating
loss carry-forwards .......................................         (204)       (1,347)       (1,149)
Other .....................................................          222            32            45
                                                                 -------       -------       -------

Income tax benefit ........................................      $ 1,140       $  (768)      $  (435)
                                                                 =======       =======       =======

15. EARNINGS PER SHARE

Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                   2000        1999        1998
- --------------------------------------------------------------------------------
Numerator:

Net income available to common stockholders       $1,116      $1,729      $2,149
- --------------------------------------------------------------------------------

Diluted weighted average shares outstanding:

Common stock                                       6,442       6,150       5,306

Options                                               42          --          --
- --------------------------------------------------------------------------------

Diluted weighted average shares outstanding        6,484       6,150       5,306
- --------------------------------------------------------------------------------

At December 31, 2000 and 1999, 500,000 shares of zero coupon redeemable convertible preferred shares, which were convertible to 500,000 common shares, were excluded from the computation of diluted earnings per share ("EPS") because their inclusion would have had an antidilutive effect on EPS. In addition, subsidiary options and warrants were also excluded from the computation of diluted EPS for the years 1999 and 1998, because their inclusion would have had an antidilutive effect on consolidated EPS.

16. RELATED PARTY TRANSACTIONS

In 1999, the Company sold 1,136,364 shares of Class A Common Stock for $5,000 in a private placement to an affiliate of the Company's controlling stockholder.

The Company has an agreement with Capital Partners, Inc. ("CPI"), a shareholder of the Company. CPI and its affiliates and principals owned 83% of the Company's common shares at both December 31, 2000 and 1999. Under the agreement, CPI provides certain advisory services and management services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. Fees paid by the Company to CPI are based upon the greater of either a fixed dollar amount or 5% of earnings before income taxes, depreciation and amortization, as defined. Subsequent to the acquisition of WC Holdings, the minimum annual fixed dollar amount is $1,095. Fees paid to CPI are generally subordinate to the rights of the lenders to the Company. In addition, the Company has agreed to pay fees to CPI for acquisition opportunities presented to the Company by CPI at a usual and customary rates for investment banking fees for transactions of similar size and complexity. The agreement is renewable annually. Fees incurred by the Company to CPI were $1,153, $1,092 and $500 in the years ended December 31, 2000, 1999 and 1998, respectively.

17. COMMITMENTS AND CONTINGENCIES

The Company rents showrooms, office space and certain equipment under operating lease agreements. The Company through its subsidiary, WC Holdings, leases a 70,000 square foot office building in Dublin, Ohio that is used as this subsidiary's principal office facilities. The lease for the building is for a term of 15 years, which began in 1997, provides for annual rent payments and requires the Company to pay all operating expenses for the building. The lease also provides for three renewal options of five years each, an option to purchase the building between the fourth and fifth years of the lease term at a price determined under a formula based on the rentable and unimproved square footage of the building, and a right of first offer to purchase the building before the Landlord enters into a contract to sell the building to a third party. The lease restricts WC Holdings' subsidiary, CompManagement, Inc., from paying a dividend, or otherwise distributing funds or assets outside the ordinary course of business to Health Power, Inc. or another affiliate unless CompManagement, Inc. meets certain tangible net worth requirements. WC
Holdings also leases office space in Akron, Cincinnati, Cleveland and Toledo, Ohio; Seattle, Washington; Charleston, West Virginia; Lexington, Kentucky; and Indianapolis, Indiana. These spaces are used as regional offices and service centers for its operations. Certain office space, included in the following table, is rented from Security Capital's redeemable preferred stockholder for which the annual rent will be $176 and $46 for

2001 and 2002, respectively. The Company also has operating leases at other subsidiaries which contain renewal options and escalation clauses.

Future minimum rental commitments at December 31, 2000 are as follows:

      2001                                                        $ 2,959
      2002                                                          2,550
      2003                                                          2,130
      2004                                                          1,766
      2005                                                          1,649
      Thereafter                                                    7,311
                                                                  -------

      Total                                                       $18,365
                                                                  =======

The Company had rents expense of $563, $362, and $131 for 2000, 1999, and 1998, respectively.

Pumpkin and Possible Dreams are parties to agreements with certain artists which require payment of royalties based upon a percentage of net sales of certain products and other formulas as stated in the agreements.

The purchase agreement for the Company's 1997 acquisition of Pumpkin provides for additional payments which were contingent upon future EBITDA. At a minimum, the Company will be required to make additional payments totaling $120 annually through 2001. The present value of minimum additional payments of $53 and $160 at December 31, 2000 and 1999, respectively, based on an imputed interest rate of 10.0%, has been recorded as a liability in the accompanying balance sheets. The annual additional payment will increase to $160 in any year in which EBITDA is greater than $2,400. During 2000 and 1999, the Company's EBITDA exceeded $2,400, and accordingly, during the years ended December 31, 2000 and 1999, the Company recorded an additional obligation of $40 for each year. Additionally since Pumpkin's four year average EBITDA exceeded the specified threshold, the seller is entitled to an additional $1,812 earnout amount payable in 2002. This amount is shown on the balance sheet in other long-term obligations and has been recorded as additions to goodwill.

CONCENTRATIONS

Possible Dreams purchased approximately 76% and 74% of its supplies from two companies during 2000 and 1999, respectively. The loss of either supplier could have an adverse effect on Possible Dreams' results of operations and financial condition.

WC Holdings, Inc. subsidiaries earned 90% of its revenues in the state of Ohio.

CONTINGENCIES

The Company is party to several legal actions arising in the ordinary course of business. In management's opinion, the Company has adequate legal defenses to these actions, such that the resolution of such matters will not have a material effect on the financial position or results of operations of the Company.

18. HOLDING COMPANY INFORMATION

Total assets at the holding company net of investments in and amounts due from subsidiaries was approximately $735 which includes approximately $200 of current assets at December 31, 2000. In addition the redeemable convertible preferred stock discussed in Note 9 is a holding company obligation.

19. SEGMENT DISCLOSURE

Following the 2000 acquisition of WC Holdings and the 1999 acquisition of Primrose, the Company has three segments. The seasonal products segment consists of the Company's activities principally in the design, importing and manufacturing of Halloween and Christmas products, the educational segment consists of Primrose, and the employer cost containment-related service segment consists of WC Holdings who, through its subsidiary Health Power, provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers' compensation insurance. Management evaluates performance of its segments based upon adjusted EBITDA, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense, management fees and non-recurring charges or gains. EBITDA is used to evaluate performance because the Company feels that it is the true measurement of its ability to generate cash flow and is a widely-accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flow from operating activities in accordance with accounting principles generally accepted in the United States. The accounting policies of the segments are the same as those described in Note 1.

                                                               YEAR ENDED DECEMBER 31
                                                         2000            1999           1998
                                                      ---------       ---------      ---------
Revenues from external customers:
      Seasonal products ........................      $  33,759       $  33,117      $  30,018
      Educational services .....................          6,844           4,228             --
      Employer cost containment-related services          1,301              --             --
                                                      ---------       ---------      ---------

Total revenue ..................................      $  41,904       $  37,345      $  30,018
                                                      =========       =========      =========

Segment income (adjusted EBITDA):
      Seasonal products ........................      $   6,704       $   5,852      $   5,772
      Educational services .....................          3,204           1,770             --
      Employee cost containment-related services            369              --             --
                                                      ---------       ---------      ---------

Total segment income ...........................         10,277           7,622          5,772

Reconciliation to net income:
      Depreciation and amortization expense ....         (2,436)         (1,886)          (888)
      Interest expense .........................         (3,442)         (3,122)        (2,385)
      Income tax (expense)/benefit .............         (1,140)            768            435
      Minority interest expense ................           (236)           (273)          (165)
      Management fees ..........................           (700)           (692)          (500)
      Other (expense)/income ...................           (507)           (236)           199
      Corporate and other expenses .............           (391)           (246)          (319)
                                                      ---------       ---------      ---------

      Net income ...............................      $   1,425       $   1,935      $   2,149
                                                      =========       =========      =========

                                                             DECEMBER 31
                                                         2000           1999
                                                      ---------       ---------
Segment assets:
      Seasonal products ........................      $  27,563       $  23,850
      Educational services .....................         28,494          29,303
      Employer cost containment-related services         43,462              --
Corporate and other ............................          1,038           2,167
                                                      ---------       ---------

Total assets ...................................      $ 100,557       $  55,320
                                                      =========       =========

20. SUBSEQUENT EVENT

On April 1, 2001, the Company's subsidiary Health Power, Inc. acquired 100% of the common stock of Trigon Administrators, Inc., a TPA administrator in Virginia and Maryland. 100% of the acquisition, $6,000, was financed through its revolving line of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2001 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2001 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2001 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2001 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a) (1)     Financial Statements and Financial Statement Schedules
            and (2)

                              See "Index to Financial Statements and Schedules" set forth in Item 8 on page 24 of this Form 10-K.

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

EXHIBIT NO.                          DESCRIPTION OF DOCUMENT
- -----------                          -----------------------

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

     10.70            -- Stockholders' Agreement dated as of December 21,
                           2000, by and among Security Capital, WC Holdings, Inc. ("WC Holdings"), HP Acquisition, Health Power, CompManagement, Inc. ("CMI"), CompManagement Health Systems, Inc. ("CHS"), M&N Enterprises, Inc. ("M&NE"), M&N Risk Management, Inc. ("M&NRM") (CMI, CHS, M&NE and M&NRM being collectively referred to with Health Power as the "Companies"), Robert J. Bossart, Jonathan R Wagner, Richard T. Kurth, Randy
                           E. Jones, Daniel R. Sullivan and Paul A. Miller (incorporated by reference to Exhibit 1(c)(4.1) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.71            -- Loan Agreement dated as of December 21, 2000, among
                           each of the Companies, as borrowers, WC Holdings, as guarantor, and Bank One, N.A. ("Bank One"), as lender (incorporated by reference to Exhibit 1(c)(99.1) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.72            -- Note Purchase Agreement dated as of December 21,
                           2000, among WC Holdings, as borrower, each of the Companies, as a guarantor, and Banc One Mezzanine Corporation ("Banc One Mezzanine"), as purchaser (incorporated by reference to Exhibit 1(c)(99.2) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.73            -- Intercreditor and Subordination Agreement dated as of
                           December 21, 2000, among the Companies, WC Holdings, Bank One and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.3) to the registrant's Form 8-K Current Report dated December 21, 2000).

     10.74            -- Capital Contribution Agreement dated as of December
                           21, 2000, between Security Capital and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.4) to the Registrant's Form 8-K Current report dated December 21, 2000).

     10.75            -- Tax Allocation Agreement dated as of December 21,
                           2000, among Security Capital, WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.5) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.76            -- Management Advisory Services Agreement dated as of
                           December 21, 2000, among each of the Companies and Security Capital (incorporated by reference to Exhibit 1(c)(99.6) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.77            -- Fourth Amendment to Advisory Services Agreement dated
                           as of December 21, 2000 between Security Capital and Capital Partners, Inc. (incorporated by reference to
                           Exhibit 1(c)(99.7) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.78            -- Employment Agreement effective as of December 21,
                           2000, among WC Holdings, Health Power, CMI, CHS and Robert J. Bossart (incorporated by reference to
                           Exhibit 1(c)(99.8) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.79            -- Employment Agreement effective as of December 21,
                           2000, among WC Holdings, Health Power, CMI, CHS and Jonathan R. Wagner (incorporated by reference to
                           Exhibit 1(c)(99.9) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.80            -- Employment Agreement effective as of December 21,
                           2000, among WC Holdings, Health Power, CMI, CHS and Richard T. Kurth (incorporated by reference to
                           Exhibit 1(c)(99.10) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.81            -- Employment Agreement effective as of December 21,
                           2000, among WC Holdings, Health Power, CMI, CHS and Randy E. Jones (incorporated by reference to Exhibit 1(c)(99.11) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.82            -- Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and
                           Daniel R. Sullivan (incorporated by reference to
                           Exhibit 1(c)(99.12) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.83            -- Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and
                           Paul A. Miller (incorporated by reference to Exhibit 1(c)(99.13) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.84            -- Management Consulting Agreement dated as of December
                           21, 2000, among WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.14) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.85            -- CompManagement, Inc. Deferred Compensation Plan
                           adopted December 21, 2000 (incorporated by reference to Exhibit 1(c)(99.15) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.86            -- Press Release issued by Security Capital on December
                           21, 2000 (incorporated by reference to Exhibit 1(c)(99.16) to the Registrant's Form 8-K Current Report dated December 21, 2000).

     10.87            -- Security Capital Corporation's 2000 Long-Term
                           Incentive Plan (incorporated by reference to Exhibit 1(4.1) to the Registrant's Registration Statement on Form S-8 dated February 8, 2001).

     21               -- Subsidiaries of the Registrant.

     23.1             -- Consent of Ernst & Young.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        SECURITY CAPITAL CORPORATION


                                        By /s/ Brian D. Fitzgerald
                                          ------------------------------------
                                                 Brian D. Fitzgerald
                                                   Chairman of the Board

                                        Date: April 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                   POSITION                              DATE
- ---------                   --------                              ----


/s/ BRIAN D. FITZGERALD     Chairman of the Board                 April 2, 2001
      Brian D. Fitzgerald   (Principal Executive Officer)


/s/ WILLIAM R. SCHLUETER    Vice President (Principal Financial   April 2, 2001
      William R. Schlueter    and Accounting Officer)


/s/ A. GEORGE GEBAUER       Vice Chairman                         April 2, 2001
      A. George Gebauer


/s/ M. Paul Kelly           Director                              April 2, 2001
      M. Paul Kelly


/s/ Craig R. Stapleton      Director                              April 2, 2001
      Craig R. Stapleton

EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION OF DOCUMENT
- -----------                          -----------------------

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

    10.70             -- Stockholders' Agreement dated as of December 21,
                           2000, by and among Security Capital, WC Holdings, Inc. ("WC Holdings"), HP Acquisition, Health Power, CompManagement, Inc. ("CMI"), CompManagement Health Systems, Inc. ("CHS"), M&N Enterprises, Inc. ("M&NE"), M&N Risk Management, Inc. ("M&NRM") (CMI, CHS, M&NE and M&NRM being collectively referred to with Health Power as the "Companies"), Robert J. Bossart, Jonathan R Wagner, Richard T. Kurth, Randy
                           E. Jones, Daniel R. Sullivan and Paul A. Miller (incorporated by reference to Exhibit 1(c)(4.1) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.71             -- Loan Agreement dated as of December 21, 2000, among
                           each of the Companies, as borrowers, WC Holdings, as guarantor, and Bank One, N.A. ("Bank One"), as lender (incorporated by reference to Exhibit 1(c)(99.1) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.73             -- Note Purchase Agreement dated as of December 21,
                           2000, among WC Holdings, as borrower, each of the Companies, as a guarantor, and Banc One Mezzanine Corporation ("Banc One Mezzanine"), as purchaser (incorporated by reference to Exhibit 1(c)(99.2) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.73             -- Intercreditor and Subordination Agreement dated as of
                           December 21, 2000, among the Companies, WC Holdings, Bank One and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.3) to the registrant's Form 8-K Current Report dated December 21, 2000).

    10.74             -- Capital Contribution Agreement dated as of December
                           21, 2000, between Security Capital and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.4) to the Registrant's Form 8-K Current report dated December 21, 2000).

    10.75             -- Tax Allocation Agreement dated as of December 21,
                           2000, among Security Capital, WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.5) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.79             -- Management Advisory Services Agreement dated as of
                           December 21, 2000, among each of the Companies and Security Capital (incorporated by reference to Exhibit 1(c)(99.6) to the Registrant's Form 8-K Current

                           Report dated December 21, 2000).

    10.80             -- Fourth Amendment to Advisory Services Agreement dated
                           as of December 21, 2000 between Security Capital and Capital Partners, Inc. (incorporated by reference to
                           Exhibit 1(c)(99.7) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.81             -- Employment Agreement effective as of December 21,
                           2000, among WC Holdings, Health Power, CMI, CHS and Robert J. Bossart (incorporated by reference to
                           Exhibit 1(c)(99.8) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.79             -- Employment Agreement effective as of December 21,
                           2000, among WC Holdings, Health Power, CMI, CHS and Jonathan R. Wagner (incorporated by reference to
                           Exhibit 1(c)(99.9) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.80             -- Employment Agreement effective as of December 21,
                           2000, among WC Holdings, Health Power, CMI, CHS and Richard T. Kurth (incorporated by reference to
                           Exhibit 1(c)(99.10) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.81             -- Employment Agreement effective as of December 21,
                           2000, among WC Holdings, Health Power, CMI, CHS and Randy E. Jones (incorporated by reference to Exhibit 1(c)(99.11) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.82             -- Employment Agreement effective as of December 21,
                           2000, among WC Holdings, Health Power, CMI, CHS and Daniel R. Sullivan (incorporated by reference to
                           Exhibit 1(c)(99.12) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.83             -- Employment Agreement effective as of December 21,
                           2000, among WC Holdings, Health Power, CMI, CHS and Paul A. Miller (incorporated by reference to Exhibit 1(c)(99.13) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.85             -- Management Consulting Agreement dated as of December
                           21, 2000, among WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.14) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.85             -- CompManagement, Inc. Deferred Compensation Plan
                           adopted December 21, 2000 (incorporated by reference to Exhibit 1(c)(99.15) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.86             -- Press Release issued by Security Capital on December
                           21, 2000 (incorporated by reference to Exhibit 1(c)(99.16) to the Registrant's Form 8-K Current Report dated December 21, 2000).

    10.87             -- Security Capital Corporation's 2000 Long-Term
                           Incentive Plan (incorporated by reference to Exhibit 1(4.1) to the Registrant's Registration Statement on Form S-8 dated February 8, 2001).

     21               -- Subsidiaries of the Registrant.

     23.1             -- Consent of Ernst & Young.