Form 10-Q
period 2001-03-31
SECURITY CAPITAL CORP/DE/
filed 2001-05-15
CIK 314340

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to_______.


                                    1-7921
--------------------------------------------------------------------------------
                            (Commission file number)


                          SECURITY CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     13-3003070
-------------------------------------   ----------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


              THREE PICKWICK PLAZA, SUITE 310, GREENWICH, CT. 06830
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (203) 625-0770
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

         As of May 14, 2001, there were 6,442,309 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

                                TABLE OF CONTENTS

                                                                                            PAGE
Part I            Financial Information
Item 1.           Condensed Consolidated Financial Statements
                  Condensed Consolidated Statements of Operations........................... 1
                  Condensed Consolidated Balance Sheets..................................... 2
                  Condensed Consolidated Statements of Cash Flows........................... 3
                  Notes to the Condensed Consolidated Financial Statements.................. 4
Item 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations............................................ 9
Item 3.           Quantitative and Qualitative Disclosures About Market Risk................ 11
Part II           Other Information
Item 5.           Other Information........................................................ 12
Item 6.           Exhibits and Reports on Form 8-K......................................... 12


Security Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                               For the Three Months
                                                                                 Ended March 31,
---------------------------------------------------------------------------------------------------------
                                                                              2001             2000
---------------------------------------------------------------------------------------------------------
                                                                                   (in thousands
                                                                              except per share amounts)
   Revenues:
    Employer cost containment-related service revenue                      $  11,495       $     --
    Net seasonal products sales                                                2,779          3,070
    Educational services revenues                                              1,822          1,678
---------------------------------------------------------------------------------------------------------
Total revenues                                                                16,096          4,748
---------------------------------------------------------------------------------------------------------

Cost of revenues:
    Employer cost containment-related service cost of  revenue                 1,067             --
    Seasonal products cost of sales                                            1,298          1,611
    Educational services cost of revenues                                        321            369
---------------------------------------------------------------------------------------------------------

Total cost of revenues                                                         2,686          1,980
---------------------------------------------------------------------------------------------------------

Gross profit                                                                  13,410          2,768
---------------------------------------------------------------------------------------------------------

Selling, general and administrative                                           11,324          2,837
Amortization and depreciation                                                  1,439            591
---------------------------------------------------------------------------------------------------------

Operating income (loss)                                                          647           (660)
Interest expense                                                              (1,355)          (680)
Other income                                                                     125            112
---------------------------------------------------------------------------------------------------------

Loss before income tax benefit and minority interests                           (583)        (1,228)
Income tax benefit                                                               271            490
Minority interests in subsidiaries                                                49            134
---------------------------------------------------------------------------------------------------------

Net loss                                                                        (263)          (604)
---------------------------------------------------------------------------------------------------------

Preferred stock accretion                                                        (84)           (74)
---------------------------------------------------------------------------------------------------------

Net loss to common stockholders                                             $   (347)      $   (678)
---------------------------------------------------------------------------------------------------------

Loss per common share:
    Basic                                                                   $   (0.05)     $  (0.11)
    Diluted                                                                 $   (0.05)     $  (0.11)
---------------------------------------------------------------------------------------------------------

Weighted average shares outstanding:
    Basic                                                                       6,442         6,442
    Diluted                                                                     6,442         6,442
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries
Condensed Consolidated Balance Sheets



--------------------------------------------------------------------------------------------------------
                                                                       March 31,        December 31,
                                                                         2001               2000
                                                                     (Unaudited)          (Note 1)
--------------------------------------------------------------------------------------------------------
                                                                    (in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents                                           $    4,993         $    5,777
Accounts receivable (net of allowance for doubtful accounts of
    $889 and $1,057)                                                     9,152              9,265
Inventories                                                              6,288
Income taxes receivable, net                                                                5,594
                                                                         1,445              1,527

Deferred tax asset                                                       1,950              1,943
Other current assets                                                     1,629              1,470
                                                                      -------------      -------------
Total current assets                                                    25,457             25,576

Property and equipment (net of accumulated depreciation of
    $1,362 and $850)                                                     6,334              5,966
Goodwill (net of accumulated amortization of
      $4,736 and $3,992)                                                57,036             57,836
Intangible assets (net of accumulated amortization of
      $2,358 and $2,133)                                                 9,718              9,582
Deferred tax asset                                                       1,182              1,074
Other assets                                                               518                523
------------------------------------------------------------------------------------------------------
Total assets                                                        $  100,245         $  100,557
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Current portion of long-term debt and other obligations             $   13,874         $    7,840
Accounts payable                                                         3,401              3,371
Accrued expenses and other liabilities                                   3,192              3,102
Unearned revenues                                                       14,073             12,890

Notes payable                                                            4,154              4,200
                                                                      -------------      -------------
Total current liabilities                                               38,694             31,403

Long-term debt                                                          26,257             34,560
Other long-term obligations                                              5,342              4,330
------------------------------------------------------------------------------------------------------
Total liabilities                                                       70,293             70,293
------------------------------------------------------------------------------------------------------
Minority interests                                                       2,911              2,960
------------------------------------------------------------------------------------------------------
Redeemable preferred stock (liquidation value - $5,000)                  2,599              2,515
------------------------------------------------------------------------------------------------------

Common stock, $.01 par value, 7,500 shares authorized, 380
    shares issued and outstanding                                            -                  -
Class A common stock, $.01 par value, 10,000,000
      shares authorized; 6,442,309 shares issued and
      outstanding                                                           65                 65
Additional paid-in capital                                              66,698             66,782
Accumulated deficit                                                    (42,321)           (42,058)
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                              24,442             24,789
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $  100,245         $  100,557
-----------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

----------------------------------------------------------------------------------------------
                                                                 For the Three Months Ended
                                                                          March 31,
----------------------------------------------------------------------------------------------
                                                                     2001             2000
----------------------------------------------------------------------------------------------
                                                                     (in thousands)
Cash flows from operating activities:
Net loss                                                         $    (263)       $    (604)

Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Deferred taxes                                                    254             (346)
     Warrant obligation adjustment                                     (79)            (115)
     Amortization and depreciation                                   1,460              683
     Minority interests in subsidiaries                                (49)            (134)
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                    128            1,179
         (Increase) decrease in inventories                           (694)            (779)
         (Increase) decrease in other current assets                   (88)              89
         Increase (decrease) in accounts payable,
         accrued expenses, and unearned revenues                     1,481              286
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                             2,150             259
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                              (211)            (143)
    Payments for acquired businesses and product lines                (292)              --
----------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (503)            (143)
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                   --               --
   Repayments of long-term borrowings                               (2,385)          (1,008)
   Proceeds from lines of credit                                       954            1,200

   Repayment of lines of credit                                     (1,000)            (750)

----------------------------------------------------------------------------------------------
Net cash used in financing activities                               (2,431)            (558)
----------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                 (784)            (442)
Cash and cash equivalents, beginning of period                       5,777            1,813
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $     4,993     $      1,371
----------------------------------------------------------------------------------------------





The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
(1)  Basis of Presentation
--------------------------------------------------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions for Form 10-Q. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of Security Capital Corporation on Form 10-K for the year ended December 31, 2000. Certain prior amounts have been reclassified to conform with current period classifications.

--------------------------------------------------------------------------------
(2)  Organization And Description of Business
--------------------------------------------------------------------------------

Security Capital Corporation ("Security Capital") operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments. Currently, Security Capital has four portfolio operating subsidiaries (together with Security Capital, referred to as the "Company"), known as WC Holdings, Primrose, Pumpkin and Possible Dreams. As a result of a December 2000 acquisition through a 100%-owned subsidiary, WC Holdings, Inc., Security Capital Corporation has an 80% equity interest in Health Power, Inc. which provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care, workers' compensation insurance and the direct and indirect costs associated therewith. Health Power's activities are primarily centered in Ohio and - to a lesser extent - in Washington and West Virginia. Primrose is a 98%-owned subsidiary involved in the franchising of educational child care centers. Primrose also operates one child care center. Primrose is primarily based in the southern, central and western sections of the United States. Pumpkin is an 80%-owned subsidiary in the business of manufacturing and distributing pumpkin carving kits and related accessories. Pumpkin's activities are centered in the United States. Possible Dreams is a wholly-owned subsidiary that operates as an importer, designer and distributor of collectible figurines and giftware.

--------------------------------------------------------------------------------
(3)  Inventories
--------------------------------------------------------------------------------

-------------------------------------------------------------
                                 March 31,     December 31,
                                  2001             2000
-------------------------------------------------------------
                                    (in thousands)

Finished goods                   $  5,584     $   5,199
Raw materials                         704           395
-------------------------------------------------------------

Total                            $  6,288     $   5,594
-------------------------------------------------------------



--------------------------------------------------------------------------------
(4)  Other Income (Expense)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                         For the Three Months
                                                           Ended March 31,
--------------------------------------------------------------------------------
                                                          2001           2000
--------------------------------------------------------------------------------
                                                            (in thousands)
Interest income                                       $      46     $       2
Warrant obligation adjustment                                79           115
Other                                                        --            (5)
-------------------------------------------------------------------------------

Total                                                 $     125     $      112
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
 (5)  Acquisition of Health Power, Inc.
--------------------------------------------------------------------------------



WC Holdings, Inc.

In December 2000, the Company formed WC Holdings, Inc., a wholly owned subsidiary, who, in turn, purchased an 80% interest in Health Power, Inc. Subsequent to the December 31, 2000 allocation of the purchase price, the Company paid an additional $126 in acquisition related expenses which have been allocated to goodwill at March 31, 2001.

The following unaudited pro forma financial information presents the combined results of the Company and Health Power, Inc as if the acquisition had taken place at January 1, 2000. The pro forma amounts give effect to certain adjustments including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future:



              ---------------------------------------------------------------
                                                    For the Three Months
              ---------------------------------------------------------------
                                                    Ended March 31, 2000
              ---------------------------------------------------------------

              Pro Forma:                              (in thousands)
              Revenues                             $         16,836
              Net loss                             $            (68)
              Loss per common share
                 Basic                             $           (.02)
                 Diluted                           $           (.02)
              ---------------------------------------------------------------

--------------------------------------------------------------------------------
(6)  Earnings Per Share
--------------------------------------------------------------------------------

WC Holdings - Options to acquire 1,242 shares of Health Power, Inc., an 80%-owned subsidiary of WC Holdings, at approximately $694 per share, the fair value at the date of the grant, were granted to subsidiary employees during the first quarter of 2001. Such options vest over a five-year period. If all such outstanding options had been vested and exercised at March 31, 2001, the Company's ownership share of Health Power, Inc. would have been 73.65%.

At March 31, 2001 and 2000, 500,000 shares of zero coupon redeemable convertible preferred shares, which were convertible into 500,000 common shares, were excluded from the computation of diluted earnings per share ("EPS") because their inclusion would have had an antidilutive effect on EPS. In addition, subsidiary options granted to subsidiary management at Primrose, Possible Dreams and Health Power, Inc. were excluded from the computation of diluted EPS for the three months ended March 31, 2001 and 2000, and Security Capital options granted to Company officers and directors were excluded from the same computation at March 31, 2001, because their inclusion would have had an antidilutive effect on consolidated EPS.

--------------------------------------------------------------------------------
(7)  Segment Disclosure
--------------------------------------------------------------------------------

The Company has an employer cost containment-related service segment, a seasonal products segment and an educational services segment. The employer cost containment-related service segment consists of WC Holdings, the educational services segment consists of Primrose, and the seasonal products segment consists of Pumpkin and Possible Dreams. Management evaluates the performance of its segments based upon segment income or adjusted EBITDA, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense, management fees and non-recurring charges or gains. EBITDA is used to evaluate performance because the Company feels that it is the true measurement of its ability to generate cash flow and is a widely-accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flow from operating activities in accordance with accounting principles generally accepted in the United States.


--------------------------------------------------------------------------------------------------
                                                                 For the Three Months Ended
                                                                          March 31,
--------------------------------------------------------------------------------------------------
                                                                   2001                 2000
--------------------------------------------------------------------------------------------------
                                                                         (in thousands)
   Revenues from external customers:
       Employer cost containment-related services           $      11,495      $         --
       Seasonal products                                            2,779             3,070
       Educational services                                         1,822             1,678
--------------------------------------------------------------------------------------------------
   Total revenues                                           $      16,096      $      4,748
--------------------------------------------------------------------------------------------------

   Segment income (adjusted EBITDA):
       Employer cost containment-related services           $       2,345      $         --
       Seasonal products                                             (746)             (669)
       Educational services                                           812               815
--------------------------------------------------------------------------------------------------
   Total segment income                                             2,411      $        146
--------------------------------------------------------------------------------------------------

   Reconciliation to net income (loss):
       Amortization and depreciation expense                      (1,439)               (591)
       Interest expense                                           (1,355)               (680)
       Income tax benefit                                            271                 490
       Minority interest in subsidiaries                              49                 134
       Management fees                                              (277)               (166)
       Other income                                                  125                 112
       Corporate and other expense                                   (48)                (49)

--------------------------------------------------------------------------------------------------
   Net loss                                                 $       (263)        $      (604)

--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                                               March 31,           December 31,
                                                                2001                   2000
--------------------------------------------------------------------------------------------------
                                                                        (in thousands)
   Segment assets:
      Employer cost containment-related services            $      43,349         $    43,462
      Seasonal products                                            27,275              27,563
      Educational services                                         28,429              28,494
      Corporate and other                                           1,192               1,038
--------------------------------------------------------------------------------------------------
   Total assets                                             $     100,245        $   100,557
--------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
(8) Income Taxes
--------------------------------------------------------------------------------

The Company has recorded income tax benefit at a rate of 41% and 38% for the three month periods ended March 31, 2001 and 2000, respectively, representing the Company's estimate of the annual effective income tax rate.

--------------------------------------------------------------------------------
(9) New Capital Lease
--------------------------------------------------------------------------------

During the first quarter of 2001, Possible Dreams entered into a capital lease for computer equipment that expires in August 2006. At March 31, 2001, property and equipment includes the equipment under this capital lease with a cost of $606,734. Possible Dreams will begin amortizing this cost over the 60-month lease term beginning on the date of final installation of the equipment, currently slated to be September 1, 2001.

Future minimum lease payments with respect to such lease are as follows:

                          2001                                   $  46,232
                          2002                                     138,696
                          2003                                     138,696
                          2004                                     138,696
                          2005                                     138,696
                          2006                                      92,464
                          -------------------------------------------------
                                                                   693,480

                     Less amounts representing interest            (86,746)
                                                                 ---------
                                                                  $606,734

--------------------------------------------------------------------------------
(10) Debt
--------------------------------------------------------------------------------

On March 31, 2001 the Company's subsidiary, Health Power, Inc., amended its existing loan agreement - the original terms of which are outlined in the notes to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The only significant terms which were altered as a result of this amendment related to the lender's consent to the Trigon acquisition discussed in the Subsequent Event footnote of this Report on Form 10-Q, the lender's consent to the use of $6,000,000 of its revolving line of credit to pay for such acquisition, and the amendment of the ratio of funded indebtedness to EBITDA covenant.

At March 31, 2001, Possible Dreams was not in compliance with its fixed charge covenant. Possible Dreams has received a waiver and expects to be in compliance by the end of the second quarter.

The Company's subsidiary, Primrose, has reclassified all of its term debt, $8,598,000 at March 31, 2001, to current because of debt covenants which we know will not be met at March 31, 2002, but the Company has the intent and believes it has the ability to refinance this debt prior to March 2002.

--------------------------------------------------------------------------------
(11) New Accounting Pronouncements
--------------------------------------------------------------------------------

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was effective for the Company on January 1, 2001, and addresses the accounting for derivative instruments and hedging activities. The Company has not entered into such types of transactions in the past and does not believe that the adoption of this new statement will have a material effect on the Company's financial statements in the future.

--------------------------------------------------------------------------------
(12) Subsequent Events
--------------------------------------------------------------------------------

On April 1, 2001, the Company's subsidiary, Health Power, Inc., acquired 100% of the common stock of Trigon Administrators, Inc., a TPA administrator in Virginia and Maryland. 100% of the acquisition - $6,000,000 - was financed through its revolving line of credit. This acquisition will be accounted for as a purchase.

On April 3, 2001, the Company canceled options for 346.67 shares of Primrose Holdings, Inc. and exercised its call provision relating to shares of Primrose Holdings, Inc. owned by an exiting officer. The Company repurchased 100 shares, or 0.3%, of Primrose Holdings, Inc. for $50,000, increasing its direct ownership to 98.5%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in this Report on Form 10-Q. Additional information concerning factors that could cause results to differ materially from those forward-looking statements is contained under "Part II--Item 5. Other Information."

RESULTS OF OPERATIONS

Security Capital reported a net loss of $263,000 for the three months ended March 31, 2001. This compares to a net loss of $604,000 for the three months ended March 31, 2000. The Company reported basic net loss per common share of $0.05 for the three months ended March 31, 2001, as compared to basic net loss per common share of $0.11 for the three months ended March 31, 2000.

Revenues increased by $11,348,000 or 239% to $16,096,000 for the three months ended March 31, 2001, as compared to the same period of the prior year primarily due to the acquisition of the employer cost containment-related services segment. Without taking into consideration the acquisition of this segment, revenues decreased by $147,000 or 3% to $4,601,000 for the three months ended March 31, 2001, as compared to the same period of the prior year. The Company's seasonal products segment revenues decreased by $291,000 or 9% to $2,779,000 for the three months ended March 31, 2001, as compared to the same period of the prior year due to timing on receipt of shippable orders. The first quarter is that segment's traditionally slowest quarter. Educational segment revenues increased by $144,000 or 9% to $1,822,000, for the three months ended March 31, 2001, due to the demand for its services. Total royalty revenue of the educational segment earned from system revenues increased $250,000 or 21% to $1,452,000, for the three months ended March 31, 2001, as compared to the same period of the prior year. These increases were generated from a 12% increase in the number of educational-based childcare centers, which was 85 and 76 as of March 31, 2001 and 2000, respectively. As an additional performance measure of the increasing success of the educational segment's concept, the Company monitors the revenues generated by its franchisees. Total education system revenue, or gross revenue of all educational-based child care center franchises increased $3,538,000 or 21% to $20,993,000, for the three months ended March 31, 2001, as compared to the same period of the prior year. Additionally, as of March 31, 2001, this segment had awarded 42 franchise agreements in various stages of development and construction with associated unearned revenue of $2,317,855 recorded on the Company's balance sheet as of March 31, 2001.

Selling, general and administrative expense increased by $8,487,000 to $11,324,000 for the three months ended March 31, 2001, as compared to the same period of the prior year primarily due to the acquisition of of the employer cost containment-related services segment. Without taking into consideration the acquisition of this segment, selling, general and administrative expense increased by $300,000 for the three months ended March 31, 2001, as compared to the same period of the prior year. The seasonal products segment's selling, general and administrative expense increased by $105,000, primarily attributable to inventory handling costs associated with increased purchasing and inventory received at its warehouse. The educational segment's selling, general and administrative expense increased by $115,000, primarily attributable to increasing its staff to accommodate expected growth. The remainder was attributable to holding company expense incurred.

Amortization and depreciation expense increased by $848,000 to $1,439,000 for the three months ended March 31, 2001, as compared to the same period of the prior year primarily due to the acquisition of the employer cost containment-related services segment. Without taking into consideration the acquisition of this segment, amortization and depreciation expense increased by $48,000 for the three months ended March 31, 2001, as compared to the same period of the prior year. The seasonal products segment's amortization and depreciation expense increased by $42,000, primarily attributable to depreciation expense related to its showroom improvements. The educational segment amortization and depreciation expense increased by $8,000, as compared to the same period of the prior year.

Interest expense increased by $675,000 to $1,355,000 for the three months ended March 31, 2001, as compared to the same period of the prior year primarily due to the acquisition of the employer cost containment-related services segment. Without taking into consideration the acquisition of this segment, interest expense decreased by $36,000 for the three months ended March 31, 2001, as compared to the same period of the prior year. The seasonal products segment's interest expense increased by $13,000, primarily attributable to an increase in its average debt levels related to its seasonal borrowings. The educational segment interest expense decreased by $49,000, primarily attributable to its reduced average debt levels.

SEASONALITY

The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. The seasonal segment for the two previous years received orders representing approximately 36% and 37% of its annual bookings during the first and second quarters, respectively. It ships products throughout the year, with approximately 56% of its shipments in the third quarter. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, the seasonal products' segment has had greater working capital needs in its peak season and has experienced greater cash availability in its fourth calendar quarter. As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters. The Company expects this seasonal pattern to continue for the foreseeable future. The seasonal products segment has historically financed its operations through internally-generated cash flow and short term seasonal borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $784,000 from $5,777,000 at December 31, 2000 to $4,993,000 at March 31, 2001. The employer cost containment-related services segment's cash decreased by $920,000 and is primarily attributable to payments made on its revolving line of credit. The seasonal products segments cash increased by $51,000 which was primarily funded with borrowing from its revolving line of credit. The educational services segment's cash remained relatively unchanged, and the remaining increase of $85,000 is primarily attributable to increased payables associated with the holding company.

The Company's consolidated working capital decreased by $7,410,000, from a deficit of $5,827,000 at December 31, 2000 to a deficit of $13,237,000 at March 31, 2001. The most significant contributor to this decrease was the $6,411,000 reclassification of the educational services segment's long-term portion of their debt to current as discussed in footnote 10 of this Report on Form 10-Q. The employer cost containment-related services segment's working capital decreased by $389,000 and is primarily attributable to the reduction of deferred tax benefits associated with the use of its net operating loss carry forward. Additionally, this segment generally has deficit working capital due to prepayment of fees which are recorded as unearned revenue on the balance sheet. The unearned revenue recorded on the Company's March 31, 2001 balance sheet attributable to this segment was $11,755,000. The seasonal products segment working capital decreased by $929,000 which was primarily attributable to its seasonal pattern. Aside from the aforementioned debt reclassification, the educational segment's working capital increased by approximately $308,000 primarily due to its operating results. The remaining increase of $11,000 was primarily due to the holding company's activities.

The Company in aggregate maintains four revolving lines of credit, with $4,154,000 outstanding and $9,896,000 available at March 31, 2001. The Company's employer cost containment-related services segment maintains an $8,000,000 revolving line of credit, which had no balance outstanding and $8,000,000 available at March 31, 2001. The seasonal products segment, in aggregate, maintains two revolving lines of credit, which had combined balances of $3,654,000 outstanding and $1,196,000 available at March 31, 2001. This segment's revolving line of credit will continue to increase through the third quarter due to its seasonal pattern. The Company's educational services segment maintains a $1,500,000 revolving line of credit, which had a balance of $500,000 outstanding and $700,000 available at March 31, 2001. Borrowings under the revolving lines of credit may be limited to a borrowing base as defined in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Total term debt decreased by $3,124,000 from $43,334,000 at December 31, 2000 to $40,210,000 at March 31, 2001 due to scheduled payments on all term debt. Term debt in the aggregate has an approximate 11.53% average interest rate and current maturities of $13,874,000. Term debt also has certain covenants at the subsidiary operating Company level, the more significant of which requires the subsidiary operating Companies to maintain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), leverage ratio, interest coverage ratio, fixed charge ratio and maximum lease expense. At March 31, 2001, Possible Dreams was not in compliance with its fixed charge covenant. Possible Dreams has received a waiver and expects to be in compliance by the end of the second quarter.

The Company's subsidiary, Primrose, has reclassified all of its term debt, $8,598,000 at March 31, 2001, to current because of debt covenants which we know will not be met at March 31, 2002, but the Company has the intent and believes it has the ability to refinance this debt prior to March 2002.

The Company's subsidiary, Possible Dreams, entered into a capital lease for an information system to replace its current system. The total net present value recorded as a fixed asset and as a liability at March 31, 2001 was $606,734. The system is currently being installed and is running parallel as of March 9, 2001. It is anticipated that it will be fully operational by September 1, 2001. The Company expects no additional major capital expenditures during the calendar year 2001.

Excess of cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 20 to 25 years. Management continues to believe that the amortization periods utilized are appropriate.

The Company's quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter or year. Such factors include, but are not limited to those listed under Item 5. of Part II of this Report on Form 10-Q. The Company introduced a number of new products in its target markets in 2000 and plans to introduce additional products in 2001 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. The Company believes that cash flows from operating activities and the successful introduction of its new products and continued growth of its franchises, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for at least the next twelve months, although there can be no assurance in this regard.

On April 1, 2001, the Company's subsidiary Health Power, Inc. acquired 100% of the common stock of Trigon Administrators, Inc., a TPA administrator in Virginia and Maryland. The purchase price of $6,000,000 was financed through its revolving line of credit. In conjunction with this purchase, Health Power's loan agreement was amended as outlined in footnote 10 of this Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a one percentage point change in interest rates would have impacted interest expense by approximately $125,000 for the three months ended March 31, 2001.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

This filing contains "forward-looking" statements within the meaning of the "safe harbor" provision of the Private Litigation Reform Act of 1995. Such statements are based on managements current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such factors and uncertainties include, but are not limited to: the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture, and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the Company's suppliers' manufacturing facility, and interest rate and foreign exchange fluctuations, political stability in the Pacific Rim, and its ability to attract qualified franchisees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:             None

         (b)  REPORTS ON FORM 8-K:  None



                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SECURITY CAPITAL CORPORATION

Date: May 15, 2001          By:   /s/   Brian D. Fitzgerald
                            -------------------------------------------------
                                        Brian D. Fitzgerald
                                        President

Date: May 15, 2001          By:    /s/  William R. Schlueter
                              -----------------------------------------------
                                        William R. Schlueter
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)