Form 10-Q/A
period 2001-03-31
SECURITY CAPITAL CORP/DE/
filed 2001-08-14
CIK 314340

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)


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


This Amendment No. 1 on Form 10-Q/A is being filed to restate the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2001 to properly reflect the non-deductibility of goodwill recorded in connection with the Health Power acquisition and its effect upon the Company's income tax provision. The impact on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2001, Condensed Consolidated Balance Sheet at March 31, 2001 and the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2001 is as follows:

                                                              For the Three Months Ended
                                                                    March 31, 2001
                                                            -----------------------------
                                                            Amount
                                                            Previously              As
                                                            Reported             Restated
                                                            --------             --------
                                                       (in thousands except per share amounts)
Condensed Consolidated Statement of Operations
       Income tax benefit                                   $    271             $    115
       Net loss                                                 (263)                (419)
       Net loss to common stockholders                          (347)                (503)
       Basic and Diluted loss per common share                 (0.05)               (0.08)
                                                                    March 31, 2001
                                                            -----------------------------
                                                            Amount
                                                            Previously              As
                                                            Reported             Restated
                                                            --------             --------
                                                                    (in thousands)
Condensed Consolidated Balance Sheet
       Deferred tax asset                                      1,182                1,026
       Total assets                                          100,245              100,089
       Accumulated deficit                                   (42,321)             (42,477)
       Total stockholders' equity                             24,442               24,286
       Total liabilities and stockholders' equity            100,245              100,089
                                                              For the Three Months Ended
                                                                    March 31, 2001
                                                            -----------------------------
                                                            Amount
                                                            Previously              As
                                                            Reported             Restated
                                                            --------             --------
                                                                    (in thousands)
Condensed Consolidated Statement of Cash Flows
       Net loss                                                 (263)                (419)
       Deferred taxes                                            254                  410


This Amendment No. 1 also changes Note 7, "Segment Disclosure", to reflect the above change in the income tax benefit line, the net loss line, the corporate and other assets line and the total assets line, Note 8, "Income Taxes", by changing the effective tax rate as a result of the above change and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the changes to net loss and net loss per common share as discussed in the first paragraph thereof under "Results of Operations".

Security Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                               For the Three Months
                                                                                 Ended March 31,
---------------------------------------------------------------------------------------------------------
                                                                              2001             2000
                                                                          (as restated,
                                                                           see Note 1)
---------------------------------------------------------------------------------------------------------
                                                                                   (in thousands
                                                                              except per share amounts)
   Revenues:
    Employer cost containment-related service revenue                      $  11,495       $     --
    Net seasonal products sales                                                2,779          3,070
    Educational services revenues                                              1,822          1,678
---------------------------------------------------------------------------------------------------------
Total revenues                                                                16,096          4,748
---------------------------------------------------------------------------------------------------------

Cost of revenues:
    Employer cost containment-related service cost of  revenue                 1,067             --
    Seasonal products cost of sales                                            1,298          1,611
    Educational services cost of revenues                                        321            369
---------------------------------------------------------------------------------------------------------

Total cost of revenues                                                         2,686          1,980
---------------------------------------------------------------------------------------------------------

Gross profit                                                                  13,410          2,768
---------------------------------------------------------------------------------------------------------

Selling, general and administrative                                           11,324          2,837
Amortization and depreciation                                                  1,439            591
---------------------------------------------------------------------------------------------------------

Operating income (loss)                                                          647           (660)
Interest expense                                                              (1,355)          (680)
Other income                                                                     125            112
---------------------------------------------------------------------------------------------------------

Loss before income tax benefit and minority interests                           (583)        (1,228)
Income tax benefit                                                               115            490
Minority interests in subsidiaries                                                49            134
---------------------------------------------------------------------------------------------------------

Net loss                                                                        (419)          (604)
---------------------------------------------------------------------------------------------------------

Preferred stock accretion                                                        (84)           (74)
---------------------------------------------------------------------------------------------------------

Net loss to common stockholders                                             $   (503)      $   (678)
---------------------------------------------------------------------------------------------------------

Loss per common share:
    Basic                                                                   $   (0.08)     $  (0.11)
    Diluted                                                                 $   (0.08)     $  (0.11)
---------------------------------------------------------------------------------------------------------

Weighted average shares outstanding:
    Basic                                                                       6,442         6,442
    Diluted                                                                     6,442         6,442
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries
Condensed Consolidated Balance Sheets



--------------------------------------------------------------------------------------------------------
                                                                       March 31,        December 31,
                                                                         2001               2000
                                                                     (Unaudited)          (Note 1)
                                                                    (as restated,
                                                                     see Note 1)
--------------------------------------------------------------------------------------------------------
                                                                    (in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents                                           $    4,993         $    5,777
Accounts receivable (net of allowance for doubtful accounts of
    $889 and $1,057)                                                     9,152              9,265
Inventories                                                              6,288
Income taxes receivable, net                                                                5,594
                                                                         1,445              1,527

Deferred tax asset                                                       1,950              1,943
Other current assets                                                     1,629              1,470
                                                                      -------------      -------------
Total current assets                                                    25,457             25,576

Property and equipment (net of accumulated depreciation of
    $1,362 and $850)                                                     6,334              5,966
Goodwill (net of accumulated amortization of
      $4,736 and $3,992)                                                57,036             57,836
Intangible assets (net of accumulated amortization of
      $2,358 and $2,133)                                                 9,718              9,582
Deferred tax asset                                                       1,026              1,074
Other assets                                                               518                523
------------------------------------------------------------------------------------------------------
Total assets                                                        $  100,089         $  100,557
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Current portion of long-term debt and other obligations             $   13,874         $    7,840
Accounts payable                                                         3,401              3,371
Accrued expenses and other liabilities                                   3,192              3,102
Unearned revenues                                                       14,073             12,890

Notes payable                                                            4,154              4,200
                                                                      -------------      -------------
Total current liabilities                                               38,694             31,403

Long-term debt                                                          26,257             34,560
Other long-term obligations                                              5,342              4,330
------------------------------------------------------------------------------------------------------
Total liabilities                                                       70,293             70,293
------------------------------------------------------------------------------------------------------
Minority interests                                                       2,911              2,960
------------------------------------------------------------------------------------------------------
Redeemable preferred stock (liquidation value - $5,000)                  2,599              2,515
------------------------------------------------------------------------------------------------------

Common stock, $.01 par value, 7,500 shares authorized, 380
    shares issued and outstanding                                            -                  -
Class A common stock, $.01 par value, 10,000,000
      shares authorized; 6,442,309 shares issued and
      outstanding                                                           65                 65
Additional paid-in capital                                              66,698             66,782
Accumulated deficit                                                    (42,477)           (42,058)
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                              24,286             24,789
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $  100,089         $  100,557
-----------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

----------------------------------------------------------------------------------------------
                                                                 For the Three Months Ended
                                                                          March 31,
----------------------------------------------------------------------------------------------
                                                                     2001             2000
                                                                (as restated,
                                                                 see Note 1)
----------------------------------------------------------------------------------------------
                                                                     (in thousands)
Cash flows from operating activities:
Net loss                                                         $    (419)       $    (604)

Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Deferred taxes                                                    410             (346)
     Warrant obligation adjustment                                     (79)            (115)
     Amortization and depreciation                                   1,460              683
     Minority interests in subsidiaries                                (49)            (134)
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                    128            1,179
         (Increase) decrease in inventories                           (694)            (779)
         (Increase) decrease in other current assets                   (88)              89
         Increase (decrease) in accounts payable,
         accrued expenses, and unearned revenues                     1,481              286
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                             2,150             259
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                              (211)            (143)
    Payments for acquired businesses and product lines                (292)              --
----------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (503)            (143)
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                   --               --
   Repayments of long-term borrowings                               (2,385)          (1,008)
   Proceeds from lines of credit                                       954            1,200

   Repayment of lines of credit                                     (1,000)            (750)

----------------------------------------------------------------------------------------------
Net cash used in financing activities                               (2,431)            (558)
----------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                 (784)            (442)
Cash and cash equivalents, beginning of period                       5,777            1,813
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $     4,993     $      1,371
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

Security Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
(1)  Basis of Presentation
--------------------------------------------------------------------------------

The Company has restated its Condensed Consolidated Financial Statements for the three months ended March 31, 2001 to properly reflect the non-deductibility of goodwill recorded in connection with the Health Power, Inc. acquisition described in Note 5 below and its effect upon the Company's income tax provision. The impact on the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2001, Condensed Consolidated Balance Sheet at March 31, 2001 and Condensed Consolidated Statement of Cash flows for the three months ended March 31, 2001 is as follows:

                                                              For the Three Months Ended
                                                                    March 31, 2001
                                                            -----------------------------
                                                            Amount
                                                            Previously              As
                                                            Reported             Restated
                                                            --------             --------
                                                       (in thousands except per share amounts)
Condensed Consolidated Statement of Operations
       Income tax benefit                                   $    271             $    115
       Net loss                                                 (263)                (419)
       Net loss to common stockholders                          (347)                (503)
       Basic and Diluted loss per common share                 (0.05)               (0.08)
                                                                    March 31, 2001
                                                            -----------------------------
                                                            Amount
                                                            Previously              As
                                                            Reported             Restated
                                                            --------             --------
                                                                    (in thousands)
Condensed Consolidated Balance Sheet
       Deferred tax asset                                      1,182                1,026
       Total assets                                          100,245              100,089
       Accumulated deficit                                   (42,321)             (42,477)
       Total stockholders' equity                             24,442               24,286
       Total liabilities and stockholders' equity            100,245              100,089
                                                              For the Three Months Ended
                                                                    March 31, 2001
                                                            -----------------------------
                                                            Amount
                                                            Previously              As
                                                            Reported             Restated
                                                            --------             --------
                                                                    (in thousands)
Condensed Consolidated Statement of Cash Flows
       Net loss                                                 (263)                (419)
       Deferred taxes                                            254                  410



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


--------------------------------------------------------------------------------------------------
                                                                 For the Three Months Ended
                                                                          March 31,
--------------------------------------------------------------------------------------------------
                                                                   2001                 2000
                                                                (restated)
--------------------------------------------------------------------------------------------------
                                                                         (in thousands)
   Revenues from external customers:
       Employer cost containment-related services           $      11,495      $         --
       Seasonal products                                            2,779             3,070
       Educational services                                         1,822             1,678
--------------------------------------------------------------------------------------------------
   Total revenues                                           $      16,096      $      4,748
--------------------------------------------------------------------------------------------------

   Segment income (adjusted EBITDA):
       Employer cost containment-related services           $       2,345      $         --
       Seasonal products                                             (746)             (669)
       Educational services                                           812               815
--------------------------------------------------------------------------------------------------
   Total segment income                                             2,411      $        146
--------------------------------------------------------------------------------------------------

   Reconciliation to net income (loss):
       Amortization and depreciation expense                      (1,439)               (591)
       Interest expense                                           (1,355)               (680)
       Income tax benefit                                            115                 490
       Minority interest in subsidiaries                              49                 134
       Management fees                                              (277)               (166)
       Other income                                                  125                 112
       Corporate and other expense                                   (48)                (49)

--------------------------------------------------------------------------------------------------
   Net loss                                                 $       (419)        $      (604)

--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                                               March 31,           December 31,
                                                                2001                   2000
--------------------------------------------------------------------------------------------------
                                                                        (in thousands)
   Segment assets:
      Employer cost containment-related services            $      43,349         $    43,462
      Seasonal products                                            27,275              27,563
      Educational services                                         28,429              28,494
      Corporate and other                                           1,036               1,038
--------------------------------------------------------------------------------------------------
   Total assets                                             $     100,089        $   100,557
--------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
(8) Income Taxes
--------------------------------------------------------------------------------

The Company has recorded income tax benefit at a rate of 20% and 38% for the three month periods ended March 31, 2001 and 2000, respectively, representing the Company's estimate of the annual effective income tax rate.

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

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company has restated its financial statements for the three months ended March 31, 2001. THe accompanying discussion gives effect to that restatement.

RESULTS OF OPERATIONS

Security Capital reported a net loss of $419,000 for the three months ended March 31, 2001. This compares to a net loss of $604,000 for the three months ended March 31, 2000. The Company reported basic net loss per common share of $0.08 for the three months ended March 31, 2001, as compared to basic net loss per common share of $0.11 for the three months ended March 31, 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:             None

         (b)  REPORTS ON FORM 8-K:  None



                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SECURITY CAPITAL CORPORATION

Date: August 14, 2001          By:    /s/  Brian D. Fitzgerald
                                 -----------------------------------------------
                                           Brian D. Fitzgerald
                                           President

Date: August 14, 2001          By:    /s/  William R. Schlueter
                                 -----------------------------------------------
                                           William R. Schlueter
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)