Form 10-Q
period 2001-06-30
SECURITY CAPITAL CORP/DE/
filed 2001-08-14
CIK 314340

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001.

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from ______ to_______.


                                     1-7921
-------------------------------------------------------------------------------
                            (Commission file number)

                          SECURITY CAPITAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                            13-3003070
        -------------------------------    ------------------------------------
        (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

              THREE PICKWICK PLAZA, SUITE 310, GREENWICH, CT. 06830
-------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (203) 625-0770
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N.A.
-------------------------------------------------------------------------------
                 (Former address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No   .
                                             ---     ---

         As of August 14, 2001, there were 6,442,309 outstanding shares of Class A Common Stock, par value $.01, and 380 outstanding shares of Common Stock, par value $.01, of the registrant.

                                            TABLE OF CONTENTS

                                                                                    PAGE
Part I        Financial Information

Item 1.       Condensed Consolidated Financial Statements
              Condensed Consolidated Statements of Operations........................  1
              Condensed Consolidated Balance Sheets..................................  2
              Condensed Consolidated Statements of Cash Flows........................  3
              Notes to the Condensed Consolidated Financial Statements...............  4
Item 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations............................................ 10
Item 3.       Quantitative and Qualitative Disclosures About Market Risk............. 13
Part II       Other Information
Item 4.       Submission of Matters to a Vote of Security Holders.................... 13
Item 5.       Other Information...................................................... 13
Item 6.       Exhibits and Reports on Form 8-K....................................... 14


Security Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                                                             For the Three Months        For the Six Months
                                                                                 Ended June 30,             Ended June 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                               2001          2000         2001         2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (In thousands, except per share amounts)
  Revenues:
  Employer cost containment-related services                               $   14,180    $        -    $   25,675    $       -
  Seasonal products                                                             5,786         7,041         8,565       10,111
  Educational services                                                          2,066         1,676         3,888        3,354
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                 22,032         8,717        38,128       13,465
--------------------------------------------------------------------------------------------------------------------------------

Cost of revenues:
  Employer cost containment-related services                                    1,292             -         2,359            -
  Seasonal products                                                             3,028         3,326         4,326        4,937
  Educational services                                                            358           358           679          727
--------------------------------------------------------------------------------------------------------------------------------
Total cost of revenues                                                          4,678         3,684         7,364        5,664
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                   17,354         5,033        30,764        7,801
--------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                                   12,963         3,235       24,287         6,072
Amortization and depreciation expense                                           1,519           596        2,958         1,187
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                         2,872         1,202        3,519           542
Interest expense                                                               (1,513)         (760)      (2,868)       (1,440)
Other income (expense)                                                            173          (171)         19            (59)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax (expense) benefit and minority interest         1,532           271           949         (957)
Income tax (expense) benefit                                                     (719)         (139)         (604)         351
Minority interest in subsidiaries                                                (207)            9          (158)         143
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                 606           141           187         (463)
--------------------------------------------------------------------------------------------------------------------------------
Preferred stock accretion                                                         (86)          (75)         (170)        (149)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common stockholders                         $      520    $       66    $       17    $    (612)
================================================================================================================================
Earnings (loss) per common share:
  Basic                                                                    $     0.08    $     0.01    $        -    $   (0.10)
  Diluted                                                                  $     0.07    $     0.01    $        -    $   (0.10)
================================================================================================================================
Weighted average shares outstanding:
  Basic                                                                         6,442         6,442         6,442        6,442
  Diluted                                                                       6,755         6,442         6,691        6,442
================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements


Security Capital Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------
                                                                       June 30,        December 31,
                                                                         2001              2000
                                                                     (Unaudited)         (Note 1)
------------------------------------------------------------------------------------------------------
                                                                (in thousands, except share amounts)
ASSETS
------
Current assets:
Cash and cash equivalents                                            $       795       $     5,777
Accounts receivable (net of allowance for doubtful accounts
  of $400 and $612)                                                       14,193             9,265
Inventories                                                                9,282             5,594
Income taxes receivable, net                                               1,678             1,527
Deferred tax asset                                                           875             1,943
Other current assets
                                                                           1,466             1,470
                                                                     -----------       -----------
Total current assets                                                      28,289            25,576

Property and equipment (net of accumulated depreciation of
  $1,933 and $850)                                                         6,136             5,966
Goodwill (net of accumulated amortization of
  $5,512 and $3,992)                                                      61,044            57,836
Intangible assets (net of accumulated amortization of
  $2,249 and $2,133)                                                       9,706             9,582
Deferred tax asset                                                         1,449             1,074
Other assets                                                                 610               523
------------------------------------------------------------------------------------------------------
Total assets                                                         $   107,234       $   100,557
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Current portion of long-term debt and other obligations              $    13,254       $     7,840
Accounts payable                                                           4,119             3,371
Accrued expenses and other liabilities                                     3,422             3,102
Unearned revenues                                                         10,243            12,890
Notes payable                                                             15,127             4,200
                                                                     ===========       ===========
Total current liabilities                                                 46,165            31,403

Long-term debt                                                            26,345            34,560
Other long-term obligations                                                4,165             4,330
------------------------------------------------------------------------------------------------------
Total liabilities                                                         76,675            70,293
------------------------------------------------------------------------------------------------------
Minority interests                                                         3,068             2,960
------------------------------------------------------------------------------------------------------
Redeemable preferred stock (liquidation value - $5,000)                    2,685             2,515
------------------------------------------------------------------------------------------------------

Common stock, $.01 par value, 7,500 shares authorized,
  380 shares issued and outstanding                                            -                 -
Class A common stock, $.01 par value, 10,000,000
  shares authorized; 6,442,309 shares issued and
  outstanding
                                                                              65                65
Additional paid-in capital                                                66,612            66,782
Accumulated deficit                                                      (41,871)          (42,058)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                24,806            24,789
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                           $   107,234       $   100,557
======================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.


Security Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------------------------
                                                                 For the Six Months Ended
                                                                          June 30,
-------------------------------------------------------------------------------------------------
                                                                    2001           2000
-------------------------------------------------------------------------------------------------
                                                                      (in thousands)
Cash flows from operating activities:
Net income (loss)                                                  $      187    $     (463)

Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Deferred taxes                                                        958          (223)
    Warrant obligations adjustment                                       (223)           61
    Amortization and depreciation                                       3,237         1,376
    Minority interest in subsidiaries                                     158          (143)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                       (3,572)       (4,271)
      (Increase) decrease in inventories                               (3,688)       (3,968)
      (Increase) decrease in other current assets                        (161)           74
      Increase (decrease) in accounts payable,
        accrued expenses, and unearned revenues                         (2,238)       1,432
-------------------------------------------------------------------------------------------------
Net cash used in operating activities                                   (5,342)      (6,125)
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                   (432)        (266)
   Payments for acquired businesses and product lines                   (6,144)          --
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (6,576)        (266)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                     2,500           --
  Repayments of long-term borrowings                                    (5,591)      (2,151)
  Repurchase of warrants                                                  (900)          --
  Proceeds from lines of credit                                         14,378        7,935
  Repayment of lines of credit                                          (3,451)        (870)
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                6,936        4,914
-------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                   (4,982)      (1,477)
Cash and cash equivalents, beginning of period                           5,777        1,813
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $      795    $      336
=================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

------------------------------------------------------------------------------
(1)  Basis of Presentation
------------------------------------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions for Form 10-Q. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. Due to the seasonality of the seasonal products segment, the interim results of the Company are not indicative of full year results. Also working capital levels for this segment at June 30th are historically quite different from those levels at the end of the third and fourth quarters. This segment ships products throughout the year, with approximately 56% of its shipments in the third quarter and provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters. Also due to this seasonal pattern, the seasonal products segment has greater working capital needs in its peak season, experiences higher borrowing levels during the first and second quarters of the year as the segment funds its inventory build-up and experiences greater cash availability in its fourth calendar quarter. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of Security Capital Corporation on Form 10-K for the year ended December 31, 2000. Certain prior amounts have been reclassified to conform with current period classifications.

-------------------------------------------------------------------------------
(2)  Organization And Description of Business
-------------------------------------------------------------------------------

Security Capital Corporation ("Security Capital") operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments. Currently, Security Capital has four portfolio operating subsidiaries (together with Security Capital, referred to as the "Company"), known as WC Holdings, Primrose, Pumpkin and Possible Dreams. As a result of a December 2000 acquisition through a 100%-owned subsidiary, WC Holdings, Inc., Security Capital Corporation has an 80% equity interest in Health Power, Inc., which provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care, workers' compensation insurance and the direct and indirect costs associated therewith. Health Power's activities are primarily centered in Ohio, Virginia and Maryland and - to a lesser extent - in other Middle Atlantic states, Indiana, Colorado and Washington. Primrose is a 98%-owned subsidiary involved in the franchising of educational child care centers. Primrose also operates one child care center. Currently Primrose schools are located throughout the United States except in the Northeast and Northwest. Pumpkin is an 80%-owned subsidiary in the business of designing and distributing pumpkin carving kits and related accessories. Pumpkin distributes its products primarily throughout the United States and also in Canada and Europe. Possible Dreams is a wholly-owned subsidiary that operates as a designer, importer and distributor of collectible figurines and giftware. Possible Dreams distributes its products throughout the United States.

------------------------------------------------------------------------------
(3)  Inventories
------------------------------------------------------------------------------

--------------------------------------------------------------
                                    June 30,     December 31,
                                      2001           2000
--------------------------------------------------------------
                                          (in thousands)
Finished goods                     $   7,948      $   5,199
Raw materials                          1,334            395
--------------------------------------------------------------
Total                              $   9,282      $   5,594
==============================================================

-------------------------------------------------------------------------------
(4)  Other Income (Expense)
-------------------------------------------------------------------------------

                                       For the Three Months    For the Six Months
                                            Ended June 30,        Ended June 30,
-------------------------------------------------------------------------------------
                                         2001        2000         2001      2000
-------------------------------------------------------------------------------------
                                                      (In thousands)
Interest income                        $     14    $      3    $     60   $      5
Warrant obligations adjustment              144        (176)        223        (61)
Other                                        15           2          15         (3)
-------------------------------------------------------------------------------------

Total                                  $    173    $   (171)   $    298   $    (59)
=====================================================================================

--------------------------------------------------------------------------------
 (5)  Acquisition of Health Power, Inc.
------------------------------------------------------------------------------

In December 2000, the Company formed WC Holdings, Inc., a wholly owned subsidiary, which, in turn, purchased an 80% interest in Health Power, Inc. Subsequent to the December 31, 2000 allocation of the purchase price, the Company paid an additional $131,000 in acquisition related expenses which have been allocated to goodwill at June 30, 2001.

The following unaudited pro forma financial information presents the combined results of the Company as if the acquisition of Health Power, Inc. had taken place at January 1, 2000. The pro forma amounts give effect to certain adjustments, including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company throughout these periods and is not indicative of results that may be obtained in the future:

              ----------------------------------------------------------------------------
                                               For the Three            For the Six
                                                   Months                  Months
                                             Ended June 30, 2000     Ended June 30, 2000
              ----------------------------------------------------------------------------
                                                         (In thousands)
              Pro Forma:
              Revenues                           $   20,377               $    37,213
              Net income                         $    1,288               $     1,220
              Earnings per common share
                Basic                            $     0.20               $      0.19
                Diluted                          $     0.20               $      0.19
              ----------------------------------------------------------------------------

-------------------------------------------------------------------------------
 (6) Acquisition of Trigon Administrators, Inc.
-------------------------------------------------------------------------------

On April 1, 2001, the Company's subsidiary, Health Power, acquired 100% of the common stock of Trigon Administrators, Inc., a TPA administrator in Virginia and Maryland. The entire purchase price paid for the acquisition - $6,000,000 - was financed through Health Power's revolving line of credit. Subsequent adjustments to the purchase price reduced it to a $5,537,000. The Company is currently in negotiation with the bank to convert this revolver balance to term debt. The acquisition has been accounted for as a purchase, a preliminary allocation of the purchase price to the net assets acquired has been completed during the second quarter, and $4,763,000 has been allocated to goodwill based upon this preliminary assessment.

------------------------------------------------------------------------------
(7) Segment Disclosure
------------------------------------------------------------------------------

The Company has an employer cost containment-related services segment, a seasonal products segment and an educational services segment. The employer cost containment-related services segment consists of WC Holdings, the seasonal products segment consists of Pumpkin and Possible Dreams and the educational services segment consists of Primrose. Management evaluates the performance of its segments based upon segment income or Adjusted EBITDA, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest, management fees and non-recurring charges or gains. Adjusted EBITDA is used to evaluate performance because the Company believes that it is a good measurement of its ability to generate cash flow and is a financial indicator of value and ability to incur and service debt. Adjusted EBITDA is not a substitute for operating income or cash flow from operating activities in accordance with accounting principles generally accepted in the United States.

---------------------------------------------------------------------------------------------------------------------
                                                                 For the Three Months        For the Six Months
                                                                     Ended June 30,             Ended June 30,
---------------------------------------------------------------------------------------------------------------------
                                                                   2001         2000           2001         2000
---------------------------------------------------------------------------------------------------------------------
                                                                                  (In thousands)
Revenues:
  Employer cost containment-related services                   $   14,180    $        -    $   25,675    $       -
  Seasonal products                                                 5,786         7,041         8,565        10,111
  Educational services                                              2,066         1,676         3,888         3,354
---------------------------------------------------------------------------------------------------------------------
Total revenues                                                 $   22,032    $    8,717    $   38,128    $   13,465
---------------------------------------------------------------------------------------------------------------------

Segment income (Adjusted EBITDA):
  Employer cost containment-related services                   $    3,254    $        -    $    5,599    $       -
  Seasonal products                                                   508         1,285          (238)         616
  Educational services                                                977           807         1,789        1,623
---------------------------------------------------------------------------------------------------------------------
Total segment income                                           $    4,739    $    2,092    $    7,150    $    2,239
---------------------------------------------------------------------------------------------------------------------

Reconciliation to net income (loss):
  Amortization and depreciation expense                            (1,519)         (596)       (2,958)      (1,187)
  Interest expense                                                 (1,513)         (760)       (2,868)      (1,440)
  Income tax benefit (expense)                                       (719)         (139)         (604)         351
  Minority interest in subsidiaries                                  (207)            9          (158)         143
  Management fees                                                    (297)         (166)         (574)        (333)
  Other income (expense)                                              173          (171)          298          (59)
  Corporate and other expense                                         (51)         (128)          (99)        (177)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $      606    $      141    $      187    $     (463)
---------------------------------------------------------------------------------------------------------------------



=====================================================================================================================
                                                                 June 30,    December 31,
                                                                   2001          2000
---------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)
Segment assets:
   Employer cost containment-related services                  $   46,450     $   43,462
   Seasonal products                                               31,201         27,563
   Educational services                                            28,224         28,494
   Corporate and other                                              1,359          1,038
---------------------------------------------------------------------------------------------------------------------




Total assets                                                   $  107,234     $  100,557
=====================================================================================================================

--------------------------------------------------------------------------------
(8) Income Taxes
--------------------------------------------------------------------------------

The Company has recorded income tax (expense) benefit at an effective rate of 64% and 37% for the six month periods ended June 30, 2001 and 2000, respectively, representing the Company's estimate of its annual effective income tax rate. The 2001 effective rate reflects the fact that the Company is amortizing goodwill that is not deductible for income tax purposes. This goodwill was acquired in the fourth quarter of 2000.

--------------------------------------------------------------------------------
(9)  Earnings Per Share
--------------------------------------------------------------------------------

Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

--------------------------------------------------------------------------------------------------------
                                                   For the Three Months        For the Six Months
                                                      Ended June 30,              Ended June 30,
                                                   2001           2000          2001          2000
--------------------------------------------------------------------------------------------------------
Numerator:

Net income available to
   common stockholders                           $      520    $       66    $       17    $     (612)
                                                 =======================================================
Diluted weighted average shares out standing:
Common stock                                          6,442         6,442         6,442         6,442

Options                                                 313             -           249             -
                                                 =======================================================

Diluted weighted average
   shares out standing                                6,755         6,442         6,691         6,442
                                                 =======================================================


For the three and six month periods ended June 30, 2001 and 2000, 500,000 shares of zero coupon redeemable convertible preferred shares, which are convertible into 500,000 common shares, were excluded from the computation of diluted earnings per share ("EPS") because their inclusion would have had an antidilutive effect on EPS. In addition, certain subsidiary options at and warrants were also excluded from the computation of diluted EPS because their inclusion would have had an antidilutive effect on consolidated EPS.

--------------------------------------------------------------------------------
(10) Subsidiary Stock and Stock Options
--------------------------------------------------------------------------------

WC Holdings - Options to acquire 1281 shares of Health Power, an 80%-owned subsidiary of WC Holdings, at approximately $694 per share, the fair value at the date of the grant, were granted to subsidiary employees during the first quarter of 2001. Such options vest over a five-year period. If all such outstanding options had been vested and exercised at June 30, 2001, the Company's ownership share of Health Power would have been 73.47%.

Primrose Holdings - On April 3, 2001, the Company exercised its call provision relating to shares of Primrose Holdings, Inc. owned by a then exiting officer. The Company repurchased 100 shares, or 0.3%, of Primrose Holdings, Inc. from this officer for $50,000, increasing its direct ownership to 98.5%. The Company also cancelled options held by the same former officer for 346.67 shares of Primrose Holdings, Inc. on June 18, 2001.

Security Capital - Pursuant to the provisions of the 2000 Long-Term Incentive Plan, on May 16, 2001, the Company granted options to acquire 24,000 shares of its Class A common stock at the market price at the date of the grant, which was $10.31. These options, subject to termination of the grantee's directorship, expire 10 years from the date of the grant, are not transferable other than on death, and are exercisable in three equal annual installments commencing on the date of grant.

Pumpkin - Options to acquire 9 shares of Pumpkin were settled for cash at their existing liability value of $82,000 on June 7, 2001 when the holder exercised her right to settle the options for cash.

--------------------------------------------------------------------------------
(11) New Capital Lease
--------------------------------------------------------------------------------

During the first quarter of 2001, Possible Dreams entered into a capital lease for computer equipment that expires in August 2006. At June 30, 2001, property and equipment included the equipment under this capital lease with a cost of $606,734. Possible Dreams will begin amortizing this cost over the 60-month lease term beginning on the date of final installation of the equipment, currently scheduled for September 1, 2001.

Future minimum lease payments with respect to such lease are as follows:

                       2001                           $ 46,232
                       2002                            138,696
                       2003                            138,696
                       2004                            138,696
                       2005                            138,696
                       2006                             92,464
                       ----------------------------------------
                                                       693,480
               Less amounts representing interest      (86,746)
                                                      --------
                                                      $606,734
                                                      ========

--------------------------------------------------------------------------------
(12) Debt
--------------------------------------------------------------------------------

On March 31, 2001, the Company's subsidiary, Health Power, amended its existing loan agreement - the original terms of which are outlined in the notes to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The only significant terms which were altered as a result of this amendment related to the lender's consent to the Trigon acquisition discussed in note 6 of the Notes to the Condensed Consolidated Financial Statements in this Report on Form 10-Q, the lender's consent to the use of $6,000,000 of Health Power's revolving line of credit to pay for such acquisition, and the amendment of the ratio of funded indebtedness to EBITDA covenant.

On June 13, 2001, Pumpkin entered into a three-year loan agreement with LaSalle Business Credit, Inc. The total credit facility is $10,000,000, consisting of a maximum term loan amount of $2,500,000 and a revolving loan commitment of $7,500,000. The amount Pumpkin is allowed to draw on the revolver is limited by a borrowing base defined by specific accounts receivable and inventory levels. The agreement also provides for seasonal overadvances from April 1st through July 31st of each year during the peak of the inventory build-up period.

On June 14, 2001, Pumpkin used the new financing facilities to retire all amounts owing to Banc of America Commercial Finance Corporation ($3,247,001, inclusive of $900,000 to repurchase the full amount of outstanding warrants) and to pay the closing costs of the refinancing. The term loan is a 24-month obligation with monthly payments due July 1, 2001 through June 1, 2003. This term note bears interest at the prime rate (7.0% at June 30, 2001) or the LIBOR rate plus 2.5%. Principal repayments are due as follows: $625,000 in 2001, $1,250,000 in 2002 and $625,000 in 2003. The revolver bears interest at the prime rate or the LIBOR rate plus 2.5% and runs for three years through June 2004.

The Company's subsidiary, Primrose, has reclassified all of its term debt, $8,078,000 at June 30, 2001, to current debt because of debt covenants which the Company believes Primrose will not be in compliance with at March 31, 2002, but the Company intends to refinance this debt prior to March 2002.

--------------------------------------------------------------------------------
(13) New Accounting Pronouncements
--------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, all goodwill and those intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Beginning January 1, 2002, we will no longer amortize goodwill or any indefinite-lived intangible assets. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets.

--------------------------------------------------------------------------------
(14) Subsequent Events
--------------------------------------------------------------------------------

Security Capital Corporation employee stock options - Pursuant to the provisions of the 2000 Long-Term Incentive Plan, on July 19, 2001, the Company granted options to acquire 237,000 shares of its Class A common stock at the market price at the date of the grant, which was $10.85. These options, subject to termination of the grantees' employment, expire 10 years from the date of the grant, are not transferable other than on death, and are exercisable in five equal annual installments commencing one year from the date of grant.

On August 8, 2001, the Company's subsidiary, Possible Dreams, amended its existing loan agreement to modify the minimum EBITDA and total debt coverage ratio covenants.

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

RESULTS OF OPERATIONS

Security Capital reported net income of $606,000 and $187,000 for the three and six month periods ended June 30, 2001, respectively. This compares to net income of $141,000 and a net loss of $463,000 for the same periods of the prior year. The Company reported basic net earnings per common share of $0.08 and breakeven for the three and six month periods ended June 30, 2001, respectively, as compared to basic net earnings per common share of $0.01 and a basic net loss per common share of $0.10 for the comparable periods of 2000. The primary reason for the favorable performance was the inclusion of the employer cost containment-related services segment in the 2001 results due to its acquisition in late December 2000.

Overall, the Company's revenues increased by $13,315,000 or 153% and by $24,663,000 or 183% to $22,032,000 and $38,128,000 for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods of the prior year, primarily due to the acquisition of the employer cost containment-related services segment. Without taking into consideration the acquisition of this segment, revenues decreased by $865,000 or 10% and by $1,012,000 or 8% to $7,852,000 and $12,453,000 for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods of the prior year. The Company's seasonal products segment revenues decreased by $1,255,000 or 18% and by $1,546,000 or 15% to $5,786,000 and $8,565,000 for the
three and six month periods ended June 30, 2001, respectively, as compared to the same periods of the prior year, due both to timing of receipt of shippable orders and the impact the economic slowdown has had on the collectible and giftware market at the retail level. Educational services segment revenues increased by $390,000 or 23% and by $534,000 or 16% to $2,066,000 and $3,888,000
for the three and six month periods ended June 30, 2001, respectively, due to same school revenue increases coupled with the revenue contribution made by the 12 new schools opened since June of 2000. Total royalty revenue of the educational services segment increased $226,000 or 18% and by $476,000 or 20% to $1,453,000 and $2,906,000 for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods of the prior year. These increases were generated as a result of a 15% increase in the number of educational-based childcare centers, which was 90 and 78 as of June 30, 2001 and 2000, respectively. As an additional performance measure of the increasing success of the educational services segment's concept, the Company monitors the revenues generated by its franchisees. Total educational system revenue, or gross revenue of all educational-based child care center franchises, increased by $3,169,000 or 18% and by $6,763,000 or 19% to $20,946,000 and $41,987,000 for
the three and six month periods ended June 30, 2001, respectively, as compared to the same periods of the prior year. Additionally, as of June 30, 2001, this segment had awarded 39 franchises in various stages of development and construction with associated unearned revenue of $2,023,000 recorded on the Company's balance sheet as of that date.

Selling, general and administrative expense increased by $9,728,000 or 301% and by $18,215,000 or 300% to $12,963,000 and $24,287,000 for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods of the prior year, primarily due to the acquisition of the employer cost containment-related services segment. Without taking into consideration the acquisition of this segment, selling, general and administrative expense increased by $93,000 or 3% and by $498,000 or 8% for the three and six month periods ended June 30, 2001, as compared to the same periods of the prior year. The seasonal products segment's selling, general and administrative expense decreased by $180,000 or 7% and by $80,000 or 2% for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods of the prior year, primarily attributable to lower commission expense associated with lower sales volumes. On the other hand, the educational services segment's selling, general and administrative expense increased by $220,000 or 43% and by $416,000 or 41% for the three and six month periods ended June 30, 2001, respectively, as compared to the prior year, due to an increase in staff to accommodate this segment's growth in the number of operating locations.

Amortization and depreciation expense increased by $923,000 or 155% and by $1,771,000 or 149% to $1,519,000 and $2,958,000 for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods of the prior year, primarily due to the amortization of goodwill associated with the acquisition of the employer cost containment-related services segment. Without taking into consideration the acquisition of this segment, amortization and depreciation expense increased by $21,000 or 4% and by $69,000 or 6% for the three and six month periods ended June 30, 2001, as compared to the same periods of the prior year, entirely due to the seasonal products segment's depreciation expense related to its showroom improvements. The educational services segment amortization and depreciation expense was basically unchanged from the comparable three and six month periods of the prior year.

Interest expense increased by $753,000 or 99% and by $1,428,000 or 99% to $1,513,000 and $2,868,000 for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods of the prior year primarily due to the acquisition of the employer cost containment-related services segment. Without taking into consideration the acquisition of this segment, interest expense decreased by $28,000 or 4% and by $65,000 or 5% for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods of the prior year, with the major factors being reduced average debt levels in the educational services segment and lower interest rates.

Income tax expense increased by $955,000 to $604,000 expense for the six month period ended June 30, 2001 from a $351,000 benefit for the comparable period in the prior year due both to the beneficial pre-tax income effects of adding the employer cost containment-related services segment through acquisition in December 2000 coupled with the jump in the effective tax rate from 37% to 64% for the six month periods ended June 30, 2000 and 2001, respectively. This increase in the effective rate reflects the Company's amortization of goodwill acquired in this December 2000 acquisition which is non-deductible for income tax purposes.

SEASONALITY

The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. The seasonal segment for the two previous years received orders representing approximately 36% and 37% of its annual bookings during the first and second quarters, respectively. It ships products throughout the year, with approximately 56% of its shipments in the third quarter. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, the seasonal products segment has had greater working capital needs in its peak season and has experienced greater cash availability in its fourth calendar quarter. As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters. The Company expects this seasonal pattern to continue for the foreseeable future. The seasonal products segment has historically financed its operations through internally-generated cash flow and short term seasonal borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $4,982,000 from $5,777,000 at December 31, 2000 to $795,000 at June 30, 2001. The decrease is primarily attributable to revolving facility repayments by the employer cost containment-related services segment and seasonal increases of working capital in the seasonal products segment.

The Company's consolidated working capital decreased by $12,049,000, from a deficit of $5,827,000 at December 31, 2000 to a deficit of $17,876,000 at June 30, 2001. The most significant contributor to this decrease was the $5,890,000 reclassification to current debt of the educational services segment's long-term debt as discussed in note 12 of the Notes to the Condensed Consolidated Financial Statements in this Report on Form 10-Q. A second major factor accounting for this decrease was the increase in the revolving line of credit level outstanding at the employer cost containment-related services segment due to its financing of the $5,537,000 Trigon acquisition (discussed in note 6 of the Notes to the Condensed Consolidated Financial Statements in this Report on Form 10-Q) as offset by a $2,350,000 decrease in the unearned revenue liability of this segment. This decrease was due to the normal collection and revenue recognition pattern of worker's compensation group rating fees revenue which is deferred and recorded as a liability as it is collected during the fourth quarter of each year and then is gradually amortized to income over the course of the following fiscal year. The working capital of the seasonal products segment decreased by $2,573,000, primarily attributable to its seasonal pattern and the resultant increased revolver levels during the spring and summer months.

The Company maintains four revolving lines of credit, with a total of $15,127,000 outstanding and $6,246,000 available at June 30, 2001. Borrowings under the revolving lines of credit may be limited to a borrowing base as defined in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Total term debt, exclusive of original issue discount, decreased by $2,964,000 from $43,334,000 at December 31, 2000 to $40,370,000 at June 30, 2001 due to
scheduled payments on all term debt. Term debt in the aggregate had an approximate 10.62% average interest rate and current maturities, exclusive of original issue discount, of $14,014,000 at June 30, 2001. Term debt also has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), leverage ratios, interest coverage ratios, fixed charge ratios and maximum lease expenses. As discussed in note 12 of the Notes to the Condensed Consolidated Financial Statements in this Report on Form 10-Q, Pumpkin refinanced its term and revolving debt during the second quarter thereby eliminating dilutive bank warrants and significantly lowering interest expense.

The Company's subsidiary, Primrose, has reclassified all of its term debt, $8,078,000 at June 30, 2001, to current because of debt covenants which the Company believes Primrose will not be in compliance with at March 31, 2002, but the Company intends to refinance this debt prior to March 2002.

The Company's subsidiary, Possible Dreams, entered into a capital lease for an information system to replace its current system during the first quarter of 2001. The total net present value reflected in the June 30, 2001 balance sheet as both a fixed asset and a liability was $606,734. The system is currently being installed, and it is anticipated that it will be fully operational by September 1, 2001 and on this operational date the lease payments and depreciation of the fixed asset will begin. The Company expects no additional major capital expenditures during the calendar year 2001.

Excess of cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 20 to 25 years. Management continues to believe that the amortization periods utilized are appropriate.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, all goodwill and those intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Beginning January 1, 2002, we will no longer amortize goodwill or any indefinite-lived intangible assets. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets.

The Company's quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter or year. Such factors include, but are not limited to those listed under Item 5. of Part II of this Report on Form 10-Q. The seasonal products segment businesses introduced a number of new products in its target markets in 2001 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that these businesses will be able to implement their plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. The Company believes that cash flows from operating activities and the successful introduction of its new products and continued growth of its franchises, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for at least the next twelve months, although there can be no assurance in this regard.

On April 1, 2001, the Company's subsidiary, Health Power, acquired 100% of the common stock of Trigon Administrators, Inc., a TPA administrator in Virginia and Maryland. The purchase price of $5,537,000 was financed through Health Power's revolving line of credit. The Company is currently in negotiation with the bank to convert this revolver balance to term debt. In conjunction with this purchase, Health Power's loan agreement was amended as outlined in note 12 of the Notes to the Condensed Consolidated Financial Statements in this Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a one percentage point change in interest rates would have impacted interest expense by approximately $124,000 and $249,000 for the three and six month periods ended June 30, 2001, respectively.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its 2001 Annual Meeting of Stockholders (the "Annual Meeting") on July 19, 2001.

         (b) The following directors were elected at the Annual Meeting, and they are the only directors of the Company: Brian D. Fitzgerald, A. George Gebauer, Samuel B. Fortenbaugh III, M. Paul Kelly and Craig R.

         Stapleton.

         (c) Set forth below is a description of the one matter voted upon at the Annual Meeting, including the number of votes cast for, as well as the number of votes withheld and broker non-votes, as to each nominee for election as a director.

             Election of five directors, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

                      NOMINEES                VOTES FOR          VOTES WITHHELD        BROKER- NON-VOTES
                      --------                ---------          --------------        -----------------
           Brian D. Fitzgerald                6,203,209              24,014                    0
           A. George Gebauer                  6,203,209              24,014                    0
           Samuel B. Fortenbaugh III          6,203,276              23,947                    0
           M. Paul Kelly                      6,203,276              23,947                    0
           Craig R. Stapleton                 6,203,276              23,947                    0

ITEM 5.  OTHER INFORMATION

At the Annual Meeting of the Company's Board of Directors held on July 19, 2001, the Board of Directors elected Brian D. Fitzgerald as Chairman of the Board, President and Chief Executive Officer, A. George Gebauer as Vice Chairman of the Board and Secretary and William R. Schlueter as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Company.

This filing contains "forward-looking" statements within the meaning of the "safe harbor" provision of the Private Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers' compensation insurance in Ohio and the other states in which our employer cost containment-related services segment operates, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the manufacturing facilities of the Company's suppliers, interest rate and foreign exchange fluctuations, political stability in the Pacific Rim, and the Company's ability to attract qualified franchisees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:             None

         (b)  REPORTS ON FORM 8-K:  None


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SECURITY CAPITAL CORPORATION


Date:  August 14, 2001           By:  /s/ Brian D. Fitzgerald
                                    -------------------------------------------
                                          Brian D. Fitzgerald
                                          President and Chief Executive Officer

Date:  August 14, 2001           By:  /s/ William R. Schlueter
                                    -------------------------------------------
                                          William R. Schlueter
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)