Form 10-Q
period 2001-09-30
SECURITY CAPITAL CORP/DE/
filed 2001-11-14
CIK 314340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________

1-7921
(Commission file number)

Security Capital Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3003070 (I.R.S. Employer Identification No.)

Three Pickwick Plaza, Suite 310, Greenwich, CT. 06830
(Address of principal executive offices, including zip code)

(203) 625-0770
(Registrant's telephone number, including area code)

N.A.
(Former address, if changed since last report)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

                As of November 14, 2001, there were 6,450,587 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands, except per share amounts)
Revenues:
Employer cost containment-related services	$13,926	$-	$39,601	$-
Seasonal products	19,549	18,555	28,114	28,666
Educational services	1,837	1,754	5,725	5,108
Total revenues	35,312	20,309	73,440	33,774

Cost of revenues:
Employer cost containment-related services	1,416	-	3,775	-
Seasonal products	8,211	8,006	12,537	12,943
Educational services	328	373	1,007	1,100

Total cost of revenues	9,955	8,379	17,319	14,043
Gross profit	25,357	11,930	56,121	19,731

Selling, general and administrative expenses	14,191	4,264	38,478	10,336
Amortization and depreciation expense	1,480	601	4,438	1,788

Operating income	9,686	7,065	13,205	7,607
Interest expense	(1,570)	(944)	(4,438)	(2,384)
Other income (expense)	(193)	(235)	105	(294)

Income before income tax expense and minority interest	7,923	5,886	8,872	4,929
Income tax expense	(3,410)	(2,244)	(4,014)	(1,893)
Minority interest in subsidiaries	(707)	(655)	(865)	(511)
Net income	3,806	2,987	3,993	2,525
Preferred stock accretion	(89)	(78)	(259)	(227)
Net income available to common stockholders	$3,717	$2,909	$3,734	$2,298

Earnings per common share:
Basic	$0.58	$0.45	$0.58	$0.36
Diluted	$0.50	$0.41	$0.54	$0.35

Weighted average shares outstanding:
Basic	6,442	6,442	6,442	6,442
Diluted	7,376	6,942	7,150	6,942

The accompanying notes are an integral part of these condensed consolidated financial statements

Security Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2001 (Unaudited)	December 31, 2000 (Note 1)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$398	$5,777
Accounts receivable (net of allowance for doubtful accounts of $613 and $612)	27,851	9,265
Inventories	5,001	5,594
Deferred tax asset	576	1,943
Other current assets	1,406	1,470
Total current assets	35,232	24,049

Property and equipment (net of accumulated depreciation of $2,515 and $850)	5,720	5,966
Goodwill (net of accumulated amortization of $6,238 and $3,992)	60,202	57,836
Other intangible assets (net of accumulated amortization of $2,455 and $2,133)	9,646	9,582
Deferred tax asset	--	1,074
Other assets	2,172	2,050
Total assets	$112,972	$100,557
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and other obligations	$14,897	$7,840
Accounts payable	2,949	3,371
Accrued expenses and other liabilities	7,428	3,102
Unearned revenues	6,987	12,890
Notes payable	13,027	4,200
Total current liabilities	45,288	31,403

Long-term debt	28,919	34,560
Other long-term obligations	3,693	4,330
Total liabilities	77,900	70,293
Minority interests	3,775	2,960
Redeemable preferred stock (liquidation value - $5,000)	2,774	2,515

Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	-	-
Class A common stock, $.01 par value, 10,000,000 shares authorized; 6,442,309 shares issued and outstanding	65	65
Additional paid-in capital	66,523	66,782
Accumulated deficit	(38,065)	(42,058)
Total stockholders’ equity	28,523	24,789
Total liabilities and stockholders' equity	$112,972	$100,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income	$3,993	$2,525
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	2,671	1,337
Warrant obligations adjustment	(19)	318
Amortization and depreciation	4,856	1,979
Minority interest in subsidiaries	865	511
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(17,129)	(17,121)
(Increase) decrease in inventories	592	(2,250)
(Increase) decrease in other current assets	(85)	102
Increase (decrease) in accounts payable, accrued expenses, and unearned revenues	(2,819)	3,286
Net cash used in operating activities	(7,075)	(9,313)

Cash flows from investing activities:
Capital expenditures	(600)	(261)
Payments for acquired businesses and product lines	(6,231)	--
Net cash used in investing activities	(6,831)	(261)

Cash flows from financing activities:
Proceeds from long-term borrowings	7,847	--
Repayments of long-term borrowings	(7,247)	(2,767)
Repurchase of warrants	(900)	--
Proceeds from lines of credit	20,607	12,368
Repayment of lines of credit	(11,780)	(870)
Net cash provided by financing activities	8,527	8,731

Decrease in cash and cash equivalents	(5,379)	(843)
Cash and cash equivalents, beginning of period	5,777	1,813
Cash and cash equivalents, end of period	$398	$970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions for Form 10-Q.  The interim financial statements are unaudited.  In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made.  Due to the seasonality of the seasonal products segment, the interim results of the Company are not indicative of full year results.  Also working capital levels for this segment historically fluctuate substantially during different points of the year.  This segment ships products throughout the year, with approximately 56% of its shipments in the third quarter and provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter.  As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters.  Also due to this seasonal pattern, the seasonal products segment has greater working capital needs in its peak season, experiences higher borrowing levels during the first and second quarters of the year as the segment funds its inventory build-up and experiences greater cash availability in its fourth calendar quarter. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of Security Capital Corporation on Form 10-K for the year ended December 31, 2000. Certain prior amounts have been reclassified to conform with current period classifications.

(2)  Organization And Description of Business

Security Capital Corporation (“Security Capital”) operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments.  Currently, Security Capital has four portfolio operating subsidiaries (together with Security Capital, referred to as the “Company”), known as WC Holdings, Pumpkin, Possible Dreams and Primrose.  As a result of a December 2000 acquisition through a 100%-owned subsidiary, WC Holdings, Inc., Security Capital Corporation has an 80% equity interest in Health Power, Inc., which provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care, workers’ compensation insurance and the direct and indirect costs associated therewith.  Health Power’s activities are primarily centered in Ohio, Virginia, Maryland and, to a lesser extent, in other Middle Atlantic states, Indiana, Colorado and Washington.    Pumpkin is an 80%-owned subsidiary in the business of designing and distributing pumpkin carving kits and related accessories.  Pumpkin distributes its products primarily throughout the United States and also in Canada and Europe.  Possible Dreams is a wholly-owned subsidiary that operates as a designer, importer and distributor of collectible figurines and giftware.  Possible Dreams distributes its products throughout the United States.  Primrose is a 98%-owned subsidiary involved in the franchising of educational child care centers.  Primrose also operates one child care center.  Currently, Primrose schools are located throughout the United States except in the Northeast and Northwest.

(3)  Inventories

	September 30, 2001	December 31, 2000
	(in thousands)

Finished goods	$4,470	$5,199
Raw materials	531	395

Total	$5,001	$5,594

(4)  Other Income (Expense)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)

Interest income	$11	$3	$71	$8
Warrant obligations adjustment	(204)	(257)	19	(318)
Other	-	19	15	16

Total	$(193)	$(235)	$105	$(294)

(5)  Acquisition of Health Power, Inc.

In December 2000, the Company formed WC Holdings, Inc., a wholly owned subsidiary, which, in turn, purchased an 80% interest in Health Power, Inc.  Subsequent to the December 31, 2000 allocation of the purchase price, the Company paid an additional $131,000 in acquisition related expenses which have been allocated to goodwill at September 30, 2001.

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

	For the Three Months Ended September 30, 2000	For the Nine Months Ended Sepember 30, 2000
	(in thousands)
Pro Forma:
Revenues	$31,968	$69,181
Net income	$2,792	$4,012
Earnings per common share
Basic	$0.43	$0.62
Diluted	$0.40	$0.58

(6) Acquisition of Trigon Administrators, Inc.

On April 1, 2001, the Company’s subsidiary, Health Power, acquired 100% of the common stock of Trigon Administrators, Inc., a third party administration (or “TPA”) provider in Virginia and Maryland.  The entire purchase price paid for the acquisition - $6,000,000 - was financed through Health Power’s revolving line of credit.  Subsequent adjustments to the purchase price reduced it to $5,541,000.  During the third quarter of 2001, Health Power converted the $5,347,000 revolver balance still outstanding from the total $6,000,000 it had drawn in April to term debt.  This conversion was accomplished by increasing the existing term loan with Bank One which is senior term debt payable in monthly installments through January 2007.  It carries a rate of prime minus ½% or LIBOR plus 175 basis points (5.5% at September 30, 2001).  The acquisition has been accounted for as a purchase, a preliminary allocation of the purchase price to the net assets acquired has been completed, and $4,614,000 has been allocated to goodwill based upon this preliminary assessment.

(7) Segment Disclosure

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Revenues:
Employer cost containment-related services	$13,926	$-	$39,601	$-
Seasonal products	19,549	18,555	28,114	28,666
Educational services	1,837	1,754	5,725	5,108
Total revenues	$35,312	$20,309	$73,440	$33,774

Segment income (Adjusted EBITDA):
Employer cost containment-related services	$2,750	$-	$8,350	$-
Seasonal products	8,064	7,076	7,825	7,692
Educational services	788	861	2,577	2,484
Total segment income	$11,602	$7,937	$18,752	$10,176

Reconciliation to net income:
Amortization and depreciation expense	(1,480)	(601)	(4,438)	(1,788)
Interest expense	(1,570)	(944)	(4,438)	(2,384)
Income tax expense	(3,410)	(2,244)	(4,014)	(1,893)
Minority interest in subsidiaries	(707)	(655)	(865)	(511)
Management fees	(310)	(166)	(884)	(499)
Other income (expense)	(193)	(235)	105	(294)
Corporate and other expense	(126)	(105)	(225)	(282)
Net income	$3,806	$2,987	$3,993	$2,525

	September 30, 2001	December 31, 2000
	(in thousands)
Segment assets:
Employer cost containment-related services	$44,383	$43,462
Seasonal products	39,149	27,563
Educational services	27,688	28,494
Corporate and other	1,752	1,038

Total assets	$112,972	$100,557

(8) Income Taxes

The Company has recorded income tax expense at an effective rate of 45% and 38% for the nine month periods ended September 30, 2001 and 2000, respectively, representing the Company’s estimate of its annual effective income tax rate.  The 2001 effective rate reflects the fact that the Company is amortizing goodwill that is not deductible for income tax purposes.  This goodwill was acquired in the fourth quarter of 2000.

(9)  Earnings Per Share

Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands, except per share amounts)

Diluted Earnings:

Net income available to common stockholders	$3,717	$2,909	$3,734	$2,298

Preferred stock accretion	89	78	259	227

Net income	3,806	2,987	3,993	2,525

Options settled at subsidiaries	(90)	(117)	(151)	(117)

Diluted earnings	$3,716	$2,870	$3,842	$2,408

Diluted Weighted Average Shares Outstanding:

Common stock	6,442	6,442	6,442	6,442

Preferred stock	500	500	500	500

Options	434	-	208	-

Diluted weighted average shares outstanding	7,376	6,942	7,150	6,942

Diluted Earnings Per Share	$0.50	$0.41	$0.54	$0.35

Certain subsidiary options and warrants were excluded from the computation of diluted EPS because their inclusion would have had an antidilutive effect on consolidated EPS.

(10) Stock and Stock Options

WC Holdings – Options to acquire 1,281 shares of Health Power, an 80%-owned subsidiary of WC Holdings, at approximately $694 per share, the fair value at the date of the grant, were granted to subsidiary employees during the first quarter of 2001.  All such options vest over a five-year period with the exception of one grant of 360 options which vests over an eight-year period but is subject to certain acceleration provisions.  If all such outstanding options had been vested and exercised at September 30, 2001, the Company's ownership share of Health Power would have been 73.47%.

Primrose Holdings - On April 3, 2001, the Company exercised its call provision relating to shares of Primrose Holdings, Inc. owned by a then exiting officer.  The Company repurchased 100 shares, or 0.3%, of Primrose Holdings, Inc. from this officer for $50,000, increasing its direct ownership to 98.5%.  The Company also cancelled options held by the same former officer for 346.67 shares of Primrose Holdings, Inc. on June 18, 2001.   On September 30, 2001, the Company also cancelled options held by another former officer for 288.89 shares of Primrose Holdings, Inc.

Pumpkin – Options to acquire nine shares of Pumpkin were settled for cash at their existing liability value of $82,000 on June 7, 2001 when the holder exercised her right to settle the options for cash.  On July 1, 2001, the Company granted options to acquire 27 shares of Pumpkin at the fair market value on the date of the grant, which was $9,111 per share.  If all such outstanding options had been vested and exercised at September 30, 2001, the Company's ownership share of Pumpkin would have been 75.25%.

Security Capital – Pursuant to the provisions of the 2000 Long-Term Incentive Plan, on May 16, 2001, the Company granted options to acquire 24,000 shares of its Class A common stock at the market price at the date of the grant, which was $10.31. On September 7, 2001, the Company granted options to acquire 24,000 shares of its Class A common stock at the market price at the date of the grant, which was $12.69.  Both of these option grants, subject to termination of the grantees’ directorships, expire 10 years from the date of the grant, are not transferable other than on death, and are exercisable in three equal annual installments commencing on the date of grant.  On July 19, 2001, the Company granted options to acquire 237,000 shares of its Class A common stock at the market price at the date of the grant, which was $10.85.  These options, subject to termination of the grantees’ employment, expire 10 years from the date of the grant, are not transferable other than on death, and are exercisable in five equal annual installments commencing one year from the date of grant.  On August 17, 2001, 8,000 unvested options held by a resigning director were cancelled pursuant to the provisions of his stock option grant certificate as issued under the 2000 Long-Term Incentive Plan.

(11) New Capital Lease

During the first quarter of 2001, Possible Dreams entered into a capital lease for computer equipment that expires in December 2006.  At September 30, 2001, property and equipment included the equipment under this capital lease with a cost of $606,734.  Possible Dreams will begin amortizing this cost over the 60-month lease term beginning on the date of final installation of the equipment, currently scheduled for January 1, 2002.

Future minimum lease payments with respect to such lease are as follows:

2002	$138,696
2003	138,696
2004	138,696
2005	138,696
2006	138,696
693,480
Less amounts representing interest	(86,746)
$606,734

(12) Debt

On March 31, 2001, the Company’s subsidiary, Health Power, amended its existing loan agreement, the original terms of which are outlined in the notes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The only significant terms which were altered as a result of this amendment related to the lender’s consent to the Trigon acquisition discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Report on Form 10-Q, the lender’s consent to the use of $6,000,000 of Health Power’s revolving line of credit to pay for such acquisition and the amendment of the ratio of funded indebtedness to EBITDA covenant.

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

On June 14, 2001, Pumpkin used the new financing facilities to retire all amounts owing to Banc of America Commercial Finance Corporation ($3,247,001, including $900,000 to repurchase the full amount of outstanding warrants) and to pay the closing costs of the refinancing.  The term loan is a 24-month obligation with monthly payments due July 1, 2001 through June 1, 2003.  This term note bears interest at the prime rate or the LIBOR rate plus 2.5%.  Principal repayments are due as follows: $625,000 in 2001, $1,250,000 in 2002 and $625,000 in 2003.  The revolver bears interest at the prime rate or the LIBOR rate plus 2.5% and runs for three years through June 2004.

During the third quarter of 2001, the Company’s subsidiary, Health Power, Inc., converted the $5,347,000 revolver balance still outstanding from the total $6,000,000 it had drawn in April to acquire 100% of the common stock of Trigon Administrators, Inc., a TPA administrator in Virginia and Maryland, to term debt.  This conversion was accomplished by increasing the existing term loan with Bank One which is senior term debt payable in monthly installments through January 2007.  It carries a rate of prime minus ½% or LIBOR plus 175 basis points (5.5% at September 30, 2001).

On August 8, 2001, the Company’s subsidiary, Possible Dreams, amended its existing loan agreement to modify the minimum EBITDA and total debt coverage ratio covenants for September 30, 2001 and for all future periods covered by the loan agreement (through April 1, 2003).

The Company’s subsidiary, Primrose, has reclassified all of its term debt, $8,078,000 at September 30, 2001, to current debt because of present debt covenants which the Company believes Primrose will not be in compliance with at March 31, 2002.  However, the Company intends to refinance this debt prior to March 2002.

(13) New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001 for pre-July 1, 2001 goodwill and other intangibles.  (Acquisitions made after June 30, 2001 would be subject to the new rules immediately, but the Company has not had any to date.) Under the new rules, all goodwill and those intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives..

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002 and beginning immediately for any 2001 acquisitions occurring after June 30, 2001 (of which there have been none to date).  Beginning January 1, 2002, the Company will no longer amortize goodwill or any indefinite-lived intangible assets.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets.

(14) Directors

Change in Security Capital Board of Directors – On August 17, 2001, Craig R. Stapleton resigned from the Company’s Board of Directors to become United States Ambassador to the Czech Republic.  To fill the vacancy created by Mr. Stapleton’s departure, on September 7, 2001, the Board named John H. F. Haskell, Jr. to fill Mr. Stapleton’s unexpired term.  This term will run until the 2002 Annual Meeting of Stockholders.

(15) Subsequent Events

Security Capital Corporation employee stock options – Pursuant to the provisions of the 2000 Long-Term Incentive Plan, an exiting director chose to exercise 16,000 vested options to purchase the Company’s Class A common stock in October 2001.  This resulted in a net increase in Class A shares outstanding of 8,278.  These options would have otherwise expired 90 days after the August 17th termination of his directorship (November 15, 2001).  The remaining 8,000 options held by this former director were not vested and were cancelled on August 17, 2001 pursuant to the provisions of his stock option grant certificate as issued under the 2000 Long-Term Incentive Plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in this Report on Form 10-Q.  Additional information concerning factors that could cause results to differ materially from those forward-looking statements is contained under “Part II—Item 5. Other Information.”

Results of Operations

Security Capital reported net income of $3,806,000 and $3,993,000 for the three and nine month periods ended September 30, 2001, respectively. This compares to net income of $2,987,000 and $2,525,000 for the same periods of the prior year. The Company reported basic net earnings per common share of $0.58 for both the three and nine month periods ended September 30, 2001 as compared to basic net earnings per common share of $0.45 and $0.36 for the comparable periods of 2000.  The primary reason for the increase in net income and net earnings per common share was the inclusion in the 2001 results of the employer cost containment-related services segment, acquired in late December 2000.

The Company’s revenues increased by $15,003,000 or 74% and by $39,666,000 or 117% to $35,312,000 and $73,440,000 for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods of the prior year, primarily due to the acquisition of the employer cost containment-related services segment. Without taking into consideration the acquisition of this segment, revenues increased by $1,077,000 or 5% and by $65,000 or 0.2% to $21,386,000 and $33,839,000 for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods of the prior year.

The Company's seasonal products segment revenues increased by $994,000 or 5% to $19,549,000 for the three month period ended September 30, 2001 as compared to the same period of the prior year.  This increase stemmed from the timing of sales which came in later in the current year than they did in the previous year.

Conversely, the Company's seasonal products segment revenues decreased by $552,000 or 2% to $28,114,000 for the nine month period ended September 30, 2001 as compared to the same period of the prior year.  The decrease in this segment’s revenues on a year-to-date basis when compared to the same period of the prior year was due to the impact that the economic slowdown has had on the retail market.

The educational services segment revenues increased by $83,000 or 5% and by $617,000 or 12% to $1,837,000 and $5,725,000 for the three and nine month periods ended September 30, 2001, respectively, due to same school revenue increases coupled with the revenue contribution made by the 13 new schools opened since September 2000.  As an additional performance measure of the increasing success of the educational services segment's concept, the Company monitors the revenues generated by its franchisees. Total educational system revenue, or gross revenue of all educational-based child care center franchises, increased by $2,835,000 or 16% and by $9,539,000 or 18% to $20,675,000 and $62,611,000 for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods of the prior year.  These increases were generated as a result of a 16% increase in the number of educational-based childcare centers, which was 94 and 81 as of September 30, 2001 and 2000, respectively.

Selling, general and administrative expense increased by $9,927,000 or 233% and by $28,142,000 or 272% to $14,191,000 and $38,478,000 for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods of the prior year, primarily due to the acquisition of the employer cost containment-related services segment.  Without taking into consideration the acquisition of this segment, selling, general and administrative expense increased by $29,000 or 1% and by $296,000 or 3% for the three and nine month periods ended September 30, 2001, as compared to the same periods of the prior year.  The seasonal products segment’s selling, general and administrative expense decreased by $194,000 or 5% and by $263,000 or 3% for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods of the prior year, primarily attributable to lower commission expense associated with lower sales volumes.  On the other hand, the educational services segment’s selling, general and administrative expense increased by $202,000 or 39% and by $618,000 or 41% for the three and nine month periods ended September 30, 2001, respectively, as compared to the prior year, due to an increase in staff to accommodate this segment’s growth in the number of operating locations.

Amortization and depreciation expense increased by $879,000 or 146% and by $2,650,000 or 148% to $1,480,000 and $4,438,000 for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods of the prior year, primarily due to the amortization of goodwill associated with the acquisition of the employer cost containment-related services segment.  Without taking into consideration the acquisition of this segment, amortization and depreciation expense increased by $19,000 or 3% and by $88,000 or 5% for the three and nine month periods ended September 30, 2001, as compared to the same periods of the prior year, entirely due to the seasonal products segment’s amortization expense related to the goodwill it acquired at the end of 2000.  The educational services segment amortization and depreciation expense was basically unchanged from the comparable three and nine month periods of the prior year.  As discussed in Note 13 of the Notes to the Condensed Consolidated Financial Statements in this Report on Form 10-Q, the Financial Accounting Standards Board’s newly-issued SFAS No. 141 and SFAS No. 142 have had no impact on the 2001 amortization expense of the Company but will result in reduced amortization expense during 2002.

Interest expense increased by $626,000 or 66% and by $2,054,000 or 86% to $1,570,000 and $4,438,000 for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods of the prior year primarily due to the acquisition of the employer cost containment-related services segment.  Without taking into consideration the acquisition of this segment, interest expense decreased by $214,000 or 23% and by $280,000 or 12% for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods of the prior year, with the major factors being lower interest rates on all of the Company’s variable debt and reduced average debt levels in the educational services segment.

Income tax expense increased by $1,166,000 or 52% and by $2,121,000 or 112% to $3,410,000 and $4,014,000 for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods of the prior year due both to the beneficial pre-tax income effects of adding the employer cost containment-related services segment in December 2000 combined with the jump in the effective tax rate from 38% to 45% for the nine month periods ended September 30, 2000 and 2001, respectively.  This increase in the effective tax rate in 2001 reflects the Company’s amortization of goodwill acquired in the December 2000 acquisition, which is non-deductible for income tax purposes.

Seasonality

The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. In 1999 and 2000, the seasonal products segment received orders representing approximately 36% and 37% of its annual bookings during the first and second quarters, respectively.  Possible Dreams and Pumpkin ship products throughout the year, with approximately 56% of their combined shipments in the third quarter. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, the seasonal products segment has had greater working capital needs in its peak season and has experienced greater cash availability in its fourth calendar quarter. As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters. The Company expects this seasonal pattern to continue for the foreseeable future. The seasonal products segment has historically financed its operations through internally-generated cash flow and short term seasonal borrowings.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $5,379,000 from $5,777,000 at December 31, 2000 to $398,000 at September 30, 2001. This decrease was primarily attributable to seasonal increases of working capital.

The Company's consolidated working capital decreased by $2,702,000, from a deficit of $7,354,000 at December 31, 2000 to a deficit of $10,056,000 at September 30, 2001.  The most significant contributor to this decrease was the $5,371,000 reclassification to current debt as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Report on Form 10-Q.   This decrease was partially offset by an increase in accounts receivable and inventory levels and a decrease in the unearned revenue liability due to seasonal patterns within the Company’s businesses.

The Company maintains four revolving lines of credit, with a total of $13,027,000 outstanding and $11,673,000 available at September 30, 2001.  Borrowings under the revolving lines of credit may be limited to a borrowing base as defined in the notes to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and, with respect to Pumpkin, in Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Report on Form 10-Q.

Total term debt, exclusive of original issue discount but inclusive of capital lease obligations, increased by $1,207,000 from $43,334,000 at December 31, 2000 to $44,541,000 at September 30, 2001 due to the conversion of the revolver in the employer cost containment-related services segment (as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Report on Form 10-Q) and the new capital lease at Possible Dreams (as discussed in Note 11 of same) as offset by scheduled payments on all term debt. Term debt in the aggregate carried an approximate 8.97% weighted average borrowing rate at September 30, 2001 and an approximate 10.19% weighted average borrowing rate for the nine month period ended September 30, 2001.  Current maturities of term debt, exclusive of original issue discount but inclusive of current capital lease obligations, were $15,613,000 at September 30, 2001.

Term debt has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), leverage ratios, interest coverage ratios, fixed charge ratios and maximum lease expenses.

The Company’s subsidiary, Possible Dreams, entered into a capital lease for an information system to replace its current system during the first quarter of 2001.  The total net present value reflected in the September 30, 2001 balance sheet as both a fixed asset and a liability was $606,734.  The system is currently being installed, and it is anticipated that it will be fully operational by January 1, 2002 when the lease payments and depreciation of the fixed asset will begin.  The Company expects no additional major capital expenditures during the calendar year 2001.

As discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Report on Form 10-Q, Pumpkin refinanced its term and revolving debt during the second quarter thereby eliminating dilutive bank warrants and significantly lowering interest expense.

On April 1, 2001, the Company’s subsidiary, Health Power, acquired 100% of the common stock of Trigon Administrators, Inc., a TPA administrator in Virginia and Maryland.  The entire purchase price paid for the acquisition - $6,000,000 - was financed through Health Power’s revolving line of credit.  Subsequent adjustments to the purchase price reduced it to a $5,541,000. In conjunction with this purchase, Health Power’s loan agreement was amended during the first quarter of 2001, and Health Power converted the revolver balance to term during the third quarter of 2001, both of which are outlined in Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Report on Form 10-Q.

Excess of cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 20 to 25 years.  Management continues to believe that the amortization periods utilized are appropriate.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  Under the new rules, all goodwill and those intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Beginning January 1, 2002, the Company will no longer amortize goodwill or any indefinite-lived intangible assets.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets.

The Company's quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter or year. Such factors include, but are not limited to, those listed under Item 5. of Part II of this Report on Form 10-Q. The seasonal products segment businesses introduced a number of new products in its target markets in 2001 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that these businesses will be able to implement their plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. The Company believes that cash flows from operating activities and the successful introduction of its new products and continued growth of its franchises, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for at least the next 12 months, although there can be no assurance in this regard.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates.  The Company's notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a one percentage point change in interest rates would have increased or decreased interest expense by approximately $401,000 and $350,000 for the three and nine month periods ended September 30, 2001, respectively.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its 2001 Annual Meeting of Stockholders (the “Annual Meeting”) on July 19, 2001.

(b) The following directors were elected at the Annual Meeting: Brian D. Fitzgerald, A. George Gebauer, Samuel B. Fortenbaugh III, M. Paul Kelly and Craig R. Stapleton.  They were the only directors of the Company until September 7, 2001 as discussed in Item 5. of Part II of this Report on Form 10-Q.

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

Item 5.  Other Information

At the Annual Meeting of the Company’s Board of Directors held on July 19, 2001, the Board of Directors elected Brian D. Fitzgerald as Chairman of the Board, President and Chief Executive Officer, A. George Gebauer as Vice Chairman of the Board and Secretary and William R. Schlueter as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Company.

On August 17, 2001, Craig R. Stapleton resigned from the Company’s Board of Directors to become United States Ambassador to the Czech Republic.  To fill the vacancy created by Mr. Stapleton’s departure, on September 7, 2001, the Board named John H. F. Haskell, Jr. to fill Mr. Stapleton’s unexpired term.  This term will run until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified.

This filing contains "forward-looking" statements within the meaning of the "safe harbor" provision of the Private Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation insurance in Ohio and the other states in which our employer cost containment-related services segment operates, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, the availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the manufacturing facilities of the Company’s suppliers, interest rate and foreign exchange fluctuations, political stability in the Pacific Rim, and the Company’s ability to attract qualified franchisees.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:	None

(b)	Reports on Form 8-K:	None

SIGNATURES

                                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION

Date: November 14, 2001	By:	/s/	Brian D. Fitzgerald
Brian D. Fitzgerald President and Chief Executive Officer

Date: November 14, 2001	By:	/s/	William R. Schlueter
William R. Schlueter Chief Financial Officer (Principal Financial and Accounting Officer)