Form 10-K
period 2001-12-31
SECURITY CAPITAL CORP/DE/
filed 2002-04-10
CIK 314340

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 1-7921

SECURITY CAPITAL CORPORATION
(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	13-3003070 (I.R.S. Employer Identification No.)

Three Pickwick Plaza, Suite 310
Greenwich, Connecticut 06830
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (203) 625-0770

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 20, 2002, 6,450,587 shares of the Registrant's voting stock were outstanding, of which 5,269,004 shares were held by affiliates of the Registrant. The aggregate market value of the remaining 1,181,583 shares of voting stock held by non-affiliates (based upon the closing price of the Registrant's Class A Common Stock on March 20, 2002 of $9.80) was approximately $11,579,513.

        Portions of Security Capital Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission before April 30, 2002 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

General

        Security Capital Corporation ("Security Capital" or "SCC" or the "Company") operates four subsidiaries in three distinct business segments. Each subsidiary has a high degree of operating autonomy, with its own chief executive officer and management. Management of each company has equity interests and other incentives based primarily on the performance of its own subsidiary. The parent company management of Security Capital is primarily focused on strategic, financial and other senior level managerial issues, as well as potential new related or other acquisitions.

        As a result of the December 2000 acquisition through a 100%-owned subsidiary, WC Holdings, Inc., SCC has an 80% equity interest in Health Power, Inc. ("Health Power"). Security Capital owns, through its 98%-owned subsidiary, Primrose Holdings, Inc., 100% of the outstanding shares of common stock of Primrose School Franchising Company and one related service company (together referred to as "Primrose"). Through its 80%-owned subsidiary, Pumpkin Masters Holdings, Inc., SCC owns 100% of the outstanding shares of Pumpkin, Ltd. (together referred to as "Pumpkin"). Security Capital owns, through its 100%-owned subsidiary, P.D. Holdings, Inc., 100% of the outstanding shares of Possible Dreams, Ltd. (together referred to as "Possible Dreams").

        The three business segments of SCC are employer cost containment-related services, educational services, and seasonal products. The employer cost containment-related services segment consists of Health Power which provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care, workers' compensation insurance and the direct and indirect costs associated therewith. The educational segment consists of Primrose which is engaged in the franchising of educational child care centers, with related activities in operations advisory, real estate and site selection services. Primrose also operates one educational child care center. The Primrose activities are national with the exception of the Northeast. The seasonal products segment consists of Pumpkin and Possible Dreams. Pumpkin is engaged primarily in the business of designing, out-sourcing and distributing pumpkin carving kits and related Halloween accessories. Possible Dreams operates as a designer, importer, and distributor of collectible and fine quality figurines and, to a lesser extent, other specialty giftware.

Health Power (Employer Cost Containment-Related Services Segment)

Background

        On December 21, 2000, the Company, through its subsidiary, WC Holdings, Inc. acquired Health Power, Inc., a Delaware corporation. The total consideration paid for 100% of Health Power common stock was $37,446,000. In addition, on April 1, 2001, the Company, through Health Power's subsidiary CompManagement, Inc., ("CompManagement"), acquired 100% of the outstanding stock of Trigon Administrators, Inc., a third party administrator in Virginia, Maryland and North Carolina. After contractual adjustments, the total consideration paid was $5,495,000.

Overview

        Health Power, Inc. operates through its wholly-owned subsidiary, CompManagement, Inc. CompManagement provides various services to corporations and their employees primarily relating to workplace health and safety, occupational medical care, workers' compensation and employee benefits. These services are targeted at improving the health and safety of workplaces and employees, as well as reducing and managing employer long-term costs of workplace health and safety.

        CompManagement provides its services to an estimated 60,000 businesses and had 626 employees as of December 31, 2001. Approximately 85% of the businesses are located in Ohio, which makes CompManagement a leader in providing such services in Ohio. In recent years, CompManagement has expanded its operations to Indiana, Kentucky, Pennsylvania, West Virginia and Washington. In April 2001, CompManagement acquired the workers' compensation business of Trigon Healthcare, Inc. This allowed CompManagement to further expand into Maryland, North Carolina and Virginia.

        CompManagement provides services reducing or containing employers' lost time and other workers' compensation costs and managing workers' compensation claims. These include consulting, training and education services to improve workplace health and safety. CompManagement also provides medical and administrative services related to workers' compensation claims.

CompManagement Services

        CompManagement offers services in two general categories: (1) non-medical services related to workers' and unemployment compensation claims and (2) medical management of workers' compensation claims, or "MCO" services.

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

        CompManagement currently provides its TPA services to approximately 16,000 employers located throughout Ohio, Maryland, North Carolina, Washington and West Virginia. Ohio employers have entered into contracts with CompManagement because of their participation in group rating plans sponsored by trade associations of which such employers are members.

MCO Services

        CompManagement provides medical management services for workers' compensation claims, primarily to Ohio employers, as well as to a smaller number of employers located in Kentucky, Maryland, Virginia, North Carolina and Indiana. CompManagement owns and operates two state-wide certified MCOs under Ohio's Health Partnership Program. CompManagement currently serves approximately 51,000 employers located throughout Ohio. As a state-wide certified MCO, CompManagement provides medical management services for workers' compensation cases resulting from injuries suffered by employees arising out of the course and scope of their employment, as required by law. Because all workers' compensation claim liability is paid by the OBWC, CompManagement does not assume any risk for the payment of medical or disability benefits to employees with respect to their claims.

        MCO services provided by CompManagement are offered pursuant to a contract with the OBWC. Under this contract, CompManagement is responsible for providing, among other things, a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer and employee relations and education programs; and health care fraud detection and reporting programs.

        Under its OBWC contract, CompManagement receives an administrative fee equal to 4% of the annual workers' compensation premiums for employers assigned to its MCO. The administrative fee is paid monthly and is subject to setoffs if CompManagement does not meet certain criteria with respect to first report of injuries, bill submissions, or data accuracy, or if CompManagement makes a misfiling of death claims. CompManagement is also eligible to earn an additional quarterly incentive fee of up to 3% of the annual workers' compensation premiums for employers assigned to its MCO based upon its attainment of certain return-to-work measurements established in the contract.

        CompManagement has a state-wide health care provider network in Ohio, Kentucky, Indiana, Maryland, North Carolina and Virginia consisting of approximately 18,000 physicians, hospitals and ancillary providers. These networks include certain occupational health-based physician groups, which serve as its "anchor medical groups." The provider panel is credentialed using a multi-faceted peer review committee. CompManagement has a provider services department, which recruits new providers for its network and offers educational materials and training seminars.

Customers and Marketing

        CompManagement markets its TPA and MCO services jointly through both its own sales force of 24 persons who directly contact prospective and existing employer groups and its relationships with over 500 independent insurance agencies and brokers. CompManagement maintains service centers in Akron, Cincinnati, Cleveland and Toledo, Ohio, Seattle, Washington, Charleston, West Virginia, Lexington, Kentucky, Richmond and Fairfax, Virginia and Columbia, Maryland in addition to its Dublin, Ohio executive offices.

Competition

        The workers' compensation cost containment and medical management industry is fragmented and competitive. The market share in this industry is concentrated among a few companies, including CompManagement. The primary competitors of CompManagement are several TPAs and/or MCOs which offer one or more services similar to those offered by CompManagement and numerous independent companies, typically operating on a regional basis. Some of CompManagement's competitors are significantly larger and have greater financial and marketing resources than CompManagement. The principal competitive factors are the range of services offered and responsiveness to customer needs.

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

        CompManagement's MCOs are certified and regulated by the OBWC under Ohio's Health Partnership Program. Its MCOs are not, however, subject to Ohio's laws governing health insuring corporations, since its MCOs are not responsible for payment of health care claims or benefits, nor are they otherwise responsible for risk-bearing activities commonly associated with organizations licensed under Ohio's insurance laws.

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

Employees

        As of December 31, 2001, CompManagement had approximately 627 employees, of which 321 were employed in connection with its TPA operations and 306 were employed in connection with its MCO operations. CompManagement's employees are not represented by a union, and CompManagement considers its relationships with its employees to be good.

Primrose (Educational Services Segment)

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

        As of December 31, 2001, Primrose consisted of 95 franchised locations in the southern, central and western United States and one company-owned facility located in Marietta, Georgia. Additionally, as of that date, Primrose had awarded 35 franchises units that were in various stages of development and construction.

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

        Primrose provides a proven early childhood curriculum and programming to its franchisees. These include detailed monthly educational lesson plans, management guidelines and other collateral materials. Primrose integrates nationally recognized packaged curriculums with its own copyrighted Balanced Learningsm programs.

        Primrose provides its franchisees with detailed manuals that cover all aspects of operating a Primrose School. The Primrose Schools curriculum and operating systems have been approved for national accreditation by the Commission on International and Trans-Regional Accreditation, the Southern Associations of Schools and Colleges and the North Central Association. Primrose has an Advisory Board made up of credentialed specialists in early childhood education.

Operational and Business Services

        Primrose provides new franchisees with pre-opening training at corporate headquarters and existing franchised schools. Primrose has an ongoing operations support infrastructure that includes comprehensive business, operational and marketing plans for franchisees. Operations support directors provide consulting services and visit schools on a continual basis to ensure that Primrose's quality standards are maintained.

        A complete internal and external equipment package is provided by Primrose for franchisees' use in their schools. This package includes furniture, educational programs and materials, playground equipment, school supplies and custom child care management software.

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

Sources of Revenues

        Primrose derives revenue from royalty income, franchise fees, real estate services and development fees. Its owned and operated center, Primrose Country Day School, derives its revenue from the collection of educational child care fees.

Trademarks and Other Proprietary Rights

        Primrose maintains trademarks and copyrights to its programs, characters, logos and building plans. Additionally, Primrose strives to protect itself, franchisees, parents and children through a strong, comprehensive franchise agreement that explicitly spells out the responsibilities of both Primrose and the franchisee. This agreement gives Primrose the ability to enforce its standards, helping to ensure system-wide quality and consistency.

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

Government Regulation

        Primrose is subject to various federal, state and local laws affecting Primrose as well as a variety of regulatory provisions relating to zoning of school sites, sanitation, curriculum, health and safety. As a franchisor, Primrose is subject to state and federal laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises. In certain cases, they also apply substantive standards to the relationship between franchisor and franchisee, including primarily defaults, termination, non-renewal of franchises and the potential impact of new Primrose schools on enrollment levels at existing Primrose sites.

Employees

        Primrose had 55 employees at December 31, 2001, including 24 at Primrose Country Day School. Primrose's employees include 44 full-time and 11 part-time employees. None of the employees of Primrose are represented by a labor union, and Primrose considers its relationships with its employees to be good.

        Various federal and state labor laws govern Primrose's relationships with its employees. These include such matters as minimum wage requirements, overtime and other working conditions. Environmental requirements have not had a material effect on the operations of Primrose's company-operated school or the schools of Primrose's franchisees. Significant additional government-imposed increases in paid leaves of absence or mandated health benefits could, however, be detrimental to the economic viability of franchisee-operated and company-operated Primrose Schools.

Pumpkin (Portion of Seasonal Products Segment)

Background

        On June 27, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Pumpkin Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation established in 1986 and engaged in the design, manufacture and distribution of pumpkin carving kits (comprised primarily of tools and patterns) and related accessories. The consideration paid in connection with the acquisition was approximately $7,700,000.

Overview

        Pumpkin is a leading designer, manufacturer and distributor of specialty products and related accessories targeted primarily at the Halloween and, to a lesser degree, Easter seasonal markets. Pumpkin outsources all of its manufacturing, assembling and packaging activities. Pumpkin distributes its products primarily throughout the United States but also in Canada, Mexico, and Europe to over 7,000 retail locations, including mass merchandiser, craft, grocery, hardware, garden and drug stores, and through mail order catalogues. Its business is highly seasonal in nature with approximately 80% of its annual shipments occurring in the third quarter.

Products

        Pumpkin designs, markets and distributes specialty products for Halloween and Easter. Pumpkin's core product is a patented pumpkin carving kit. The Pumpkin Masters product line includes a variety of pumpkin carving kits containing different combinations of tools, saws and patterns for different ages and skill levels. The tools include patented saws and a patented Scraper Scoop for cleaning out the inside of a pumpkin. In addition, Pumpkin also currently sells and distributes a full line of Halloween products, including carving and decorating (both adults and kids), trick-or-treat, home décor, and accessory items. For the Easter market, Pumpkin recently introduced its Exceptional Easter™ decorating kits beginning with Easter 2001.

        For Halloween 2002, the pumpkin carving kit consists of two slender carving saws, a poker, a drill and ready-to-use patterns and instructions. Patterns are transferred onto pumpkins by poking along the design lines with the poker. Carving is as simple as sawing from dot-to-dot. Pumpkin has patents for the entire kit, as well as the additional tools that are sold separately. Pumpkin also offers a similar carving kit designed specifically for younger children. The patterns are protected by copyright or are used under license.

Design

        Creative design and product innovation are critical to the long-term success of Pumpkin. Pumpkin maintains a creative team of four people who are responsible for developing new products and designing patterns for each Halloween season.

Distribution and Suppliers

        Pumpkin has a retail customer base of over 1,500 retailers and mail order houses. Its products are sold in the United States, Canada, Mexico and Europe through its own personnel and a network of independent manufacturers' representatives and distributors. Retail outlets include mass-market, supermarket, drug and variety, hobby and craft, party and home improvement chain customers.

        Pumpkin also sells directly to smaller accounts through direct mail catalogs. Distributors are sold both directly and through the independent manufacturers' representatives. Pumpkin has appointed exclusive distributor representatives in Canada and Europe.

        All of Pumpkin's manufacturing and shipping activities are conducted by third party vendors. Since 1988, Pumpkin has used the same core group of domestic vendors to provide substantially all of its materials and to assemble, warehouse and ship its products. Pumpkin uses vendors that are experienced in their respective fields and that manufacture each product to Pumpkin's specifications. Pumpkin has identified back-up and secondary sources for all major materials and services; however, the sudden loss or interruption of supply or service from one of the major vendors could have an adverse effect on Pumpkin's results of operations and financial condition. Pumpkin currently splits some of its production between primary and back-up vendors. In addition, Pumpkin manufactures approximately 20 percent of its product in China. Pumpkin's import operations may be adversely affected by, among other things, political instability resulting in the disruption of trade from exporting countries, regulatory changes, increases in transportation costs or delay, any significant fluctuation in the value of the United States dollar against foreign currencies and restrictions on the transfer of funds.

        Based upon specific customer forecasted demand, Pumpkin begins manufacturing operations in January for the following Halloween season. The investment in inventory buildup is considerable, requiring Pumpkin to forecast customer demand accurately. To date, Pumpkin has been successful in forecasting demand with few write-downs of excess inventory or write-offs of obsolete inventory.

Patents and Other Proprietary Rights

        Pumpkin owns over a dozen registered U.S. patents. The patents will expire at various times between 2006 and 2018. It also owns numerous registered trademarks and copyrights.

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

        Pumpkin has several competitors in the pumpkin carving product market. The principal elements defining competitiveness are product design, patents, brand-identity and distribution. Although Pumpkin believes that it competes favorably with respect to these factors, some of Pumpkin's competitors are larger than Pumpkin and have greater financial resources, with a wider range of non-Halloween products and broader distribution channels.

Employees

        Pumpkin employed 26 people as of December 31, 2001, 21 of whom were salaried employees and five of whom were hourly employees. None of its employees is represented by a labor union, and Pumpkin considers its relationship with its employees to be good.

Possible Dreams (Portion of Seasonal Products Segment)

Background

        On May 17, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Possible Dreams, Ltd., a Massachusetts corporation established in 1988 and engaged primarily in the design, importation and distribution of fine quality collectible and other specialty giftware. The consideration paid in connection with the acquisition was approximately $16,860,000.

Overview

        Possible Dreams is a leading designer, importer and distributor of fine quality collectibles and other specialty giftware. Possible Dreams is especially known for its handcrafted collectible Clothtique branded product line. Possible Dreams' products include the Clothtique Santa Collection, Clothtique Couture, The Clothtique Fine Arts Collection, Clothtique Champions and Clothtique Snowmen, as well as a variety of Angels and ornaments. Other branded lines include Flights of Fancy, Spring Surprises, Celtic Collection and Cagey Critters. Possible Dreams distributes its products throughout the United

States to approximately 15,000 independent gift retailers, as well as to department stores, mail order houses and card and gift chains.

Products

        Possible Dreams designs, imports and distributes more than 3,000 products. Possible Dreams' leading product line is Clothtique, figurines crafted with a blend of stiffened cloth, ceramic and resin. The Clothtique process was first used by Possible Dreams for a series of angels and Santas. Clothtique is now marketed in a variety of holiday and year-round collections. The Clothtique process has the ability to mimic the look and feel of real wardrobes.

        One of Possible Dreams' earliest Clothtique collections is the Santa Claus Collection. This line is known for presenting a traditional Santa character yet contemporizing its appeal through style and theme. Many are now retired and have become more valuable as product availability decreases. Since the inception of the program, hundreds of original figurines, including over 350 Santas, have been created through the design talents of many artisans.

        There are new introductions each year to the Clothtique and other product lines of Possible Dreams. One area with many new introductions is Flights of Fancy, an engineered line of mobiles, which was first introduced in 1997. This collection of whimsical mobiles powered by battery-operated motors has increased in sales and customer recognition each year. In addition, Possible Dreams designs lines of seasonal and non-occasion figurines, musical water domes, stocking holders, ornaments and decorative accessories.

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

        Possible Dreams further enhances collectibility and improves sales through its Collector club. Collector clubs are used by a number of branded giftware companies to stimulate interest in particular product lines, strengthen retail relationships and provide helpful consumer preference data. The success of Possible Dreams' Santa line led to the establishment in 1992 of the Santa Claus Network, a Clothtique Santa Collectors Club. This Club has approximately 15,000 members, each paying an annual membership fee and receiving quarterly newsletters.

Design and Production

        Possible Dreams' creative team consists of an in-house group and outside artists. The team regularly attends trade shows and seminars, and travels extensively throughout the world for ideas. All catalog design and preparation, excluding some photographing and printing, are done in-house. A major theme of Possible Dreams' trade marketing features Possible Dreams as the giftware industry's creative leader.

        The design and manufacture of Possible Dreams' many product lines is a complex process. Once a product is conceived, it can take up to a year before it is introduced into the market. First, detailed and scaled drawings are made for each piece. A prototype is then produced and reviewed by creative directors and management. Samples of the various designs are then made by the manufacturer for review by Possible Dreams and, often, prospective buyers. Typically, only about 60% of new designs created each year will be produced.

        Possible Dreams endeavors to use first-rate craftsmanship at affordable prices. This strategy limits the possible sources of manufacturers and, accordingly, helps to achieve more controlled growth of product lines. Possible Dreams has long-standing relationships with overseas manufacturers.

Distribution and Suppliers

        As noted above, Possible Dreams has a retail customer base of approximately 15,000 independent gift shops, department stores and mail order houses. Its products are primarily sold by 14 sales groups with over 150 sales representatives operating out of 18 showrooms nationwide located in each of the major giftware markets in the United States. Possible Dreams opened its own showrooms in New York City in February 1998 and in Atlanta in January 2000.

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

        Possible Dreams utilizes computer systems an purchased and internally-developed software to help maintain efficient order processing from the time a product enters its system through shipping and ultimate payment collection from its customers. Software for the processing, shipping and tracking of orders from its warehouse plays a significant role in allowing Possible Dreams to maintain customer satisfaction.

Trademarks and Other Proprietary Rights

        Possible Dreams owns several federal trademark registrations and copyrights. In addition, Possible Dreams from time to time registers certain of its trademarks in foreign countries. Possible Dreams regularly files extensions and renews all registrations for the goods and services covered by such registrations and trademarks that are scheduled to expire and are still in use.

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

Imports; Major Suppliers; Regulation

        Possible Dreams does not own or operate any manufacturing facilities and, like most of its competitors, imports most of its products as finished goods from the Pacific Rim, primarily mainland China and, to a lesser extent, Taiwan, the Philippines and India. Possible Dreams' ability to import products and thereby satisfy customer orders is affected by the availability of, and demand for, quality production capacity abroad. Possible Dreams competes with other importers of specialty giftware products for a limited number of foreign manufacturing sources that can produce detailed, high quality products at affordable prices. Possible Dreams purchased approximately 82% and 76% of its supplies from two companies during 2001 and 2000, respectively. The loss of either supplier could have an adverse effect on Possible Dreams' results of operations and its financial condition. In addition, Possible Dreams' import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, regulatory changes, increases in transportation costs or delays, any significant fluctuation in the value of the United States dollar against foreign currencies and restrictions on the transfer of funds.

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

Employees

        Possible Dreams employed 76 people as of December 31, 2001, 14 of whom were salaried employees, with the remainder being hourly employees. None of the employees is represented by a labor union, and Possible Dreams considers its relationship with its employees to be good.

ITEM 2. PROPERTIES.

        CompManagement leases a 70,000 square foot office building in Dublin, Ohio, which is used as its principal office facilities. The lease for the building is for a term of 15 years, which began in 1997, provides for annual rent payments, and requires CompManagement to pay all operating expenses for the building. The lease also provides for, among other things, three renewal options of five years each, an option to purchase the building, and a right of first offer with respect to the sale of such building. The lease restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements. CompManagement also leases office space in Akron, Cincinnati, Cleveland, and Toledo, Ohio; Seattle, Washington; Charleston, West Virginia; Lexington, Kentucky; Richmond and Fairfax, Virginia; and Columbia, Maryland. These spaces are used as regional offices and service centers for its operations.

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

        Pumpkin leases 10,671 square feet of office space in Denver, Colorado for its sales and administrative operations.

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

ITEM 3. LEGAL PROCEEDINGS

        The Company is party to several legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses to these actions, such that the resolution of such matters will not have a material effect on the financial position or future operating results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Class A Common Stock of Security Capital is traded on the American Stock Exchange (the "AMEX") under the symbol SCC. The following table states the high and low sales prices for the Class A Common Stock on the AMEX for the quarterly periods indicated:

2001 PRICE RANGE			2000 PRICE RANGE
QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First—ended March 31	$9.30	$7.375	First—ended March 31	$6.375	$5.625
Second—ended June 30	$10.75	$9.30	Second—ended June 30	$6.25	$5.50
Third—ended September 30	$12.99	$10.65	Third—ended September 30	$6.625	$5.50
Fourth—ended December 31	$11.38	$9.90	Fourth—ended December 31	$8.00	$6.50

        As of March 20, 2002, there were approximately 1,057 stockholders of record of the Class A Common Stock and 6,450,587 shares outstanding, and 17 stockholders of record of the Common Stock and 380 shares outstanding. On such date, the closing price of the Class A Common Stock on the AMEX was $9.80.

        The Company has not paid any dividends to common stockholders for several years and does not intend to pay any dividends in the foreseeable future. The Company has entered into various financing arrangements at the subsidiary level that may limit the ability to pay dividends to the parent company, thus limiting the parent company's ability to pay dividends to its shareholders.

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

	FOR THE YEARS ENDED DECEMBER 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Net revenues	$93,186	$41,904	$37,345	$30,018	$25,723

Income from continuing operations	2,835	1,425	1,935	2,149	2,145
Income from discontinued operations	—	—	—	—	66
Gain on disposal of discontinued operations	—	—	—	—	1,149

Net income	2,835	1,425	1,935	2,149	3,360
Less preferred stock accretion	(352)	(309)	(206)	—	—
Less preferred stock dividends	—	—	—	—	(450)

Net income available to common stockholders	$2,483	$1,116	$1,729	$2,149	$2,910

Basic and diluted earnings per common share:
Income from continuing operations	$0.39	$0.17	$0.28	$0.41	$0.39
Income from discontinued operations	—	—	—	—	0.01
Gain on disposal of discontinued operations	—	—	—	—	0.26

Basic earnings per common share	$0.39	$0.17	$0.28	$0.41	$0.66

Diluted earnings per common share	$0.35	$0.17	$0.28	$0.41	$0.66

Dividends per share of common stock	—	—	—	—	—

Total assets	$107,285	$100,557	$55,320	$33,638	$32,550
Long-term obligations	36,760	38,890	19,870	11,266	12,383
Redeemable preferred stock	2,867	2,515	2,206	—	—
Total stockholders' equity	$27,285	$24,789	$23,672	$16,943	$14,794

Discontinued Operations

        On July 17, 1997, the Company sold, effective June 30, 1997, its beneficial interest in Foster Insurance Service, Inc. a Texas corporation, to Bowen, Miclette, Descant and Britt for consideration of $1,526,000 and recognized a gain of approximately $1,149,000 (net of tax). In an unrelated transaction, the Company in December 1997 sold Foster Insurance Managers, Inc. for $265,000 in cash to Tri-Star Insurance Services, Ltd., a Kentucky corporation. The Company recognized no gain as part of this transaction. The Company no longer has any interest in the insurance brokerage business as a result of these two transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing in Item 8 "Financial Statements and Supplementary Data" in this Report on Form 10-K.

Critical Accounting Policies

        There are certain accounting policies that the Company believes are critical to its business and the understanding of its financial statements. These policies are discussed below. In addition, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company's accounting policies are disclosed in the Notes to Financial Statements in this Annual Report on Form 10K. The more critical of these policies include revenue recognition, business combinations and use of management estimates.

Revenue Recognition

        Generally, all revenues are recognized when the activities prerequisite to obtaining the benefits have been completed and the amounts are realized or realizable.

        Seasonal product sales are recognized in the period the merchandise is sold, which occurs when the merchandise is shipped.

        The educational services segment recognizes royalties based on the monthly revenues of the franchisees. Franchise fees are collected at various intervals prior to the opening of a school and are deferred until the franchised school has commenced operations. Real estate service fees are recognized as earned. Assignment fees relate to revenue earned for site identification and preparation for the construction of the building, including zoning permits. Assignment fees are recognized upon the closing of the purchase of the property. School tuition revenue is recognized as earned over the school year. All fees received in advance of time of recognition are recorded as unearned revenue.

        Employer cost containment-related service contract revenues are derived from claims management, administrative, consulting services and managed care administration services that are recorded as earned based on the requirements and duration of the related contracts. Revenues from the managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the Ohio Bureau of Workers' Compensation. In addition, contract revenues are recorded for certain incentive awards when the claims are processed to which the incentive is related, and a bonus award is recorded in the year earned. Revenues on certain contracts have been deferred and are recognized in income on a pro rata basis over the related contract periods, which typically range between 3 and 12 months. Commission expense associated with these contracts is also deferred and recognized as an expense on a pro rata basis over the related contract periods. For services related to group rating contracts, fees are paid to the group's sponsor and netted against contract revenues. Contract revenues received in advance are recorded as deferred revenues.

Business Combinations

        Acquisitions are accounted for under the "purchase method" requiring the Company to record acquired tangible and intangible assets and assumed liabilities at fair value. The valuation of acquired assets and the resulting goodwill required certain estimates and assumptions that affect amounts reported in the Company's financial statements. Amounts recorded for tangible and intangible assets affect future results of operations through depreciation and amortization expense. In addition, all acquired assets, including goodwill, are subject to tests for impairment. Starting January 1, 2002, the Company, under SFAS No. 142 "Goodwill and Other Intangible Assets", must test goodwill for impairment at least annually, or more frequently if indications of possible impairment exist, by comparing the net assets of each "reporting unit" (an organizational grouping) with the current fair value of the reporting unit. If the current fair value of the reporting unit is less than its carrying amount, then a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit, including an amount for any "implied" goodwill. If implied goodwill exceeds the net carrying amount of goodwill, no impairment loss is recorded. Otherwise, an impairment loss is recognized for the difference.

Use of Management Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

        Significant estimates included within the financial statements include sales return and discount reserves, allowance for doubtful accounts, inventory obsolescence reserves, the fair value of carryforward tax benefits, and the fair value and economic lives of intangible assets.

Results of Operations—2001 Compared to 2000

        Security Capital reported net income of $2,835,000 for the year ended December 31, 2001. This compares to net income of $1,425,000 for the year ended December 31, 2000. The Company reported basic net income per common share of $0.39 for the year ended December 31, 2001, as compared to basic net income per common share of $0.17 for the year ended December 31, 2000. This increase was primarily attributable to the inclusion in the 2001 results of the employer cost containment-related segment, acquired in late December 2000, coupled with the beneficial effects of lower interest rates on the Company's variable rate debt in 2001 and reduced debt levels in 2001 as compared with December 31, 2000 as partially offset by lower sales volumes at the seasonal products segment during 2001.

        Revenues increased by $51,282,000 or 122% to $93,186,000 for the year ended December 31, 2001. The Company's employer cost containment-related services segment revenues increased by $52,333,000 or 4,023% to $53,634,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000, due to the inclusion of a full year of results for this segment which was acquired on December 21, 2000 and therefore only reflected ten days of activity for the year ended December 31, 2000. The Company's seasonal products segment revenues decreased by $1,859,000 or 6% to $31,900,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000, due to impact that the economic slowdown has had on the retail market. Educational segment revenues increased by $808,000 or 12% to $7,652,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000, due to same school revenue increases and the revenue contribution made by the 14 new schools opened during 2001. As an additional performance measure of the increasing success of the educational services segment's concept, the Company monitors the revenues generated by its franchisees. Total education system revenue, or gross revenue of all educational-based child care center franchises, increased by $13,076,000 or 18% to $85,318,000, for the year ended December 31, 2001, as compared to the same period of the prior year. This increase was generated as a result of a 17% increase in the number of educational-based child care centers, which numbered 96 and 82 as of December 31, 2001 and 2000, respectively.

        Selling, general and administrative expense increased by $37,412,000 or 246% to $52,642,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily due to the acquisition of the employer cost containment-related services segment. Without taking into consideration the acquisition of this segment, selling, general and administrative expense increased by $52,000 or less than 1% for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The seasonal products segment's selling, general and administrative expense decreased by $702,000 or 6% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily attributable to lower commission expense associated with lower sales volumes. On the other hand, the educational services segment's selling, general and administrative expense increased by $744,000 or 32% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, due to an increase in staff to accommodate this segment's growth in the number of operating locations.

        Amortization and depreciation expense increased by $3,630,000 or 149% to $6,066,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily due to the amortization of goodwill associated with the acquisition of the employer cost containment-related services segment. Without taking into consideration the acquisition of this segment, amortization and depreciation expense increased by $135,000 or 6% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, entirely due to the seasonal products segment's amortization expense related to goodwill recorded in connection with the payment of an earnout obligation related to Pumpkin Masters. The educational services segment amortization and depreciation expense was basically unchanged from the prior year. As discussed in Note 2 of the Notes to Consolidated Financial Statements in this Report on Form 10-K, the Financial Accounting Standards Board's newly-issued SFAS No. 141 and SFAS No. 142 have had no impact on the 2001 amortization expense of the Company but will result in reduced amortization expense of $3,200,000 for 2002.

        Interest expense increased by $2,384,000 or 69% to $5,826,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily due to the acquisition of the employer cost containment-related services segment. Without taking into consideration the acquisition of this segment, interest expense decreased by $651,000 or 19% for the year ended December 31, 2001 as compared to the year ended December 31, 2000 with the major factors being lower interest rates on all of the Company's variable rate debt and reduced average debt levels.

        Income tax expense increased by $1,960,000 or 172% to $3,100,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000, due to the pre-tax income effects of adding the employer cost containment-related services segment in December 2000, and an increase in the effective tax rate from 41% to 47% for the years ended December 31, 2000 and 2001, respectively. This increase in the effective tax rate in 2001 reflects the Company's amortization of goodwill acquired in the December 2000 acquisition, most of which is non-deductible for income tax purposes. After the implementation of FAS 142 the Company estimates its effective tax rate will decrease by 15% to 32% for 2002.

Results of Operations—2000 Compared to 1999

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

        Revenues increased by $4,559,000 or 12% to $41,904,000 for the year ended December 31, 2000. The Company's seasonal products segment revenues increased by $642,000 or 2% to $33,759,000, due to increased demand for its products during the third and fourth quarters of 2000, which are that segment's traditionally strongest quarters. Educational segment revenues increased by $2,616,000 or 62% to $6,844,000, for the year ended December 31, 2000, due to both the demand for its services and its inclusion for the full year of 2000 compared to nine months for 1999 due to its April 1999 acquisition. As a measure of the increasing success of the educational segment's concept, the Company monitors the revenues generated by its franchisees. Total education system revenue, or gross revenue of all educational-based child care center franchises increased $13,741,000 or 23% to $72,242,000, for the year ended December 31, 2000, as compared to the same period of the prior year. Total royalty revenue of the educational segment earned from system revenues increased $962,000 or 23%, for the year ended December 31, 2000, as compared to the same period of the prior year. These increases were generated from a 12% increase in the number of educational-based child care centers, which numbered 82 and 73 as of December 31, 2000 and 1999, respectively. Additionally, as of December 31, 2000, this segment had awarded 42 franchise agreements in various stages of development and construction with associated unearned revenue of $2,319,000 recorded on the Company's balance sheet as of December 31, 2000. In December 2000, the Company acquired Health Power, a provider of cost containment-related services, and now has three segments. This new segment accounted for $1,301,000 of the increase in revenues.

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

        Amortization and depreciation increased by $550,000 for the year ended December 31, 2000. Without taking into consideration the Health Power acquisition, amortization and depreciation increased by $446,000 for the year ended December 31, 2000, as compared to the year ended December 31, 1999. The educational segment's amortization and depreciation expense increased by $410,000, which was primarily attributable to its inclusion for the full year of 2000 compared to nine months for 1999 due to its April 1999 acquisition. The remainder of the increase, $36,000, was attributable to the seasonal products segment.

        Interest expense increased by $320,000 for the year ended December 31, 2000. Without taking into consideration the Health Power acquisition, interest expense increased by $223,000 for the year ended December 31, 2000, as compared to the year ended December 31, 1999. The seasonal products segment's expense decreased by $165,000 due to reduced average debt levels. The educational segment's interest expense increased by $401,000, which was primarily attributable to its inclusion for the full year of 2000 compared to nine months for 1999 due to its April 1999 acquisition.

        The Company's income tax expense increased by $1,908,000, primarily as a result of the 1999 period reflecting a $1,347,000, benefit from the utilization of net operating losses compared to $204,000 in 2000.

Seasonality

        The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. In 2001 and 2000, the seasonal products segment received orders representing approximately 41% and 35% of its annual bookings during the first and second quarters, respectively. Possible Dreams and Pumpkin ship products throughout the year, with approximately 61% of their combined shipments in the third quarter. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, the seasonal products segment has had greater working capital needs in its peak season and has experienced greater cash availability in its fourth calendar quarter. As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters. The Company expects this seasonal pattern to continue for the foreseeable future. The seasonal products segment has historically financed its operations through internally-generated cash flow and short term seasonal borrowings.

Liquidity and Capital Resources

        Cash and cash equivalents increased by $5,785,000 from $5,777,000 at December 31, 2000 to $11,562,000 at December 31, 2001. This increase was primarily attributable to cash flow generated from the employer cost containment-related segment and timing differences in the paydown of working capital revolving credit lines in the seasonal products segment.

        The Company's consolidated working capital increased by $788,000 from a deficit of $7,354,000 at December 31, 2000 to a deficit of $6,566,000 at December 31, 2001. The Company typically has a deficit working capital due to the receipt of prepaid fees at both its cost containment-related services and educational segments. This increase was attributable to an increase in accounts receivable in the employer cost containment-related services and seasonal products segments coupled with the increase in cash levels as discussed above.

        The Company maintains four revolving lines of credit, with a total of $6,600,000 outstanding and $6,495,000 additional availability (net of borrowing base restrictions) at December 31, 2001. Borrowings under the revolving lines of credit may be limited to a borrowing base which could restrict availability.

        Total term debt, exclusive of original issue discount but inclusive of capital lease obligations, was $44,239,000 at December 31, 2001. The Company added $7,847,000 in term debt for: an additional $5,347,000 of new term debt in conjunction with its Trigon acquisition; a warrant repurchase for Pumpkin; and a new information system for Possible Dreams. The Company made payments on its term debt and capital lease obligations of $9,458,000 during the year ended December 31, 2001, decreasing its balance to $44,239,000 at December 31, 2001. Term debt in the aggregate carried an approximate 8.38% weighted average interest rate at December 31, 2001 and an approximate 9.77% weighted average interest rate for the year ended December 31, 2001. Current maturities of term debt, exclusive of original issue discount but inclusive of current capital lease obligations, were $15,680,000 at December 31, 2001.

        Term debt has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), leverage ratios, interest coverage ratios, fixed charge ratios and maximum lease expenses.

        The Company's subsidiary, Possible Dreams, entered into a capital lease for an information system to replace its information system during the first quarter of 2001. The total net present value reflected in the December 31, 2001 balance sheet as both a fixed asset and a liability was $606,734. The system is currently being installed, and it is anticipated that it will be fully operational during the first quarter of 2002 when the lease payments and depreciation of the fixed asset will begin.

        On June 13, 2001, Pumpkin entered into a three-year loan agreement with LaSalle Business Credit, Inc. The total credit facility is $10,000,000, consisting of a term loan amount of $2,500,000 and a revolving loan commitment of $7,500,000. The amount Pumpkin is allowed to draw on the revolver is limited by a borrowing base determined by specific accounts receivable and inventory levels. The agreement also provides for seasonal overadvances from April 1st through July 31st of each year during the peak of the inventory build-up period. On June 14, 2001, Pumpkin used the new financing facility to retire all amounts owing to Banc of America Commercial Finance Corporation ($3,247,001, including $900,000 to repurchase the full amount of outstanding warrants) and to pay the closing costs of the refinancing of $100,000.

        In a loan and security agreement with an effective date of December 31, 2001 and a funded date of January 3, 2002, Possible Dreams entered into a new financing facility with LaSalle Business Credit, Inc. that provides for a $12,700,000 revolving line of credit and two separate term loans, Term Loan A for $1,500,000 and Term Loan B for $1,800,000. Amounts drawn on the new line of credit bear interest at the prime rate or LIBOR plus 2.50%. Term Loan A and Term Loan B are payable in monthly installments through December 2004 and January 2004, respectively, with Term Loan A also requiring a balloon principal payment in December 2004 of $1,075,000. Both term loans bear interest at the prime rate plus 1/2% or LIBOR plus 3%. Borrowings under the new facility are secured by substantially all of the assets of Possible Dreams. There were $213,000 in financing costs which were deferred and will be amortized over the life of the loan.

        On February 28, 2002, WC Holdings fully prepaid its $6,000,000 subordinated debt with Bank One Mezzanine which carried a 20% per annum interest rate and was due to be repaid in a balloon payment in December 2005. In addition to the principal amount, WC Holdings also was required to pay $431,000 in prepayment penalties. Cash flow from operations was sufficient to prepay this note and penalties without utilizing the Bank One revolving line of credit. WC Holdings' senior term debt with Bank One was amended to allow prepayment of the subordinated debt prior to repayment of the senior term debt and to concurrently increase the revolving facility from $4,500,000 to $5,000,000 effective February 28, 2002.

        The Company refinanced its debt at Primrose on April 5, 2002. The terms of the new debt are as follows: $3,200,000 term loan repayable at $624,000 per quarter beginning July 15, 2002 bearing interest at an interest rate of prime plus 2.0%, an additional $4,000,000 of non-amortizing term debt with a balloon payment due in September 2003 bearing interest at LIBOR plus 1.0% and a revolving facility of $1,000,000 (of which $681,000 was drawn at closing) bearing interest at LIBOR plus 3.0% or Prime plus 0.5% expiring in September 2003. To secure this debt, Primrose has pledged all of its assets, Primrose Holdings and the Company has guaranteed the debt and the Chairman of the Company has issued a personal guarantee for $4,000,000 for which he will receive a guarantee fee of 8% per annum of the declining average quarterly balance of his guarantee. This fee has been approved by both the Audit Committee and the Board of Directors. This guarantee entitles the Chairman to a subordinated interest in Primrose's assets, and Primrose agrees to reimburse the Chairman for any amount paid by him on this guarantee. In addition, the Company agrees to reimburse the Chairman for any amount paid by him on his guarantee in the event Primrose fails to reimburse him. The Company will use its best efforts to relieve the Chairman of his personal guarantee through the Company's setting aside of funds in a designated reserve bank account. The Company estimates that it can reserve approximately $4,000,000 (the full amount of the Chairman's guarantee) by December 2002 or January 2003.

        This transaction was necessary and beneficial to the Company because of the following:

  1.
  It allowed Primrose to meet an agreed-upon deadline for its refinancing, which enables Primrose to repurchase its warrants which had been issued to the previous lender for 8.03% of Primrose's stock. These warrants are included on the Consolidated Balance Sheet at December 31, 2001 in the amount of $1,334,000 but will be repurchased by Primrose for $24.
  2.
  It allowed Primrose—concurrently with the repurchase of these warrants—to cease recording the accretion of the warrants' value based on a multiple of their EBITDA through its income statement, thereby reducing the variability of the Company's earnings.
  3.
  It allowed the Company to avoid a potential forbearance fee with its previous lender.

        In the second quarter of 2002, the Company will record a gain on the early extinguishment of debt associated with this Primrose refinancing of approximately $400,000 relating to the repurchase of warrants net of the write-off of original issue discount and deferred financing costs associated with the original debt.

        On April 1, 2001, the Company's subsidiary, Health Power, acquired 100% of the common stock of Trigon Administrators, Inc., a TPA administrator in Virginia and Maryland. The entire purchase price paid for the acquisition—$6,000,000—was financed through Health Power's revolving line of credit. Subsequent adjustments to the purchase price reduced it to $5,495,000. In conjunction with this purchase, Health Power's loan agreement was amended during the first quarter of 2001, and Health Power converted the revolver balance to term during the third quarter of 2001.

        Aside from the capital lease entered into at Possible Dreams, discussed earlier in this section, the Company had no other major capital expenditures during 2001 and expects no major capital expenditures during the 2002 calendar year.

        Excess of cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 20 to 25 years. Management continues to believe that the amortization periods utilized are appropriate.

        The Company's quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter or year. Such factors include, but are not limited to those referred to in Item 7. The seasonal products segment businesses introduced a number of new products in their target markets in 2001 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that these businesses will be able to implement their plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. The Company believes that cash flows from operating activities and the successful introduction of its new products and continued growth of its franchises, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for at least the next 12 months.

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

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier appliation encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002 and it does not expect the adoption of this statement to have a significant impact on the Company's financial position and results of operations.

Forward Looking Statements

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

Quarterly Information (Unaudited)

        The following is a summary of operations by quarter (dollar amounts in thousands, except per share amounts):

	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
2001:
Net revenues	$16,096	$22,032	$35,312	$19,746
Gross profit	13,410	17,354	25,357	15,534
Net (loss) income	(569)	634	3,632	(862)
Basic (loss) earnings per common share	(0.10)	0.09	0.55	(0.15)
Diluted (loss) earnings per common share	(0.10)	0.08	0.48	(0.15)
2000:
Net revenues	$4,748	$8,717	$20,309	$8,130
Gross profit	2,768	5,033	11,930	4,685
Net (loss) income	(604)	141	2,987	(1,099)
Basic (loss) earnings per common share	(0.11)	0.01	0.45	(0.18)
Diluted (loss) earnings per common share	(0.11)	0.01	0.41	(0.18)

        The amounts reflected in the 2001 quarterly table above include a restatement to record the fair value of a derivative instrument which was entered into to modify the risk of interest rate fluctuations. The net effect of this adjustment was to (reduce) increase the first, second, and third quarters' net (loss) income as reported by $(150), $28 and $(174), respectively. The net effect of this adjustment was to (reduce) increase the first, second and third quarters' basic (loss) earnings per common share as reported by $(0.02), 0.01 and $(0.03), respectively. The net effect of this adjustment was to (reduce) increase the first, second and third quarters' diluted (loss) earnings per common share as reported by $(0.02), 0.01 and $(0.02), respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a one percentage point change in interest rates would have increased or decreased interest expense by approximately $345,000 for the year ended December 31, 2001. To modify the risk from these interest rate fluctuations, the Company entered into an interest rate swap transaction. The Company does not use financial investments for trading purposes and is not a party to any leveraged derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Security Capital Corporation

        We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut
March 4, 2002, except for Note 22,
as to which the date is April 5, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Security Capital Corporation

        We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Security Capital Corporation and subsidiaries (the "Company") for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows of Security Capital Corporation and subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 27, 2000

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	DECEMBER 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$11,562	$5,777
Accounts receivable (less allowances for doubtful accounts of $850 and $612, respectively)	11,111	9,265
Inventories	4,557	5,594
Deferred tax assets	1,364	1,943
Other current assets	1,660	1,470

Total current assets	30,254	24,049
Property and equipment, net	5,385	5,966
Goodwill (less accumulated amortization of $7,149 and $3,992, respectively)	60,290	57,836
Franchise agreements (less accumulated amortization of $1,135 and $719, respectively)	7,615	8,031
Intangible assets, net	2,453	1,551
Deferred income taxes	626	1,074
Other assets	662	2,050

Total assets	$107,285	$100,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and other obligations	$9,591	$7,840
Accounts payable	2,549	3,371
Accrued expenses and other liabilities	5,977	3,102
Unearned revenue	12,103	12,890
Notes payable	6,600	4,200

Total current liabilities	36,820	31,403

Long-term debt	33,873	36,372
Other long-term obligations	2,887	2,518
Minority interests	3,553	2,960
Redeemable convertible preferred stock (liquidation value—$5,000)	2,867	2,515
Commitments and contingencies (Note 19):
Stockholders' equity:
Common stock, $.01 par value, 7,500 shares authorized; 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized; 6,458,309 shares issued (6,442,309 in 2000), 6,450,587 shares outstanding (6,442,309 in 2000)	65	65
Additional paid-in capital	66,528	66,782
Accumulated deficit	(39,223)	(42,058)
Less: treasury stock, at cost, 7,722 and 0 shares in 2001 and 2000, respectively	(85)	—

Total stockholders' equity	27,285	24,789

Total liabilities and stockholders' equity	$107,285	$100,557

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended December 31,
	2001	2000	1999
Revenues:
Employer cost containment-related services	$53,634	$1,301	$—
Seasonal products	31,900	33,759	33,117
Educational services	7,652	6,844	4,228

Total revenues	93,186	41,904	37,345

Cost of Revenues:
Employer cost containment-related services	5,139	197	—
Seasonal products	15,082	15,807	16,110
Educational services	1,310	1,484	1,078

Total cost of revenues	21,531	17,488	17,188

Gross profit	71,655	24,416	20,157
Selling, general and administrative expenses	52,642	15,230	13,473
Amortization and depreciation	6,066	2,436	1,886

Operating income	12,947	6,750	4,798
Interest expense	(5,826)	(3,442)	(3,122)
Other expense	(544)	(507)	(236)

Income before income taxes and minority interest	6,577	2,801	1,440
Income tax (expense) benefit	(3,100)	(1,140)	768
Minority interests	(642)	(236)	(273)

Net income	2,835	1,425	1,935
Less preferred stock accretion	(352)	(309)	(206)

Income available to common stockholders	$2,483	$1,116	$1,729

Basic earnings per share	$0.39	$0.17	$0.28

Diluted earnings per share	$0.35	$0.17	$0.28

Basic weighted average shares used in computation	6,444	6,442	6,150

Diluted weighted average shares used in computation	6,648	6,484	6,150

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)

	Number of Shares Issued*	Common Stock*	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 1999	5,624,900	$56	$67,520	$(45,418)	$(5,215)	$16,943
Net income	—	—	—	1,935	—	1,935
Accretion of redeemable/convertible preferred stock	—	—	(206)	—	—	(206)
Sale of 1,136,364 shares of Class A common stock	1,136,364	12	4,988	—	—	5,000

Balance, December 31, 1999	6,761,264	68	72,302	(43,483)	(5,215)	23,672
Net income	—	—	—	1,425	—	1,425
Accretion of redeemable/convertible preferred stock	—	—	(308)	—	—	(308)
Retirement of 159 shares of common stock and 318,416 shares of Class A common stock	(318,575)	(3)	(5,212)	—	5,215	—

Balance, December 31, 2000	6,442,689	65	66,782	(42,058)	—	24,789
Net income	—	—	—	2,835	—	2,835
Accretion of redeemable/convertible preferred stock	—	—	(352)	—	—	(352)
Purchase of treasury stock (Class A)	(7,722)	—	—	—	(85)	(85)
Issuance of 16,000 shares of Class A common stock upon exercise of stock options	16,000	—	98	—	—	98

Balance, December 31, 2001	6,450,967	$65	$66,528	$(39,223)	$(85)	$27,285

*Includes both Common Stock and Class A Common Stock

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$2,835	$1,425	$1,935
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,682	755	(887)
Warrant (income) expense	(74)	559	290
Amortization	4,363	2,520	2,066
Depreciation	2,249	378	255
Minority interest in income of consolidated subsidiaries	642	236	273
Unrealized loss on derivatives	529	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(376)	(260)	(856)
Inventories	1,036	(1,401)	1,146
Other current assets	1,158	306	240
Accounts payable, accrued expenses and other liabilities	553	(4,549)	(1,553)

Net cash provided by (used in) operating activities	14,597	(31)	2,909

Cash flows from investing activities:
Capital expenditures	(844)	(346)	(324)
Payments for acquired businesses (net of acquired cash of $0, $15,963, and $838, respectively)	(7,870)	(19,867)	(25,033)

Net cash used in investing activities	(8,714)	(20,213)	(25,357)

Cash flows from financing activities:
Issuance of common stock	98	—	5,000
Purchase of treasury stock	(85)	—	—
Proceeds from long-term borrowings	7,847	33,128	13,150
Repayments of long-term borrowings	(9,367)	(3,870)	(3,272)
Repurchase of warrants	(900)	—	—
Payments of capital leases	(91)	—	—
Proceeds from lines of credit	25,488	14,785	6,065
Repayment of lines of credit	(23,088)	(19,835)	(5,815)

Net cash (used in) provided by financing activities	(98)	24,208	15,128

Increase (decrease) in cash and cash equivalents	5,785	3,964	(7,320)
Cash and cash equivalents, beginning of period	5,777	1,813	9,133

Cash and cash equivalents, end of period	$11,562	$5,777	$1,813

Interest paid	$4,900	$2,672	$2,727

Income taxes paid	$351	$352	$131

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001
(Amounts in thousands, except share and per share amounts)

1. Organization and Description of Business

        Security Capital Corporation ("Security Capital") operates as a financial buyer of established companies as portfolio investments. Primarily, Security Capital participates in the management of its portfolio companies at the board level, and encourages operating autonomy and preservation of entrepreneurial environments. Currently, Security Capital has four portfolio subsidiary activities (together with Security Capital, referred to as the "Company"), known as Health Power, Primrose, Pumpkin, and Possible Dreams. WC Holdings Inc. is a wholly-owned subsidiary with an 80% equity interest in Health Power, Inc. Health Power—through its wholly-owned subsidiary CompManagement, Inc.—provides services to corporations and their employees primarily relating to workplace health and safety occupational medical care, workers' compensation insurance and employee benefits costs. CompManagement's activities are centered primarily in Ohio and to a lesser extent in Indiana, Kentucky, Pennsylvania, West Virginia, and Washington. Primrose is a 98.5%-owned subsidiary involved in the franchising of educational child care centers, with related activities in real estate consulting and site selection services. Primrose also operates one child care center. The Primrose activities are primarily based in the southern, central and western United States. Pumpkin is an 80%-owned subsidiary in the business of manufacturing and distributing pumpkin carving kits and related accessories. Pumpkin's activities are centered in the United States. Possible Dreams is a wholly-owned subsidiary that operates as an importer, designer, and distributor of collectible Christmas, everyday and other figurines and ornaments, primarily in the United States.

2. Summary of Significant Accounting Policies

Consolidation

        The accompanying consolidated financial statements include the accounts of Security Capital and its subsidiaries. All significant intercompany balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Management Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

        Employer cost containment-related service contract revenues are derived from claims management, administrative, consulting services and managed care administration services that are recorded as earned based on the requirements and duration of the related contracts. Revenues from the managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the Ohio Bureau of Workers' Compensation. In addition, contract revenues are recorded for certain incentive awards when the claims are processed to which the incentive is related and a bonus award is recorded in the year earned. Revenues on certain contracts have been deferred and are recognized in income on a pro rata basis over the related contract periods, which typically range between 3 and 12 months. Commission expense associated with these contracts is also deferred and recognized as an expense on a pro rata basis over the related contract periods. For services related to group rating contracts, fees are paid to the group's sponsor and netted against contract revenues. Contract revenues received in advance are included in deferred revenues.

Shipping and Handling Fees and Costs

        Shipping and handling fees and costs are included in the cost of revenues of the seasonal products segment.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Receivables

        A summary of the changes in the allowance for doubtful accounts for the years ended December 31 is as follows:

	2001	2000	1999
Balance at beginning of year	$612	$213	$214
Amount purchased—acquisition of WC Holdings, Inc.	—	65	—
Provisions	1,849	1,953	182
Deductions	(1,611)	(1,619)	(183)

Balance at end of year	$850	$612	$213

Inventories

        Inventories are principally comprised of finished goods and are stated at the lower of cost or market using the first-in, first-out method.

Prepaid Catalog Costs

        Prepaid catalog costs consist of the cost to produce, print and distribute catalogs. These costs are considered direct-response advertising and, as such, are capitalized as incurred and amortized over a period which is generally less than one year. Other advertising costs which are expensed when incurred were $314, $338 and $280 for 2001, 2000 and 1999, respectively.

Property and Equipment, Net

        Property and equipment are carried at cost, less accumulated depreciation. Significant renewals and betterments to property and equipment are capitalized, and maintenance and repairs that do not improve or extend the lives of the assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 27 years. Leasehold improvements are amortized over the shorter of the useful life or the lease term.

Goodwill, Franchise Agreements and Intangible Assets, Net

        Goodwill relates to the cost in excess of the fair value of the net assets acquired in the purchase business combinations of Possible Dreams, Pumpkin, Primrose, WC Holdings and Trigon. Goodwill is being amortized over periods of 20 to 25 years. Patent rights, acquired in such acquisitions, are amortized over 9 to 17 years.

        Deferred financing costs are amortized over the term of the related debt to interest expense using the effective income method.

        Franchise agreements, curriculum and non-compete agreements related to Primrose are being amortized over periods of 21, 10 and 2 years, respectively. Remaining lives of the franchise agreements and curriculum are 18 and 7 years, respectively. The non-compete agreements were fully amortized by the end of 2001. Health provider costing lists relate to WC Holdings and are being amortized over the 4.75 years remaining life of WC Holdings access to the costing data. All such assets are being amortized on a straight-line basis.

Fair Value of Financial Instruments

        Financial instruments consist of current assets (except inventories), current liabilities, notes payable, long-term debt and other long-term obligations. Current assets and current liabilities are carried at cost, which approximates fair value due to the short-term nature of these items. Notes payable, the additional payment obligations and long-term debt bear interest at current market rates or at fixed rates which approximate current market rates and, accordingly, their carrying values.

Derivative Financial Instruments

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 on January 1, 2001. The Company uses financial instruments to manage its exposures to movements in interest rates. The use of the financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives. The fair value of derivatives is recorded in the consolidated balance sheets in other long-term obligations. The Company assesses changes in the fair value of their derivative instruments and records any changes in fair market value in the consolidated statements of income as such instruments are not being accounted for as hedges.

Impairment of Long-lived Assets

        The Company reviews long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is determined based on future undiscounted net cash flows from the use and ultimate disposition of the asset. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. Fair value is determined primarily by using the anticipated cash flows discounted at a rate commensurate with the risk involved. As of December 31, 2001, the Company has determined that there is no need to recognize any impairment losses.

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

Preferred Stock Accretion

        Differences between the carrying value of redeemable preferred shares and their redemption value are accreted using the interest method over the remaining estimated period to redemption (4 1/2 years), by charges to additional paid-in capital.

Debt Discount Amortization

        Differences between the carrying value and the face amount of the debt are amortized to interest expense over the life of the debt using the effective interest method.

Stock Options

        The Company measures compensation cost for stock options issued to employees using the intrinsic value method of accounting for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, when the exercise price of the Company's stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized. The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." See notes 12 and 14 for a summary of the pro forma effects to reported net income as if the Company had decided to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123.

Earnings Per Share

        Basic earnings per common share amounts are based on the weighted average number of Common and Class A Common shares outstanding. The sum of Common Stock and Class A Common Stock is used because the two classes are identical except for certain transfer restrictions. Diluted earnings per common share are based on the weighted average shares outstanding and the dilutive effect, if any, of outstanding stock options of both the subsidiaries and the parent and convertible securities.

Income Taxes

        The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities, using presently enacted rates.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", (the "statements") effective for fiscal years beginning after December 15, 2001 for pre-July 1, 2001 goodwill and other intangibles. Under the new rules, all goodwill and those intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. These pronouncements had no impact on the 2001 amortization expense of the Company but will result in reduced amortization expense of $3,200 for the year ended December 31, 2002.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Beginning January 1, 2002, the Company will no longer amortize goodwill or any indefinite-lived intangible assets. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets. The impact of the adoption of this statement will be determined in 2002.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of this statement to have a significant impact on the Company's financial position and results of operations.

3. Acquisitions

Trigon Administrators, Inc.

        On April 1, 2001, the Company's subsidiary, Health Power, Inc., acquired 100% of the outstanding common stock of Trigon Administrators, Inc., a third party administrator in Virginia, Maryland, and North Carolina. The results of operations of Trigon Administrators for the nine months ended December 31, 2001 have been included in the financial statements. The acquisition has been accounted for as a purchase, with the purchase price of $5,495 preliminarily allocated as follows based on estimated fair values at the date of acquisition.

Goodwill (20 years)	$4,590
Other intangibles (5 years)	153
Other assets	4,735
Unearned revenue	(742)
Accrued liabilities	(3,241)

Total	$5,495

        The Company financed the entire purchase price through its revolving line of credit which was subsequently converted to a term note (See Note 7). Under the terms of the bank credit agreement, the borrowings are secured by a pledge of all assets of the Trigon Administrators business.

WC Holdings, Inc.

        On December 20, 2000, the Company purchased a 100% interest in WC Holdings, Inc. which, in turn, purchased an 80% interest in Health Power, Inc. The results of operations of WC Holdings have been included in the financial statements from the date of acquisition. The Company paid $37,446 in cash. The acquisition was accounted for as a purchase, with the purchase price, net of cash acquired of $14,567, allocated as follows based on estimated fair values at the date of acquisition:

Goodwill (20 years)	$29,981
Other assets	12,807
Unearned revenue	(10,853)
Accrued liabilities	(9,056)

Total	$22,879

        The amounts above are reflective of final purchase price allocations made during 2001. Goodwill increased by $1,163 during 2001 due to these final purchase price allocations.

        In connection with the financing of the acquisition, the Company borrowed funds under bank credit agreements (see Notes 7 and 8). Under terms of the bank credit agreements, the borrowings are secured by a pledge of all assets of the WC Holdings businesses, and by the capital stock of WC Holdings held by the Company. The costs associated with such financing were recorded as to deferred financing costs and are being amortized over the life of the related debt agreements (see Note 1).

Primrose

        In April 1999, the Company purchased a 98% interest in Primrose. The results of operations of Primrose have been included in the financial statements from the date of acquisition. The Company paid $26,225 in cash, issued 500,000 shares of zero coupon redeemable convertible preferred stock valued at $2,000, and issued a warrant to a bank to purchase shares of Primrose. The acquisition was accounted for as a purchase, with the purchase price, net of cash acquired of $838, allocated as follows:

Goodwill (25 years)	$18,937
Intangibles, principally franchise agreements (21 years)	9,522
Other assets	1,773
Unearned revenue	(1,600)
Accrued liabilities	(1,244)

Total	$27,388

        In connection with the financing of the acquisition, the Company sold 1,136,364 shares of Class A Common Stock for $5,000 in a private placement transaction with an affiliate of the Company's controlling shareholder, and borrowed funds under bank credit agreements (see Note 8). Under terms of the bank credit agreements, the borrowings are secured by a pledge of all assets of the Primrose businesses, and by the capital stock of Primrose held by the Company.

Pro Forma Financial Information

        The following unaudited pro forma financial information presents the combined results of the Company, Health Power, Inc and Trigon as if the acquisitions had taken place on January 1, 2000. It also includes Primrose as if the acquisition had taken place on January 1, 1999. The pro forma amounts give effect to certain adjustments, including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future:

	YEAR ENDED DEC. 31, 2001	YEAR ENDED DEC. 31, 2000	YEAR ENDED DEC. 31, 1999
	(unaudited)	(unaudited)	(unaudited)
Pro forma:
Revenue	$95,804	$97,273	$78,917
Net income	$2,904	$23	$2,080
Net income available to common stockholders	$2,552	$(286)	$1,874
Basic earnings per share	$0.40	$(0.04)	$0.27
Diluted earnings per share	$0.36	$(0.04)	$0.27

4. Inventories

	DECEMBER 31,
	2001	2000
Finished goods	$4,139	$5,199
Raw materials	418	395

Total	$4,557	$5,594

5. Property and Equipment, Net

	DECEMBER 31,
	2001	2000
Land and improvements	$370	$370
Buildings and improvements	1,256	1,182
Computer equipment and software	4,765	3,777
Machinery and equipment	735	384
Furniture and fixtures	1,202	1,103

	8,328	6,816
Less accumulated depreciation	(2,943)	(850)

Total	$5,385	$5,966

6. Intangible Assets, Net

	DECEMBER 31,
	2001	2000
Patents	$1,279	$1,223
Deferred financing costs	2,221	1,403
Curriculum	250	250
Health provider costing lists	153	—
Non-compete agreements	89	89

	3,992	2,965
Less accumulated amortization	(1,539)	(1,414)

Total	$2,453	$1,551

7. Notes Payable

        WC Holdings, Possible Dreams, Pumpkin and Primrose each have short-term borrowing facilities under bank credit agreements. Each such agreement contains restrictive covenants which prohibit or limit certain actions, including levels of capital expenditures, investments and incurrence of additional debt, and which require the maintenance of defined levels of profitability and tangible net worth. As a result, substantially all of the subsidiaries net assets are limited from being transferred to the parent company.

        Pumpkin recorded a contingent earnout obligation to its former owners that was earned on December 31, 2000. The amount recorded was determined based upon the average EBITDA during the four-year period ended December 31, 2000. The former owners are entitled to an earnout amount of $1,812, which is included in long term debt. The earnout obligation is subordinated to Pumpkins term note and revolving loan and is due in 2004.

        On March 31, 2001, the Company's subsidiary, Health Power, amended its existing loan agreement relating to the lender's consent to the Trigon acquisition discussed in Note 3. The lender consented to the use of $6,000 of Health Power's revolving line of credit to pay for such acquisition, which was later reduced for purchase price reductions to $5,347, and the amendment of the ratio of funded indebtedness to EBITDA covenant. During the third quarter of 2001, Health Power, Inc., converted the $5,347 revolver balance still outstanding from the total $6,000 it had drawn in April to term debt. This conversion was accomplished by increasing the existing term loan with Bank One, which is senior term debt payable in monthly installments through January 2007. It carries an interest rate of prime minus 1/2% or LIBOR plus 1.75% (3.89% at December 31, 2001). Concurrent with this conversion, the revolving facility was reduced from $8,000 to $4,500. Subsequent to year-end on February 28, 2002, the revolving facility was increased to $5,000 (see Note 22).

        WC Holdings' subsidiary Health Power, Inc.'s agreement is a $4,500 line of credit at December 31, 2001 ($8,000 at December 31, 2000) under which $0 and $1,000 were borrowed at December 31, 2001 and 2000, respectively, at an interest rate of LIBOR plus 175 basis points (4.25% and 9% at December 31, 2001 and 2000, respectively).

        Possible Dreams' agreement at December 31, 2001 is a $10,000 line of credit, under which borrowing capacity is limited to a defined borrowing base, of which $6,000 and $2,700 was borrowed at December 31, 2001 and 2000, respectively, at the commercial paper rate of interest plus 4% (5.99% and 10.5% at December 31, 2001 and 2000, respectively). Additional unutilized borrowing capacity of $0 and $1,644 was available at December 31, 2001 and 2000, respectively. The agreement was scheduled to expire in 2003 but was refinanced in January 2002 as discussed in Note 22.

        On June 13, 2001, Pumpkin entered into a three-year loan agreement with LaSalle Business Credit, Inc. The total credit facility is $10,000, consisting of a maximum term loan amount of $2,500 and a revolving loan commitment of $7,500. The amount Pumpkin is allowed to draw on the revolver is limited by a borrowing base defined by specific accounts receivable and inventory levels. The agreement also provides for seasonal overadvances from April 1st through July 31st of each year during the peak of the inventory build-up period. On June 14, 2001, Pumpkin used the new financing facilities to retire all amounts owing to Banc of America Commercial Finance Corporation ($3,247, including $900 to repurchase the full amount of outstanding warrants) and to pay the closing costs of the refinancing ($100).

        Pumpkin's agreement at December 31, 2001, therefore, is a $7,500 line of credit, under which borrowing capacity is limited to a defined borrowing base. Interest is calculated at the prime rate or LIBOR plus 2.5% (4.75% at December 31, 2001) as compared to the interest rate on the revolving facility in effect at the prior year-end which was at the commercial paper rate plus 4.25% (10.61% at December 31, 2000). There were no borrowings outstanding at either balance sheet date. Borrowing capacity under the revolving facilities was $1,095 (under the new facility) and $1,560 (under the old facility) at December 31, 2001 and 2000, respectively. The new agreement expires in 2004.

        Primrose's agreement is a $1,500 line of credit, under which $600 and $500 were borrowed at December 31, 2001 and 2000, respectively, at the greater of the prime rate plus 2% or the federal funds rates plus 3.5% (6.75% and 11.5% at December 31, 2001 and 2000, respectively). Additional borrowing capacity under the line was $141 at December 31, 2001. The agreement expires in 2005.

8. Long-term Debt and Other Obligations

	DECEMBER 31,
	2001	2000
Possible Dreams Tranche A Term Loan, repaid during 2001; was payable in twenty quarterly installments through July 1, 2001; interest was payable monthly at the commercial paper rate plus 4% (10.5% at December 31, 2000)	$0	$800
Possible Dreams Tranche B Term Loan, payable in seven quarterly installments commencing upon the repayment of the Tranche A Term Loan, is due no later than April 1, 2003; interest payable monthly at the commercial paper rate plus 6% (7.99% and 12.535% at December 31, 2001 and 2000, respectively)	3,125	3,500
Possible Dreams Subordinated promissory notes, interest rates from 10-14% (14% and 10% at December 31, 2001 and 2000, respectively), principal due on May 31, 2003; interest payable semi-annually on May 1 and November 1	1,960	1,960
Possible Dreams capital lease for computer equipment payable over a sixty-month lease term commencing with the date of final installation of the equipment, currently scheduled for the first quarter of 2002.	694	0
Pumpkin Tranche B Term Loan, repaid early during 2001; was payable in eight quarterly installments through October 2002; interest was payable monthly at the commercial paper rate plus 6.5% (12.86% at December 31, 2000)	0	2,000
Pumpkin Term Loan, drawn in June of 2001; payable in twenty-four monthly installments through June 2003; interest payable monthly at the prime rate or LIBOR plus 2.5% (4.75% at December 31, 2001)	1,875	0
Primrose Tranche A Term loan, payable in quarterly installments ranging from $562 to $625; interest payable quarterly at LIBOR plus 3.5% (5.43% and 10.16% at December 31, 2001 and 2000, respectively)	7,713	9,900
WC Holdings capital lease for computer equipment payable through May 2003	165	263
WC Holdings note to Community Insurance payable in annual installments of Principal and interest through May 31, 2004 with interest imputed at 8%	1,373	1,873
WC Holdings senior term debt payable in monthly installments through January 2005; interest payable monthly; $8,500 of the principal bears a fixed 7.60% rate expiring in December 2005 but cancelable at the lender's option after December 2003; the remainder of the debt carries a rate of prime minus 1/2% or LIBOR plus 1.75% basis points (3.89% and 7.60% at December 31, 2001 and 2000, respectively)	19,522	17,000
WC Holdings subordinated debt, with a balloon payment due in December 2005 and interest payable monthly at 20% per annum (prepaid in full on February 28, 2002—see Note 22)	6,000	6,000
Pumpkin additional earnout payment obligations, subordinated debt, balloon payment due in June 2004, interest at 8% paid quarterly	1,812	1,865

	44,239	45,161
Less unamortized debt discount (current portion of $186 and -0-, respectively)	(678)	(934)

Less amounts representing interest on capital leases	(97)	(15)

Total term debt	$43,464	$44,212

        Subsequent to year-end, certain debt obligations of the Company were refinanced. See Note 22 for details and for the Company's maturity schedule reflective of these refinancings.

        Consistent with the bank lines of credit, most of the Company's long-term obligations carry restrictive covenants which prohibit or limit certain actions, including levels of capital expenditures, investments and incurrence of additional debt, and which require the maintenance of defined levels of profitability and tangible net worth. Most borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as by a pledge of the Company's share ownerships in the subsidiary.

        The Company has a tax sharing agreement with its subsidiaries, under which income tax liabilities at each subsidiary are determined on a stand-alone basis, with amounts payable to Security Capital as the consolidated taxpayer. With respect to Possible Dream's, Pumpkin's, Primrose's and WC Holdings and subsidiaries' term loan and bank credit arrangements, any amounts remitted to Security Capital in excess of amounts approved by the lenders are required to be set aside, and are pledged to the lenders as additional collateral for the borrowings at such subsidiaries. At December 31, 2001, no such amounts were set aside and pledged as collateral under such arrangements.

        On June 13, 2001, Pumpkin entered into a three-year loan agreement with LaSalle Business Credit, Inc. The total credit facility is $10,000, consisting of a maximum term loan amount of $2,500 and a revolving loan commitment of $7,500. On June 14, 2001, Pumpkin used the new financing facilities to retire all amounts owing to Banc of America Commercial Finance Corporation ($3,247, including $900 to repurchase the full amount of outstanding warrants) and to pay the closing costs of the refinancing. The term loan is a 24-month obligation with monthly payments due July 1, 2001 through June 1, 2003. This term note bears interest at the prime rate or LIBOR plus 2.5%. Principal repayments are due as follows: $625 in 2001, $1,250 in 2002 and $625 in 2003. The revolver bears interest at the prime rate or LIBOR rate plus 2.5% and runs for three years through June 2004.

        Management expects to be in compliance with the covenants on all debt in the foreseeable future. Borrowings under the agreements are secured by a pledge of substantially all of the Company's assets as well as a pledge of the Company's share ownerships in the subsidiaries.

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 effective January 1, 2001. To manage interest rate risk, the corporation has entered into an interest rate swap on December 20, 2000, that effectively fixes the interest payments of its floating rate debt instruments. The impact of adoption was not material. This derivative instrument is not designated as a hedge for financial accounting purposes. The fair market value is therefore recorded in other long-term obligations, and the change in fair value is recognized in the consolidated statements of income in "other expense".

        As of December 31, 2001, the unrealized derivative loss was $529 which was determined by quoted market prices. The maturity date of the derivative instrument was December 22, 2005. At December 31, 2001, the notional principal amount of this agreement was $8,500.

        During the first quarter of 2001, Possible Dreams entered into a capital lease for computer equipment that expires in the first quarter of 2007. At December 31, 2001, property and equipment included the equipment under this capital lease with a cost of $607. Possible Dreams will begin amortizing this cost over the sixty-month lease term beginning on the date of final installation of the equipment, currently scheduled for the first quarter of 2002.

        At December 31, 2001, future minimum lease payments under the capital lease obligation for the periods ending December 31 are as follows:

2002	$127
2003	139
2004	139
2005	139
2006	139
2007	11

694
Less amounts representing interest	(87)

$607

        WC Holdings leases computer equipment under an agreement which is classified as a capital lease. At December 31, 2001, property and equipment included the equipment under this capital lease with a cost of $173. At December 31, 2001, future minimum lease payments under the capital lease obligations for the periods ending December 31 are as follows:

2002	$98
2003	67

165
Less amounts representing interest	(10)

$155

9. Preferred Stock

        The Company has issued and outstanding 500,000 shares of zero coupon, redeemable, preferred stock, that have a stated liquidation value of $10 per share. Such preferred shares are convertible into Class A common stock on a 1:1 basis. The preferred shares are redeemable at the option of the Company at their liquidation value upon the earlier of (1) the date Primrose's earnings before interest, income taxes, depreciation and amortization ("EBITDA") as defined, exceeds $8,500 on a latest twelve month basis on or after April, 2002, or (2) on April 6, 2006. EBITDA for Primrose was $3,242 for the year ended December 31, 2001.

        The Company has 2,500,000 shares of authorized preferred shares, $.01 par value, of which 2,000,000 shares remain issuable at December 31, 2001 and 2000.

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

        The Company has entered into various financing arrangements at the subsidiary level that may limit the ability to pay dividends to the parent company, thus limiting the parent company's ability to pay dividends to its shareholders.

        During 2000, the Company retired all of the 318,575 shares then held in its treasury, returning them to their status of authorized and unissued shares of Common and Class A Common Stock. During 2001, the Company acquired 7,722 shares of Class A Common Shares when a director who resigned for personal reasons decided to exercise his vested stock options utilizing 7,722 of his previously-owned shares in lieu of cash to pay the option price due to the Company with regard to the 16,000 options he was exercising.

        Pursuant to the provisions of the 2000 Long-Term Incentive Plan (which allows for the grant of up to 966,000 shares), on July 13, 2000, the Company granted options to acquire 549,000 shares of its Class A common stock at market value, which was $6.125. Of the 549,000 options granted, 48,000 vest over a three-year period with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant, while the remaining 501,000 vest over a five-year period in equal 20% amounts beginning on the first anniversary of the grant and annually thereafter. Additional grants, also pursuant to the provisions of the 2000 Long-Term Incentive Plan, were made during the year ended December 31, 2001 as follows: On May 16, 2001, the Company granted options to acquire 24,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $10.31. These 24,000 options vest over a three-year period with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant. On July 19, 2001, the Company granted options to acquire 237,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $10.85. These 237,000 options granted vest over a five-year period in equal 20% amounts beginning on the first anniversary of the grant and annually thereafter. On September 7, 2001, the Company granted options to acquire 24,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $12.69. These 24,000 options vest over a three-year period with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant. The Company, not the holder, has the right to settle the options in cash.

        As mentioned above, pursuant to the provisions of the 2000 Long-Term Incentive Plan, a director who resigned for personal reasons decided to exercise 16,000 vested options to purchase the Company's Class A common stock in October 2001. This resulted in a net increase in Class A shares outstanding of 8,278 when he used 7,722 previously-owned shares in lieu of cash to pay the option price due to the Company. These options would have otherwise expired 90 days after the August 17th termination of his directorship (November 15, 2001). The remaining 8,000 options held by this former director were not vested and were cancelled on August 17, 2001 pursuant to the provisions of his stock option grant certificate as issued under the 2000 Long-Term Incentive Plan.

11. Minority Interest Ownerships

        The owners of the minority interests in Health Power, Pumpkin and Primrose have each entered into agreements with the Company providing for restrictions on the transfer of such shares, and other related share restrictions.

        The minority shareholders of Pumpkin have the right to put their shares of Pumpkin to the Company for cash and the Company has the right to call the shares for cash upon the earlier of (1) June 2003, (2) payment in full of the acquisition indebtedness or (3) anytime after Pumpkin's average EBITDA exceeds $2,500 for a four year period commencing in 1997. The put and call price is determined by using a formula based on EBITDA. At the mutual agreement of the parties, settlement can occur in Security Capital Common Stock. If the senior lender (see note 9) objects to settlement in cash, the Company may issue a subordinate note. Future cash settlement of such puts and calls would result in additional purchase price consideration payable to the former owners of Pumpkin and would result in the recording of additional goodwill relating to the acquisition.

        On April 3, 2001, the Company exercised its call provision relating to shares of Primrose owned by a then exiting officer. The Company repurchased 100 shares, or 0.3%, of Primrose from this officer for $50, increasing its direct ownership to 98.46%. The additional amount paid was reflected as additional cost of the acquisition of Primrose.

12. Subsidiary Options and Warrants

        WC Holdings—Options to acquire 1,281 shares of Health Power, an 80%-owned subsidiary of WC Holdings, at approximately $694 per share, the fair value at the date of the grant, were granted to subsidiary employees during the first quarter of 2001. All such options vest over a five-year period with the exception of one grant of 360 options which vests over an eight-year period but is subject to certain acceleration provisions. If all such outstanding options had been vested and exercised at December 31, 2001, the Company's ownership share of Health Power would have been 73.47%.

        Possible Dreams—Options to acquire 175 shares of Possible Dreams at approximately $1,900 per share were granted in 1996, which were cancelled on January 1, 2000. Options to acquire 87.5 shares at $1,905 per share (fair value at date of grant) and 87.5 shares at $3,810 per share of Possible Dreams stock were granted on July 1, 2000. Such options vest over five years and expire in 2009. The Company, but not the holder, has the right to settle the options in cash. In addition, warrants to purchase 250 shares of Possible Dreams Class B common shares were issued in 1996 and remain outstanding at December 31, 2001. The warrants are exercisable at the earlier of (1) May 17, 2001 or (2) repayment in full of the acquisition note and any related interest, at a price of $.01 per share and expire in 2006. Such Class B common shares would be non-voting, but would be convertible at the option of the holder into Class A voting common shares. The holder may exercise the warrants for cash. If all such outstanding options and warrants had been exercised for Possible Dream's shares at December 31, 2001, the Company's ownership share of Possible Dreams would have been 77.88%.

        Pumpkin—Options to acquire a total of 39 Class A common shares of Pumpkin at $1,754 per share (fair value at date of grant) were issued in 1997 and 1998. Of these options, nine were settled for cash at their existing liability value of $82,000 on June 7, 2001 and three were settled for cash at their existing liability value of $17,000 on June 25, 2001 when the holders exercised their rights to settle the options for cash. The remaining 27 options are fully vested and expire in 2007 and 2008. On July 1, 2001, the Company granted options to acquire 27 shares of Pumpkin at the fair market value on the date of the grant, which was $9,111 per share. For all 54 outstanding options, the Company, but not the holder, has the right to settle the options in cash at the earlier of: (1) June 27, 2003 (2) repayment in full of the acquisition note and any related interest or (3) any time after average EBITDA exceeds $2,500 for a four consecutive fiscal year period commencing in 1997. If all such outstanding options had been exercised for Pumpkin shares at December 31, 2001, the Company's ownership share of Pumpkin would have been 75.25%.

        Primrose—Options to acquire 2,311 common shares of Primrose at $500 per share (market value at date of grant) were issued in 1999 and expire in 2009. On June 18, 2001 and September 30, 2001, the Company cancelled 346.67 and 288.89 options, respectively, held by two former officers of Primrose. The options vest 20% per year beginning on the first anniversary of the grant. Of the 1,675.56 options outstanding at December 31, 2001, 670.22 options are fully vested. The Company, but not the holders, has the right to settle the options in cash. Warrants to acquire 2,415.3 shares of Primrose at $.01 per share were issued in connection with the acquisition in 1999. The holder may exercise the warrants at the earlier of (1) April 6, 2004, (2) any public offering of Primrose pursuant to a registration statement, a private placement or otherwise or (3) any private sale of Primrose representing 20% or more of Primrose stock, for shares of Primrose, exchange value of the warrants for an equivalent value of shares of Security Capital, or be paid for the value of the warrants in cash. If all such outstanding options and warrants had been exercised for Primrose shares at December 31, 2001, the Company's ownership share of Primrose would have been 85.08%.

        Compensation expense for the subsidiary options discussed above under SFAS 123 using the minimal value method and assumptions as per Note 14 would be $101, $57 and $0, for the years ended December 31, 2001, 2000, and 1999, respectively.

        Warrants to acquire shares of Possible Dreams and Primrose are redeemable at the election of the warrant holders for cash. The estimated fair value of the warrants are recorded as liabilities and changes in the estimated fair value of the warrants during a period are included in the results of operations. Warrant income (expense), classified as "Other income (expense)" was $74,000, $(559,000) and $(290,000) for the years ended December 31, 2001, 2000 and 1999, respectively (see Note 15). The warrant income for the year ended December 31, 2001 included $176,000 in income recognized when Pumpkin's warrants were repurchased for less than their recorded value as part of Pumpkin's debt refinancing discussed (in Note 8). Long-term warrant liabilities, included in "Other long-term obligations," were $1,334,000 and $2,171,000 at December 31, 2001 and 2000, respectively. Current warrant liabilities included in "Accrued expenses and other liabilities" were $718,000 and $855,000 at December 31, 2001 and 2000, respectively.

13. Employee Benefit Plans

        The Company sponsors defined contribution 401(k) plans at each of its subsidiaries for which qualifying employees of the Company may participate. Employees must be 21 years of age to participate. Under these plans—some of which provide for Company matching contributions—participants may elect to make pre-tax contributions of up to 15% of their eligible earnings. The Company's matching contributions were $424, $25 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

14. Long-term Incentive Plan

        Options granted under the 2000 Long-Term Incentive plan are exercisable at the market price at the date of grant and, subject to termination of the grantee's employment or directorship, expire 10 years from the date of grant and are not transferable other than upon death. Of the 810,000 options outstanding at December 31, 2001, 738,000 are exercisable in five equal annual installments commencing one year from the date of grant and 72,000 are exercisable in three equal annual installments commencing on the date of the grant.

        Pro forma information regarding net income and earnings per share as required by Statement 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000: risk-free interest rate of 4% and 5.16%, respectively; dividend yield of 0% and 0%, respectively; volatility factor of the expected market price of the Company's common stock of .238 and .320, respectively; and a weighted-average expected life of the options of 8.5 and 9.5 years, respectively.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

(in thousands except per share amounts)	2001	2000
Pro forma net income available to common stockholders	$2,189	$1,017
Pro forma earnings per common share:
Basic	$0.34	$0.16
Diluted	$0.32	$0.16

        A summary of the Company's stock option activity and related information for the year ended December 31:

	2001		2000
	Options (ooo)	Weighted Average Exercise Price	Options (ooo)	Weighted Average Exercise Price
Outstanding at the beginning of the year	549	$6.125	—	—
Granted	285	$10.959	549	$6.125
Exercised	(16)	$6.125	—	—
Forfeited	(8)	$6.125	—	—

Outstanding at end of the year	810	$7.826	549	6.125

Exercisable at the end of the year	132	$6.777	24	$6.125

Weighted-average fair value of options granted during the year	6.09		2.76

OPTIONS OUTSTANDING

Range of Exercise Prices	Number of Options Outstanding at December 31, 2001	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2001
$6.125	525,000	8.5	$6.125	116,200
$10.31 to $12.69	285,000	9.5	$10.959	16,000

15. Other Expense

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Interest income	$103	$25	$33
Warrant income (expense)	74	(559)	(290)
Loss on derivatives	(529)	—	—
Other (expense) income	(192)	27	21

Total	$(544)	$(507)	$(236)

16. Income Taxes

        The provision (benefit) for income taxes for the years ended December 31 is as follows:

	2001	2000	1999
Current:
Federal	$1,021	$62	$17
State	397	318	106

	1,418	380	123

Deferred:
Federal	1,370	821	(872)
State	312	(61)	(19)

	1,682	760	(891)

Total	$3,100	$1,140	$(768)

        At December 31, 2001, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $13,500, the expiration dates of which are as follows: 2004—$10,401, 2005—$2,430, 2007—$398, 2008—$132, 2009 and thereafter—$139.

        The items comprising the Company's net deferred tax assets are as follows at:

	DECEMBER 31,
	2001	2000
Deferred tax assets (liabilities):
Allowance for doubtful accounts and inventory differences	$1,364	$2,582
Net operating loss carry-forwards	5,400	7,367
Alternative minimum tax carryover	408	241
Accelerated depreciation and other	(806)	(1,002)

	6,366	9,188
Valuation allowance	(5,400)	(6,540)

Net deferred tax asset	$966	$2,648

Reconciliation to financial statements:
Current deferred tax asset	$1,364	$1,943
Long-term deferred tax asset	626	1,074
Other long-term obligations	(1,024)	(369)

Net deferred tax asset	$966	$2,648

        The valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. Reconciliations of the income tax provision to income taxes based on the 34% federal statutory rate are as follows:

	2001	2000	1999
Federal income taxes based on 34% of pre-tax income	$2,646	$952	$490
State income taxes, net of federal benefit	468	170	57
Recognition of deferred tax asset for federal net operating loss carry-forwards	—	(204)	(1,347)
Other	(14)	222	32

Income tax provision (benefit)	$3,100	$1,140	$(768)

17. Earnings Per Share

        Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	2001	2000	1999
Diluted Earnings:
Income available to common stockholders	$2,483	$1,116	$1,729
Subsidiary options	(123)	—	—

Diluted earnings	$2,360	$1,116	$1,729

Diluted Weighted Average Shares Outstanding:
Common stock	6,444	6,442	6,150
Options	204	42	—

Diluted weighted average shares outstanding	6,648	6,484	6,150

Diluted earnings per share	$0.35	$0.17	$0.28

        At December 31, 2001, 2000 and 1999, 500,000 shares of zero coupon redeemable convertible preferred shares, which were convertible into 500,000 common shares, and its related accretion was excluded from the computation of diluted earnings per share ("EPS") because their inclusion would have had an antidilutive effect on EPS. In addition, certain subsidiary options and warrants were also excluded from the computation of diluted EPS at December 31, 2001, 2000 and 1999 because their inclusion would have had an antidilutive effect on consolidated EPS.

18. Related Party Transactions

        In 1999, the Company sold 1,136,364 shares of Class A Common Stock for $5,000 in a private placement to an affiliate of the Company's controlling stockholder (see Note 3).

        The Company has an agreement with Capital Partners, Inc. ("CPI"), a shareholder of the Company. CPI and its affiliates and principals owned 83% of the Company's common shares at both December 31, 2001 and 2000. Under the agreement, CPI provides certain advisory services and management services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. Fees paid by the Company to CPI are based upon the greater of either a fixed dollar amount or 5% of earnings before income taxes, depreciation and amortization, as defined. Subsequent to the acquisition of WC Holdings, the minimum annual fixed dollar amount is $1,085. Fees paid to CPI are generally subordinate to the rights of the lenders to the Company. In addition, the Company has agreed to pay fees to CPI for acquisition opportunities presented to the Company by CPI at usual and customary rates for investment banking fees for transactions of similar size and complexity. The agreement is renewable annually. Fees incurred by the Company to CPI were $1,191, $1,153 and $1,092 in the years ended December 31, 2001, 2000 and 1999, respectively, and are included in selling, general, and administrative expenses in the Consolidated Statements of Income. Amounts due to CPI were $266 and $188 at December 31, 2001 and 2000, respectively.

        A director who joined the Board during 2001 is a senior counsel in a law firm, which the Company engages on a regular basis to perform legal services. Total amounts paid to the law firm were $111, $64 and $437 for the years ended December 31, 2001, 2000 and 1999, respectively.

19. Commitments and Contingencies

        The Company rents showrooms, office space and certain equipment under operating lease agreements. The Company through its subsidiary, WC Holdings, leases a 70,000 square foot office building in Dublin, Ohio that is used as this subsidiary's principal office facilities. The lease for the building is for a term of 15 years, which began in 1997, provides for annual rent payments and requires the Company to pay all operating expenses for the building. The lease also provides for three renewal options of five years each, an option to purchase the building between the fourth and fifth years of the lease term at a price determined under a formula based on the rentable and unimproved square footage of the building, and a right of first offer to purchase the building before the landlord enters into a contract to sell the building to a third party. The lease restricts WC Holdings' subsidiary, CompManagement, Inc., from paying a dividend, or otherwise distributing funds or assets outside the ordinary course of business to Health Power, Inc. or another affiliate unless CompManagement, Inc. meets certain tangible net worth requirements. WC Holdings also leases office space in Akron, Cincinnati, Cleveland and Toledo, Ohio; Richmond and Chantilly, VA; Seattle, Washington; Charleston, West Virginia; and Lexington, Kentucky. These spaces are used as regional offices and service centers for its operations. Certain office and school space with leases expiring in April 2002, included in the following table, is rented by Primrose from Security Capital's redeemable preferred stockholder for which the rental expense will be $46 for 2002. The Company also has operating leases at other subsidiaries which contain renewal options and escalation clauses.

        Future minimum rental commitments at December 31, 2001 are as follows:

2002	$3,186
2003	2,601
2004	2,185
2005	2,026
2006	2,024

Total	$12,022

        The Company had rent expense of $3,670, $563 and $362 for 2001, 2000 and 1999, respectively. Total rent expense includes amounts paid by WC Holdings to related parties of $177 and $174 in 2001 and 2000, respectively.

        Pumpkin and Possible Dreams are parties to agreements with certain artists and inventors which require payment of royalties based upon a percentage of net sales of certain products and other formulas as stated in the agreements. Under these agreements, the Company had royalty expense of $224, $226 and $315 in 2001, 2000 and 1999, respectively.

        The purchase agreement for the Company's 1997 acquisition of Pumpkin provides for additional payments which were contingent upon future Pumpkin's EBITDA. At a minimum, the Company will be required to make additional payments totaling $120 annually with that annual additional payment increasing to $1,600 in any year in which Pumpkin's EBITDA is greater than $2,400. During 2001, 2000 and 1999, Pumpkin's EBITDA exceeded $2,400, and accordingly, during the years ended December 31, 2001, 2000 and 1999, the Pumpkin recorded an additional obligation of $40 annually. Additionally since Pumpkin's four year average EBITDA exceeded the specified threshold, the seller is entitled to an additional $1,812 earnout amount payable in 2004. This amount is shown on the balance sheet in long-term debt and has been recorded as an addition to goodwill.

Concentrations

        Possible Dreams purchased approximately 82% and 76% of its supplies from two companies during 2001 and 2000, respectively. The loss of either supplier could have an adverse effect on future operating results and financial condition.

        Approximately 43% and 35% of Pumpkin's gross sales during 2001 and 2000, respectively, were to their three largest customers. Pumpkin purchased approximately 47% and 50% of its supplies from two companies during 2001 and 2000, respectively. The loss of any of its three largest customers or either of its two largest suppliers could have an adverse effect on Pumpkin's future operating results and financial condition.

        WC Holdings, Inc. subsidiaries earned 84% of its revenues in the state of Ohio.

Contingencies

        The Company is party to several legal actions arising in the ordinary course of business. In management's opinion, the Company has adequate legal defenses to these actions, such that the resolution of such matters will not have a material effect on the financial position or future operating results of the Company.

20. Holding Company Information

        Total assets of Security Capital (the holding company) net of investments in and amounts due from subsidiaries was approximately $474 and 735, which includes approximately $405 and $200, of current assets at December 31, 2001 and 2000, respectively. In addition, the redeemable convertible preferred stock discussed in Note 9 is a holding company obligation. Holding company revenues were: $1,101, $688, and $67 for the years ended December 31, 2001, 2000, and 1999, respectively. Holding company expenses were: $1,730, $1,241, and $1,003 for the years ended December 31, 2001, 2000, and 1999, respectively.

21. Segment Disclosure

        Following the 2000 acquisition of WC Holdings and the 1999 acquisition of Primrose, the Company has three segments. The employer cost containment-related services segment consists of WC Holdings which, through its subsidiary Health Power, provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers' compensation insurance. The seasonal products segment consists of Pumpkin and Possible Dreams. The Company's activities principally are in the design, importing and manufacturing of Halloween and Christmas products. The educational services segment consists of Primrose. Management evaluates performance of its segments based upon adjusted EBITDA, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense, management fees and non-recurring charges or gains. EBITDA is used to evaluate performance because the Company feels that it is the true measurement of its ability to generate cash flow and is a widely-accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flow from operating activities in accordance with accounting principles generally accepted in the United States. The accounting policies of the segments are the same as those described in Note 1. There are no intersegment sales.

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Revenues from external customers:
Employer cost containment-related services	$53,634	$1,301	$—
Seasonal products	31,900	33,759	33,117
Educational services	7,652	6,844	4,228

Total revenues	$93,186	$41,904	$37,345

Segment income (adjusted EBITDA):
Employer cost containment-related services	$10,850	$369	$—
Seasonal products	6,313	6,704	5,852
Educational services	3,442	3,204	1,770

Total segment income	20,605	10,277	7,622
Reconciliation to net income:
Amortization and depreciation expense	(6,066)	(2,436)	(1,886)
Interest expense	(5,826)	(3,442)	(3,122)
Income tax (expense)/benefit	(3,100)	(1,140)	768
Minority interest expense	(642)	(236)	(273)
Management fees	(1,191)	(700)	(692)
Other expense	(544)	(507)	(236)
Corporate and other expenses	(401)	(391)	(246)

Net income	$2,835	$1,425	$1,935

	DECEMBER 31, 2001		DECEMBER 31, 2000
	Total Assets	Long-lived Assets	Total Assets	Long-lived Assets
Segment assets:
Employer cost containment-related services	$47,282	$37,352	$43,462	$34,595
Seasonal products	31,981	14,019	27,563	14,065
Educational services	27,496	25,501	28,494	27,011
Corporate and other	526	159	1,038	837

Total assets	$107,285	$77,031	$100,557	$76,508

22. Subsequent Events

        Pursuant to the provisions of the 2000 Long-Term Incentive Plan, on February 1, 2002, the Company granted options to a director to acquire 24,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $9.65. These 24,000 options vest over a three-year period, with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant. Subject to termination of the grantee's directorship, these options expire ten years from the date of grant and are not transferable other than on death.

        In a loan and security agreement with an effective date of December 31, 2001 and a funded date of January 3, 2002, Possible Dreams entered into a new financing facility with LaSalle Business Credit, Inc. that provides for a $12,700 revolving line of credit and two separate term loans, Term Loan A for $1,500 and Term Loan B for $1,800. Amounts drawn on the new line of credit bear interest at the prime rate or LIBOR plus 2.50%. Term Loan A and Term Loan B are payable in monthly installments through December 2004 and January 2004, respectively, with Term Loan A also requiring a balloon principal payment in December 2004 of $1,075. Both term loans bear interest at the prime rate plus 1/2% or LIBOR plus 3%. Borrowings under the new facility are secured by substantially all of the assets of Possible Dreams. There were $213 in financing costs which were deferred and will be amortized over the life of the loan.

        On February 28, 2002, WC Holdings fully prepaid its $6,000 subordinated debt with Bank One Mezzanine which carried a 20% per annum interest rate and was due to be repaid in a balloon payment in December 2005. In addition to the principal amount, WC Holdings also was required to pay $431 in prepayment penalties. Cash flow from operations was sufficient to prepay this note and penalties without utilizing the Bank One revolving line of credit. WC Holdings' senior term debt with Bank One was amended to allow prepayment of the subordinated debt prior to repayment of the senior term debt and to concurrently increase the revolving facility from $4,500 to $5,000 effective February 28, 2002.

        The Company refinanced its debt at Primrose on April 5, 2002. The terms of the new debt are as follows: $3,200 term loan repayable at $624 per quarter beginning July 15, 2002 bearing interest at an interest rate of prime plus 2.0%, an additional $4,000 of non-amortizing term debt with a balloon payment due in September 2003 bearing interest at LIBOR plus 1.0% and a revolving facility of $1,000 (of which $681 was drawn at closing) bearing interest at LIBOR plus 3.0% or Prime plus 0.5% expiring in September 2003. To secure this debt, Primrose has pledged all of its assets, Primrose Holdings and the Company has guaranteed the debt and the Chairman of the Company has issued a personal guarantee for $4,000, for which he will receive a guarantee fee of 8% per annum of the declining average quarterly balance of his guarantee. This fee has been approved by both the Audit Committee and the Board of Directors. This guarantee entitles the Chairman to a subordinated interest in Primrose's assets, and Primrose agrees to reimburse the Chairman for any amount paid by him on this guarantee. In addition, the Company agrees to reimburse the Chairman for any amount paid by him on his guarantee in the event Primrose fails to reimburse him. The Company will use its best efforts to relieve the Chairman of his personal guarantee through the Company's setting aside of funds in a designated reserve bank account.

        In the second quarter of 2002, the Company will record a gain on the early extinguishment of debt associated with this Primrose refinancing of approximately $400 relating to the repurchase of warrants net of the write-off of original issue discount and deferred financing costs associated with the original debt.

        Maturities of long-term debt and other obligations for the next five years, reflective of the above refinancings which occurred subsequent to December 31, 2001, are as follows:

        $9,777—2002; $15,215—2003; $5,785—2004; $8,789—2005; $3,889—2006; and $784—thereafter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by Item 10 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2002 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2002 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by Item 12 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2002 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2002 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Financial Statements and Financial Statement Schedules
and (2)	See "Index to Consolidated Financial Statements" set forth in Item 8. of this Form 10-K.
(a)(3)	Exhibits Required To Be Filed By Item 601 of Regulation S-K

The documents required to be filed as exhibits to this Form 10-K are listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K is marked with an asterisk.
EXHIBIT NO.		DESCRIPTION OF DOCUMENT

3.1	—
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current Report dated June 22, 1990), and amendment thereto (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated February 23, 1994).

3.1A	—
Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1A to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).
3.1B	—
Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1B to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).
3.2	—	By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated June 22, 1990).
4.2	—	Reference is made to Exhibit 3.1.
10.7	—
Advisory Services Agreement dated as of April 27, 1990 and effective as of January 26, 1990, between Security Capital Corporation and Capital Partners, Inc. (incorporated by reference to Exhibit (10)(B) to the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 1991).
10.20	—
Registration Rights Agreement and Amendment to Stock Purchase Agreement dated as of March 28, 1994 among the Registrant, CP Acquisition and FGS, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-74680)).
10.23	—	Loan and Security Agreement dated as of December 31, 2001 (loan funds drawn on January 3, 2002) among Possible Dreams Ltd. and LaSalle Business Credit Inc.
10.24	—
Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.25	—
Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).
10.26	—
Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.27	—
Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).
10.28	—
Credit Agreement dated as of May 17, 1996 among Possible Dreams, P.D. Holdings, Inc., a Delaware corporation ("Holdings"), the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.29	—	Warrant dated May 17, 1996 from Possible Dreams to NationsCredit (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.30	—
Warrantholders Rights Agreement dated as of May 17, 1996 among Possible Dreams, Holdings, Security Capital Corporation ("Security Capital"), Warren Stanley and Arnold Lee and NationsCredit (incorporated by reference to Exhibit 6 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.31	—
Security Capital Pledge and Guarantee Agreement dated as of May 17, 1996 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 7 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.32	—	Holdings Pledge Agreement dated as of May 17, 1996 among Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 8 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.33	—
Investors Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 9 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.34	—
Sellers Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.38	—
First Amendment to Advisory Services Agreement dated as of May 17, 1996 by and between Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 14 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.39	—
Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 15 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.40	—
Asset Purchase Agreement dated as of June 27, 1997 by and among Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation (the "Seller"), Pumpkin Ltd., a Delaware corporation ("Pumpkin"), Pumpkin Masters Holdings, Inc., a Delaware corporation ("Pumpkin Holdings"), and the Registrant (incorporated by reference to Exhibit 1(c)(1) to the Registrant's Form 8-K Current Report dated June 27, 1977).
10.41	—
Credit Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.42	—	Warrant dated June 27, 1997 from Pumpkin to NationsCredit (incorporated by reference to Exhibit 1(c)(3) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.43	—
Warrantholders Rights Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Registrant, Seller and NationsCredit (incorporated by reference to Exhibit 1(c)(4) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.44	—
Company Security Agreement dated as of June 27, 1997 between Pumpkin and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.45	—
Pumpkin Holdings Pledge Agreement dated as of June 27, 1997 between Pumpkin Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(6) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.46	—
Security Capital Pledge and Guarantee Agreement dated as of June 27, 1997 between the Registrant and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.47	—
Security Capital Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.48	—
Investors Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.49	—
Seller Subordination Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(10) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.50	—
Stockholders' Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings and Gay Burke (incorporated by reference to Exhibit 1(c)(11) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.51	—	Loan and Security Agreement dated June 13, 2001 between Pumpkin and LaSalle Business Credit.
10.55	—
Advisory Services Agreement dated June 27, 1997, by and between Pumpkin and the Registrant (incorporated by reference to Exhibit 1(c)(16) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.56	—
Second Amendment to Advisory Services Agreement dated June 27, 1997 by and between the Registrant and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(17) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.57	—
Joinder Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and the Registrant to Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and the Registrant (incorporated by reference to Exhibit 1(c)(18) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.61	—
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

10.62	—
Credit Agreement, dated as of April 6th, 1997, among Primrose School Franchising Company, ("Primrose"), Holdings, the Lenders referred to therein and Canadian Imperial Bank of Commerce ("CIBC"), as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.63	—	Warrant Agreement, dated as of April 6th, 1999 between Security Capital and CIBC (incorporated by reference to Exhibit 1(c)(3) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.65	—
Management Advisory Services Agreement, dated as of April 6th, 1999, by and among Primrose, Metrocorp, Country Day and Security Capital (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.66	—
Third Amendment to Advisory Services Agreement, dated April 6th, 1999, by and between Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(6) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.67	—
Tax Sharing Joinder Agreement, dated April 6th, 1999, among Holdings, Primrose, Metrocorp, Country Day and Security Capital to Consolidated Income Tax Sharing Agreement, dated as of April 17th, 1996, among Possible Dreams, Ltd., P.D. Holdings, Inc. and Security Capital (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.68	—
Lease Agreement, dated April 6th, 1999 by and between Erwin Family Partnership, LLLP and Primrose (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.69	—	Lease Agreement, dated April 6th, 1999 by and between Paul L. Erwin and Country Day (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.70	—
Stockholders' Agreement dated as of December 21, 2000, by and among Security Capital, WC Holdings, Inc. ("WC Holdings"), HP Acquisition, Health Power, CompManagement, Inc. ("CMI"), CompManagement Health Systems, Inc. ("CHS"), M&N Enterprises, Inc. ("M&NE"), M&N Risk Management, Inc. ("M&NRM") (CMI, CHS, M&NE and M&NRM being collectively referred to with Health Power as the "Companies"), Robert J. Bossart, Jonathan R. Wagner, Richard T. Kurth, Randy E. Jones, Daniel R. Sullivan and Paul A. Miller (incorporated by reference to Exhibit 1(c)(4.1) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.71	—
Loan Agreement dated as of December 21, 2000, among each of the Companies, as borrowers, WC Holdings, as guarantor, and Bank One, N.A. ("Bank One"), as lender (incorporated by reference to Exhibit 1(c)(99.1) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.72	—
Note Purchase Agreement dated as of December 21, 2000, among WC Holdings, as borrower, each of the Companies, as a guarantor, and Banc One Mezzanine Corporation ("Banc One Mezzanine"), as purchaser (incorporated by reference to Exhibit 1(c) (99.2) to the Registrant's Form 8-K Current Report dated December 21, 2000).

10.73	—
Intercreditor and Subordination Agreement dated as of December 21, 2000, among the Companies, WC Holdings, Bank One and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.3) to the registrant's Form 8-K Current Report dated December 21, 2000).
10.74	—
Capital Contribution Agreement dated as of December 21, 2000, between Security Capital and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.4) to the Registrant's Form 8-K Current report dated December 21, 2000).
10.75	—
Tax Allocation Agreement dated as of December 21, 2000, among Security Capital, WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.5) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.76	—
Management Advisory Services Agreement dated as of December 21, 2000, among each of the Companies and Security Capital (incorporated by reference to Exhibit 1(c)(99.6) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.77	—
Fourth Amendment to Advisory Services Agreement dated as of December 21, 2000 between Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(99.7) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.78	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Robert J. Bossart (incorporated by reference to Exhibit 1(c)(99.8) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.79	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Jonathan R. Wagner (incorporated by reference to Exhibit 1(c)(99.9) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.80	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Richard T. Kurth (incorporated by reference to Exhibit 1(c)(99.10) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.81	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Randy E. Jones (incorporated by reference to Exhibit 1(c)(99.11) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.82	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Daniel R. Sullivan (incorporated by reference to Exhibit 1(c)(99.12) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.83	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Paul A. Miller (incorporated by reference to Exhibit 1(c)(99.13) to the Registrant's Form 8-K Current Report dated December 21, 2000).

10.84	—
Management Consulting Agreement dated as of December 21, 2000, among WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.14) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.85	—	CompManagement, Inc. Deferred Compensation Plan adopted December 21, 2000 (incorporated by reference to Exhibit 99.15 to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.87	—	Security Capital Corporation's 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 1(4.5) to the Registrant's Registration Statement on Form S-8 dated February 8, 2001).
21	—	Subsidiaries of the Registrant.
23.1	—	Consent of Ernst & Young LLP.
23.2	—	Consent of Deloitte & Touche LLP.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SECURITY CAPITAL CORPORATION
	By:	/s/ BRIAN D. FITZGERALD Brian D. Fitzgerald Chairman of the Board
Date: April 9, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	POSITION	DATE

/s/ BRIAN D. FITZGERALD Brian D. Fitzgerald	Chairman of the Board (Principal Executive Officer)	April 9, 2002
/s/ WILLIAM R. SCHLUETER William R. Schlueter	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 9, 2002
/s/ A. GEORGE GEBAUER A. George Gebauer	Vice Chairman	April 9, 2002
/s/ SAMUEL B. FORTENBAUGH Samuel B. Fortenbaugh	Director	April 9, 2002
/s/ JOHN H.F. HASKELL, JR. John H.F. Haskell, Jr.	Director	April 9, 2002
/s/ EDWARD W. KELLEY, JR. Edward W. Kelley, Jr.	Director	April 9, 2002
/s/ M. PAUL KELLY M. Paul Kelly	Director	April 9, 2002

QuickLinks

TABLE OF CONTENTS
PART I
Health Power (Employer Cost Containment-Related Services Segment)
Primrose (Educational Services Segment)
Pumpkin (Portion of Seasonal Products Segment)
Possible Dreams (Portion of Seasonal Products Segment)
PART II
Index To Consolidated Financial Statements
REPORT OF INDEPENDENT AUDITORS
INDEPENDENT AUDITORS' REPORT
SECURITY CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
SECURITY CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
SECURITY CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except shares)
SECURITY CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
SECURITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 (Amounts in thousands, except share and per share amounts)
OPTIONS OUTSTANDING
PART III
PART IV
SIGNATURES