Form 10-K/A
period 2001-12-31
SECURITY CAPITAL CORP/DE/
filed 2002-04-12
CIK 314340

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K/A to be signed on its behalf by the undersigned thereto duly authorized.

SECURITY CAPITAL CORPORATION
	By:	/s/ WILLIAM R. SCHLUETER William R. Schlueter Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 11, 2002

EXHIBIT INDEX

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
10.23	—	Loan and Security Agreement dated as of December 31, 2001 (loan funds drawn on January 3, 2002) among Possible Dreams Ltd. and LaSalle Business Credit Inc.*
10.24	—
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
10.51	—	Loan and Security Agreement dated June 13, 2001 between Pumpkin and LaSalle Business Credit.*
10.55	—
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
10.85	—	CompManagement, Inc. Deferred Compensation Plan adopted December 21, 2000 (incorporated by reference to Exhibit 99.15 to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.87	—	Security Capital Corporation's 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 1(4.5) to the Registrant's Registration Statement on Form S-8 dated February 8, 2001).
21	—	Subsidiaries of the Registrant.*
23.1	—	Consent of Ernst & Young LLP.
23.2	—	Consent of Deloitte & Touche LLP.*

*
Previously filed.

QuickLinks

SIGNATURES
EXHIBIT INDEX