Form 10-Q
period 2002-03-31
SECURITY CAPITAL CORP/DE/
filed 2002-05-15
CIK 314340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

1-7921

(Commission file number)

Security Capital Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3003070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Pickwick Plaza, Suite 310, Greenwich, CT. 06830
(Address of principal executive offices, including zip code)

(203) 625-0770
(Registrant’s telephone number, including area code)

N.A.
(Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

As of May 14, 2002, there were 6,450,587 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2002 (Unaudited)	December 31, 2001 (Note 1)
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$5,171	$11,562
Accounts receivable (less allowances for doubtful accounts of $614 and $850, respectively)	12,770	11,111
Inventories	4,894	4,557
Deferred tax assets	1,153	1,364
Other current assets	1,684	1,660
Total current assets	25,672	30,254
Property and equipment (less accumulated depreciation of $3,491 and $2,943, respectively)	5,292	5,385
Goodwill (less accumulated amortization of $7,149 and $7,149, respectively)	60,290	60,290
Franchise agreements (less accumulated amortization of $1,240 and $1,135, respectively)	7,510	7,615
Other intangible assets (less accumulated amortization of $1,679 and $1,539, respectively)	2,555	2,453
Deferred tax assets	408	626
Other assets	769	662
Total assets	$102,496	$107,285
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other obligations	$7,898	$9,591
Accounts payable	2,619	2,549
Accrued expenses and other liabilities	5,871	5,977
Unearned revenues	17,191	12,103
Notes payable	3,425	6,600
Total current liabilities	37,004	36,820

Long-term debt	27,299	33,873
Other long-term obligations	3,868	2,887
Total liabilities	68,171	73,580
Minority interests	3,725	3,553
Redeemable convertible preferred stock (liquidation value – $5,000)	2,962	2,867
Stockholders’ equity:
Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	66,433	66,528
Accumulated deficit	(38,775)	(39,223)
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	27,638	27,285
Total liabilities and stockholders’ equity	$102,496	$107,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2002	2001 (as restated, see Note 1)
	(in thousands except per share amounts)
Revenues:
Employer cost containment-related services	$15,268	$11,495
Seasonal products	2,894	2,779
Educational services	2,275	1,822
Total revenues	20,437	16,096

Cost of revenues:
Employer cost containment-related services	1,568	1,067
Seasonal products	1,744	1,298
Educational services	373	321

Total cost of revenues	3,685	2,686

Gross profit	16,752	13,410

Selling, general and administrative expenses	13,605	11,324
Amortization and depreciation	711	1,439

Operating income	2,436	647
Interest expense	(1,235)	(1,355)
Other expense	(33)	(194)

Income (loss) before income taxes and minority interest	1,168	(902)
Income tax (expense) benefit	(548)	246
Minority interest in (income) loss of consolidated subsidiaries	(172)	87

Net income (loss)	448	(569)

Less: preferred stock accretion	(95)	(84)

Income available (loss attributable) to common stockholders	$353	$(653)

Basic earnings (loss) per share	$0.05	$(0.10)
Diluted earnings (loss) per share	$0.04	$(0.10)

Basic weighted average shares used in computation	6,451	6,442
Diluted weighted average shares used in computation	6,696	6,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2002	2001 (as restated, see Note 1)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$448	$(569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	632	279
Warrant (income) expense	169	(79)
Amortization	290	946
Depreciation	536	514
Minority interest in income (loss) of consolidated Subsidiaries	172	(87)
Unrealized (gain) loss on derivatives	(109)	319
Changes in operating assets and liabilities:
Accounts receivable	(1,639)	128
Inventories	(337)	(694)
Other current assets	(150)	(88)
Accounts payable, accrued expenses and other liabilities	5,769	1,481
Net cash provided by operating activities	5,781	2,150

Cash flows from investing activities:
Capital expenditures	(368)	(211)
Payments for acquired businesses and acquired product lines	(15)	(292)
Net cash used in investing activities	(383)	(503)

Cash flows from financing activities:
Proceeds from long-term borrowings	3,300	—
Repayments of long-term borrowings	(11,665)	(2,385)
Payments of capital leases	(22)	—
Proceeds from lines of credit	—	954
Repayment of lines of credit	(3,175)	(1,000)
Deferred financing costs incurred	(227)	—
Net cash used in financing activities	(11,789)	(2,431)

Decrease in cash and cash equivalents	(6,391)	(784)
Cash and cash equivalents, beginning of period	11,562	5,777
Cash and cash equivalents, end of period	$5,171	$4,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to Condensed Consolidated March 31, 2002 Financial Statements (unaudited)

(Amounts in thousands, except share and per share amounts and percentages)

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

Due to the seasonality of the seasonal products segment, the interim results of Security Capital Corporation (“Security Capital”) and its four portfolio subsidiaries (together with Security Capital, referred to as the “Company”) are not indicative of full year results.  Also, working capital levels for this segment historically fluctuate substantially during different points of the year.  The seasonal products segment ships products throughout the year, with approximately 61% of its shipments in the third quarter, and provides extended payment terms to some of its customers for seasonal merchandise.  Accordingly, this segment collects a substantial portion of its accounts receivable in the fourth calendar quarter.  As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters.  Also due to this seasonal pattern, the seasonal products segment has greater working capital needs in its peak season, experiences higher borrowing levels during the first and second quarters of the year as the segment funds its inventory build-up and experiences greater cash availability in its fourth calendar quarter.

The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of Security Capital Corporation on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with the current period classifications.

The Company has restated its Condensed Consolidated Statement of Operations and its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2001 to record the fair value of a derivative instrument which was entered into to modify the risk of interest rate fluctuations.  The net effect of this adjustment was to increase the first quarter 2001’s net loss as reported by $150 and to increase the first quarter 2001’s basic and diluted loss per common share as reported by $0.02.  The net effect of this adjustment on the component reported items of the Condensed Consolidated Statement of Operations was to increase the first quarter 2001’s other expense as reported by $319, to increase the first quarter 2001’s income tax benefit as reported by $131, to increase the first quarter 2001’s minority interest in loss of consolidated subsidiaries as reported by $38,  to increase the first quarter 2001’s net loss as reported by $150 and to increase the first quarter 2001’s net loss to common stockholders as reported by $150. The net effect of this adjustment on the component reported items of the Condensed Consolidated Statement of Cash Flows was to increase the first quarter 2001’s net loss as reported by $150, to reduce the first quarter 2001’s deferred tax expense as reported by $131, to increase the first quarter 2001’s minority interest in loss of consolidated subsidiaries by $38 and to reflect in the first quarter 2001 an unrealized loss on derivatives of $319.  There was no net effect on net cash provided by operating activities.

(2)  Organization And Description of Business

Security Capital operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments.  Currently, Security Capital has four portfolio operating subsidiaries, known as WC Holdings, Pumpkin, Possible Dreams and Primrose.  As a result of a December 2000 acquisition through a 100%-owned subsidiary, WC Holdings, Inc., Security Capital Corporation has an 80% equity interest in Health Power, Inc., which provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care, workers’ compensation insurance and the direct and indirect costs associated therewith.  Health Power’s activities are primarily centered in Ohio, Virginia, Maryland and, to a lesser extent, in other Middle Atlantic states, Indiana, Colorado and Washington.  Pumpkin is an 80%-owned subsidiary in the business of designing and distributing pumpkin carving kits and related accessories.  Pumpkin distributes its products primarily throughout the United States and also in Canada and Europe.  Possible Dreams is a wholly-owned subsidiary that operates as a designer, importer and distributor of collectible figurines and giftware.  Possible Dreams distributes its products throughout the United States.  Primrose is a 98%-owned subsidiary involved in the franchising of educational child care centers.  Primrose also operates one child care center.  Currently, Primrose schools are located throughout the United States except in the Northeast and Northwest.

(3)  Inventories

	March 31, 2002	December 31, 2002
	(in thousands)

Finished goods	$4,241	$4,139
Raw materials	653	418

Total	$4,894	$4,557

(4)  Other Expense

	For the Three Months Ended March 31,
	2002	2001 (restated)
	(in thousands)
Interest income	$22	$46
Warrant (expense) income	(169)	79
Gain (loss) on derivatives	109	(319)
Other income (expense)	5	—

Total	$(33)	$(194)

(5)  Acquisition of Trigon Administrators, Inc.

On April 1, 2001, the Company’s subsidiary, Health Power, Inc., acquired 100% of the outstanding common stock of Trigon Administrators, Inc., a third party administrator in Virginia, Maryland and North Carolina.

The following unaudited pro forma financial information presents the combined results of the Company and Trigon Administrators, Inc. as if the acquisition had taken place on January 1, 2001. The pro forma amounts give effect to certain adjustments, including the amortization of goodwill and intangibles, increased interest expense and income tax effects.  This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future:

For the Three Months Ended March 31, 2001
(in thousands)
Pro Forma:
Revenues	$18,715
Net loss	$(384)
Net loss to common stockholders	$(468)
Basic loss per common share	$(0.07)
Diluted loss per common share	$(0.07)

(6)  Earnings Per Share

Diluted earnings per share reflect per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock.  The following reconciles amounts reported in the condensed financial statements:

	For the Three Months Ended March 31,
	2002	2001 (restated)
	(in thousands, except share and per share amounts)
Diluted Earnings:

Income available (loss attributable) to common stockholders	$353	$(653)
Subsidiary options	(81)	—
Diluted earnings	$272	$(653)

Diluted Weighted Average Shares Outstanding:

Common stock	6,451	6,442
Options	245	—
Diluted weighted average shares outstanding	6,696	6,442
Diluted earnings per share	$0.04	$(0.10)

At March 31, 2002 and 2001, 500,000 shares of zero coupon redeemable convertible preferred shares, which were convertible into 500,000 common shares, and their related accretion were excluded from the computation of diluted earnings per share (“EPS”) because their inclusion would have had an antidilutive effect on EPS.  In addition, certain subsidiary options were excluded from the computation of diluted EPS at March 31, 2002 and 2001 because their inclusion would have had an antidilutive effect on consolidated EPS.  At March 31, 2002, Security Capital options to purchase 285,000 shares of common stock at ranges of $10.31 to $12.69 were not included in the computation of dilutive EPS because the options' exercise prices were greater than the average market price of the common stock.  At March 31, 2001, options to purchase 525,000 shares of common stock at $6.125 were not included in the computation of dilutive EPS because their inclusion would have had an antidilutive effect on consolidated EPS.

(7)  Segment Disclosure

The Company has three segments.  The employer cost containment-related services segment consists of WC Holdings which, through its subsidiary Health Power, provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  The seasonal products segment consists of Pumpkin and Possible Dreams.  The segment’s activities principally are in the design and distribution of pumpkin carving kits and related accessories and the design, importing and distribution of collectible figurines and giftware.  The educational services segment consists of Primrose.   Management evaluates performance of its segments based upon Adjusted EBITDA, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense, management fees and non-recurring charges or gains.  Adjusted EBITDA is used to evaluate performance because the Company feels that it is the true measurement of its ability to generate cash flow and is a widely-accepted financial indicator of value and ability to incur and service debt.  Adjusted EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with accounting principles generally accepted in the United States.  There are no intersegment sales.

	For the Three Months Ended March 31,
	2002	2001 (restated)
	(in thousands)
Revenues from external customers:
Employer cost containment-related services	$15,268	$11,495
Seasonal products	2,894	2,779
Educational services	2,275	1,822
Total revenues	$20,437	$16,096

Segment income (adjusted EBITDA):
Employer cost containment-related services	$3,530	$2,345
Seasonal products	(1,210)	(746)
Educational services	1,205	812
Total segment income	3,525	$2,411

Reconciliation to net income (loss):
Amortization and depreciation expense	(711)	(1,439)
Interest expense	(1,235)	(1,355)
Income tax (expense) benefit	(548)	246
Minority interest in (income) loss of consolidated subsidiaries	(172)	87
Management fees	(297)	(277)
Other expense	(33)	(194)
Corporate and other expenses	(81)	(48)
Net income (loss)	$448	$(569)

	March 31, 2002	December 31, 2001
	(in thousands)
Segment assets:
Employer cost containment-related services	$47,127	$47,282
Seasonal products	27,365	31,981
Educational services	27,379	27,496
Corporate and other assets	625	526

Total assets	$102,496	$107,285

(8)  Income Taxes

The Company has recorded income tax (expense) benefit at a rate of 47% and 27% for the three month periods ended March 31, 2002 and 2001, respectively, representing the Company’s estimate of the annual effective income tax rate.  The rise in the effective income tax rate for the first three months of 2002 as compared with the comparable period of the year is attributable to the fact that the prior year's comparable period's results were pre-tax losses containing non-tax-deductible goodwill amortization whereas this year there is a pre-tax profit containing no goodwill amortization in accordance with the adoption of SFAS 142 on January 1, 2002.

(9)  Modifications to Amounts and Operational Date of New Capital Lease

During the first quarter of 2001, Possible Dreams entered into a capital lease for computer equipment that expires in the second quarter of 2007, which is five years from the date of expected final installation.  At March 31, 2002, property and equipment included the equipment under this capital lease with a cost of $683, inclusive of additional amounts capitalized during the first quarter of 2002 totaling $76.  Possible Dreams will begin amortizing this cost over the 60-month lease term beginning on the date of final installation of the equipment, currently scheduled for the second quarter of 2002.

At March 31, 2002, future minimum lease payments under the capital lease obligation for the periods ending December 31 are as follows:

2002	$122
2003	162
2004	162
2005	162
2006	162
2007	41
811
Less amounts representing interest	(128)
$683

(10)  Debt

Pursuant to a loan and security agreement with an effective date of December 31, 2001 and a funded date of January 3, 2002, Possible Dreams entered into a new financing facility with LaSalle Business Credit, Inc. that provides for a $12,700 revolving line of credit and two separate term loans, Term Loan A for $1,500 and Term Loan B for $1,800.  Amounts drawn on the new line of credit bear interest at the prime rate or LIBOR plus 2.50%.  Term Loan A and Term Loan B are payable in monthly installments through December 2004 and January 2004, respectively, with Term Loan A also requiring a balloon principal payment in December 2004 of $1,075.  Both term loans bear interest at the prime rate plus ½% or LIBOR plus 3%.  Borrowings under the new facility are secured by substantially all of the assets of Possible Dreams.  There were $213 in financing costs which were deferred and are being amortized over the life of the loan.

On February 28, 2002, WC Holdings fully prepaid its $6,000 subordinated debt with Bank One Mezzanine which carried a 20% per annum interest rate and was due to be repaid in a balloon payment in December 2005.  In addition to the principal amount, WC Holdings also was required to pay $431 in prepayment penalties.  Cash flows from operations and cash on hand at the beginning of the quarter were sufficient to prepay this note and penalties without utilizing the Bank One revolving line of credit.  WC Holdings’ senior term debt with Bank One was amended to allow prepayment of the subordinated debt prior to repayment of the senior term debt and to concurrently increase the revolving facility from $4,500 to $5,000 effective February 28, 2002.

Subsequent to March 31, 2002, certain debt obligations of the Company’s subsidiary, Primrose, were refinanced.  See Note 15 for details.

(11)  Stock and Stock Options

Pursuant to the provisions of its 2000 Long-Term Incentive Plan, on February 1, 2002, the Company granted options to a director to acquire 24,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $9.65.  These 24,000 options vest over a three-year period, with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant.  Subject to termination of the grantee’s directorship, these options expire 10 years from the date of grant and are not transferable other than on death.

(12)  Subsidiary Stock Options

WC Holdings – Options to acquire 100 shares of Health Power, an 80%-owned subsidiary of WC Holdings, at approximately $1,626 per share, the fair value at the date of the grant, were granted to a subsidiary employee during the first quarter of 2002.  These options vest over an eight-year period but are subject to certain acceleration provisions.

(13)  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001.  Statement 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.  Statement 142 prohibits the amortization of goodwill and assets with indefinite lives.  Statement 142 requires that these assets be reviewed for impairment at least annually.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

During 2002, the Company will perform the first test for impairment of goodwill using the two-step process prescribed in Statement No. 142.  The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any.  The impact, if any, of the performance of this impairment testing will be determined in the second quarter of 2002.

The application of the non-amortization provisions of Statement No. 142 has increased net income (net of income tax of $273 and of minority interest of $85) in the first quarter of 2002 by approximately $436 ($0.07 per share basic and $0.05 per share diluted) whereas the effect on net income (net of income tax of $150 and of minority interest of $86) for the similar amortization charge for the first quarter of 2001 was approximately $510 ($0.08 per share basic and diluted).

The following table discloses what the effects of the non-amortization of goodwill would be for income and per share amounts for the periods displayed:

	March 31,
	2002	2001 (restated)
	(in thousands, except per share amounts)
As reported:
Net income (loss)	$448	$(569)
Less: preferred stock accretion	(95)	(84)
Income available (loss attributable) to common stockholders	$353	$(653)

Adjustment from non-amortization
Net income (net of income tax of $(150) and of minority interest of $(86))	$—	$510

As adjusted:
Net income (loss)	$448	$(59)
Less: preferred stock accretion	(95)	(84)
Income available (loss attributable) to common stockholders	$353	$(143)

Basic earnings (loss) per share	$0.05	$(0.02)
Diluted earnings (loss) per share	$0.04	$(0.02)

The following table displays the details of goodwill and intangible assets as of the dates shown.

	(in thousands)
	March 31, 2002		December 31, 2001
	Gross Assets	Accumulated Amortization	Gross Assets	Accumulated Amortization
Intangible assets subject to amortization:
Franchise agreements	$8,750	$1,240	$8,750	$1,135
Patents	1,295	593	1,279	553
Deferred financing costs	2,447	890	2,221	805
Curriculum	250	75	250	68
Health provider costing lists	153	32	153	24
Non-compete agreements	89	89	89	89
Total	$12,984	$2,919	$12,742	$2,674

	Three months ended	Three months ended
	March 31, 2002	March 31, 2001
Total amortization expense on the above intangible assets.	$175	$189

	2003	2004	2005	2006	2007
Estimated aggregate amortization expense by year	$700	$700	$700	$700	$700

	March 31, 2002	December 31, 2001
Intangible assets not subject to amortization: Goodwill	$60,290	$60,290

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which was adopted by the Company as of January 1, 2002.  The adoption of SFAS 144 did not impact the earnings and financial position of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13 and Technical Corrections.”  Among other things, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  The Company expects that the adoption of SFAS 145 during the second quarter of 2002 will result in the Company no longer recording the effects of an early extinguishment of debt as an extraordinary item, but rather as a component of interest expense.

(14)  Change in Company’s Board of Directors

On February 1, 2002, Edward W. Kelley, Jr. was appointed to the Board of Directors.  His term will run until the 2002 Annual Meeting of Stockholders.

(15)  Subsequent Events

The Company refinanced its debt at Primrose on April 5, 2002.  The terms of the new debt are as follows: $3,200 term loan repayable at $624 per quarter beginning July 15, 2002 bearing interest at the prime rate plus 2.0%, an additional $4,000 of non-amortizing term debt with a balloon payment due in September 2003 bearing interest at LIBOR plus 1.0% and a revolving facility of $1,000 (of which $681 was drawn at closing) bearing interest at LIBOR plus 3.0% or the prime rate plus 0.5%, expiring in September 2003.  To secure this debt, Primrose has pledged all of its assets, Primrose Holdings and the Company have guaranteed the debt and the Chairman of the Company has issued a personal guarantee for $4,000, for which he will receive a guarantee fee of 8% per annum of the declining average quarterly balance of his guarantee.  This fee has been approved by both the Audit Committee and the Board of Directors.  This guarantee entitles the Chairman to a subordinated interest in Primrose’s assets, and Primrose agrees to reimburse the Chairman for any amount paid by him on this guarantee.  In addition, the Company agrees to reimburse the Chairman for any amount paid by him on his guarantee in the event Primrose fails to reimburse him.  The Company will use its best efforts to relieve the Chairman of his personal guarantee through the Company’s setting aside of funds in a designated reserve bank account.

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

Results of Operations

Security Capital reported net income of $448,000 for the three months ended March 31, 2002. This compares to a net loss of $569,000 for the three months ended March 31, 2001. The Company reported basic and diluted earnings per common share of $0.05 and $0.04, respectively, for the three months ended March 31, 2002, as compared to basic and diluted loss per common share of $(0.10) and $(0.10), respectively, for the three months ended March 31, 2001.

Revenues increased by $4,341,000 or 27% to $20,437,000 for the three months ended March 31, 2002, as compared to the same period of the prior year.  This increase was primarily due to the $3,773,000 or 33% increase in the employer cost containment-related services segment revenues resulting from the inclusion of $2,599,000 in revenues from the operations acquired in Virginia and Maryland (Trigon Administrators) which were purchased on April 1, 2001 and therefore not included in the comparable results for the same period of the prior year.  This increase was also attributable to premium increases on existing lines of service and revenue generated from new insurance service products.

The Company’s seasonal products segment revenues increased by $115,000 or 4% to $2,894,000 for the three months ended March 31, 2002, as compared to the same period of the prior year.  The first quarter is the seasonal products segment’s traditionally slowest quarter.

Educational segment revenues increased by $453,000 or 25% to $2,275,000, for the three months ended March 31, 2002, as compared to the same period of the prior year, primarily due to increases in the size of its franchise network.  Total royalty revenue of the educational segment earned from system revenues increased $221,000 or 15% to $1,674,000 for the three months ended March 31, 2002, as compared to the same period of the prior year, due to same school revenue increases and the revenue contribution made by the 16 new schools opened since March 31, 2001.  As an additional performance measure of the increasing success of the educational services segment’s concept, the Company monitors the revenues generated by its franchisees.  Total education system revenue, or gross revenue of all educational-based child care center franchises, increased $3,134,000 or 15% to $24,128,000 for the three months ended March 31, 2002, as compared to the same period of the prior year.  This increase was generated as a result of a 19% increase in the number of educational-based childcare centers, which was 101 and 85 as of March 31, 2002 and 2001, respectively.

Selling, general and administrative expense increased by $2,281,000 or 20% to $13,605,000 for the three months ended March 31, 2002, as compared to the same period of the prior year, almost entirely due to increases in the employer cost containment-related services segment resulting from the Trigon Administrators, Inc. acquisition on April 1, 2001.

Amortization and depreciation expense decreased by $728,000 or 51% to $711,000 for the three months ended March 31, 2002, as compared to the same period of the prior year, primarily due to the application of the new rules on accounting for goodwill and other intangible assets effective January 1, 2002 resulting in the cessation of amortization of goodwill.  Amortization expense of goodwill included in the results shown for the three months ended March 31, 2001 was $746,000.

Interest expense decreased by $120,000 or 9% to $1,235,000 for the three months ended March 31, 2002, as compared to the same period of the prior year, primarily due to interest savings resulting from the refinancing of the seasonal products segment debt, whose interest expense declined by $74,000, and from reduced average debt in the educational services segment, where interest decreased by $137,000.  These declines were offset somewhat by increased interest expense of $91,000 in the employer cost containment-related services segment resulting from increased debt levels after the Trigon Administrators, Inc. acquisition on April 1, 2001 and the prepayment penalities paid in the first quarter of 2002 in conjunction with the prepayment of the $6,000,000 subordinated debt with Bank One Mezzanine.  Whereas this debt carried a 20% per annum interest rate, one month’s benefit from eliminating this high-interest-rate debt on February 28, 2002 offset the other interest expense increases in this segment from the comparable period of the prior year and will beneficially impact interest expense for the remainder of the year.

Seasonality

The seasonal products segment consists of Possible Dreams and Pumpkin.  This segment experiences a significant seasonal pattern in its working capital requirements and operating results.  The seasonal segment for the two previous years received orders representing approximately 41% and 35% of its annual bookings during the first and second quarters, respectively.  It ships products throughout the year, with approximately 61% of its shipments in the third quarter.  Temporary employees are hired to accommodate peak shipping periods.  This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter.  Due to the seasonal pattern, the seasonal products’ segment has had greater working capital needs in its peak season and has experienced greater cash availability in its fourth calendar quarter.  As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters.  The Company expects this seasonal pattern to continue for the foreseeable future.  The seasonal products segment has historically financed its operations through internally-generated cash flow and short term seasonal borrowings.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $6,391,000 from $11,562,000 at December 31, 2001 to $5,171,000 at March 31, 2002. The employer cost containment-related services segment’s cash decreased by $2,335,000 primarily attributable to its first quarter prepayment of its $6,000,000 subordinated debt with Bank One Mezzanine which carried a 20% per annum interest rate and was due to be repaid in a balloon payment in December 2005.  In addition to the principal amount, WC Holdings also was required to pay $431,000 in prepayment penalties.  Cash flows from operations, net of cash outflows for scheduled term debt payments of $1,400,000 and capital expenditures of $276,000, were sufficient to pay all but $2,188,000 of this note prepayment and penalties without utilizing the Bank One revolving line of credit.  The cash decrease was due to its utilization for this purpose.  The seasonal products segment’s cash decreased by $4,234,000 which was primarily attributable to payments made on one of its revolving lines of credit.  Cash increased slightly in both the educational services segment and the corporate holding company to offset somewhat the above decreases.

The Company’s consolidated working capital decreased by $4,766,000 from a deficit of $6,566,000 at December 31, 2001 to a deficit of $11,332,000 at March 31, 2002.  The most significant contributor to this decrease was the $6,391,000 decrease in cash discussed above.  The employer cost containment-related services segment’s working capital decreased by $4,900,000 inclusive of its $2,335,000 reduction of cash noted above coupled with the $5,314,000 increase in its unearned revenue liability due to its recording of unearned revenues as cash is received which is primarily during the fourth quarter and into the early part of the first quarter and amortizing these to income over the balance of the year.  The unearned revenue recorded on the Company’s March 31, 2002 balance sheet attributable to this segment was $15,451,000. The seasonal products segment working capital remained relatively unchanged, and the educational segment’s working capital increased by approximately $642,000 primarily due to its operating results.

The Company, in aggregate, maintains four revolving lines of credit, with $3,425,000 outstanding and $6,278,000 additional availability (net of borrowing base restrictions) at March 31, 2002.   The Company’s employer cost containment-related services segment maintains a $4,500,000 revolving line of credit, which had no balance outstanding and $4,500,000 available at March 31, 2002. The seasonal products segment, in aggregate, maintains two revolving lines of credit, which had combined balances of $2,825,000 outstanding and $878,000 additional availability (net of borrowing base restrictions) at March 31, 2002.  This segment’s amounts of revolving lines of credit outstanding will continue to increase through the third quarter due to this segment’s seasonal pattern.  The Company’s educational services segment maintains a $1,500,000 revolving line of credit, which had a balance of $600,000 outstanding and $900,000 available at March 31, 2002.  Borrowings under the revolving lines of credit may be limited to a borrowing base, as defined in the notes to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which could restrict availability.

Total term debt, exclusive of original issue discount but inclusive of capital lease obligations, decreased by $8,409,000 from $44,239,000 at December 31, 2001 to $35,830,000 at March 31, 2002, due to scheduled payments on all term debt and the February 28, 2002 prepayment of the employer cost containment-related services segment’s $6,000,000 subordinated debt with Bank One Mezzanine.  Term debt in the aggregate carried an approximate 6.29% weighted average borrowing rate at March 31, 2002 and an approximate 7.30% weighted average borrowing rate for the three month period ended March 31, 2002.  Current maturities of term debt, exclusive of original issue discount but inclusive of current capital lease obligations, were $8,526,000.

Term debt has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratios, interest coverage ratios, fixed charge ratios and maximum lease expenses.  At March 31, 2002, Possible Dreams was not in compliance with its minimum EBITDA covenant.  Possible Dreams has received a waiver and expects to be in compliance by the end of the second quarter.

The Company expects no major capital expenditures during the calendar year 2002.

The Company has applied the new rules on accounting for goodwill and other intangible assets effective January 1, 2002 and has therefore ceased amortization of goodwill.  Amortization expense of goodwill included in the results shown for the three months ended March 31, 2001 was $746,000.  During 2002, the Company will perform the first of the required impairment tests of goodwill.  The impact, if any, of the performance of these required impairment tests will be determined in the second quarter of 2002.  Franchise agreements and other intangible assets with finite lives are amortized on a straight-line basis over their useful lives as defined in the notes to the audited financial statements included in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2001. Management continues to believe that the amortization periods utilized are appropriate.

The Company’s quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company’s financial performance during any particular quarter or year.  Such factors include, but are not limited to those listed under Item 5. of Part II of this Report on Form 10-Q.  The Company introduced a number of new products in its target markets in 2001 and plans to introduce additional products in 2002 which are expected to enhance future revenues and liquidity of the Company.  However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability.  The Company believes that cash flows from operating activities and the successful introduction of its new products and continued growth of its franchises and its employer cost containment-related services business, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company’s debt service obligations, working capital needs and planned capital expenditures for at least the next 12 months, although there can be no assurance in this regard.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company.  The Company is exposed to market risk associated with changes in interest rates.  The Company’s notes payable and long-term debt bear interest primarily at variable rates.  The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt.  The effect of a one percentage point change per annum in interest rates would have impacted interest expense by approximately $74,000 for the three months ended March 31, 2002.

PART II – OTHER INFORMATION

Item 5.  Other Information

Forward Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provision of the Private Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.  Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation insurance in Ohio and the other states in which the Company’s employer cost containment-related services segment operates, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, the availability and cost of materials and the impact that prolonged longshoremen labor strikes would have on the availability and cost of imported materials and product, the Company’s ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company’s competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the manufacturing facilities of the Company’s suppliers, interest rate and foreign exchange fluctuations, political stability in the Pacific Rim and the Company’s ability to attract qualified franchisees.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 1                           Loan Agreement, dated as of April 5, 2002, among Primrose School Franchising Company, as Borrower, Primrose Holdings, Inc. and Security Capital Corporation, as Corporate Guarantors, and Bank One, N.A., as Lender.

Exhibit 2                           Unconditional Corporate Guaranty Agreement, dated as of April 5, 2002, between Security Capital Corporation and Bank One, N.A.

Exhibit 3                           Fifth Amendment to Advisory Services Agreement, dated as of April 5, 2002, by and between Security Capital Corporation and Capital Partners, Inc.

Exhibit 4                           Amended and Restated Management Advisory Services Agreement, dated as of April 5, 2002, between Jewel I, Inc. d/b/a Primrose Country Day School and Primrose School Franchising Company and Security Capital Corporation

Exhibit 5         Reimbursement Agreement, dated as of April 5, 2002, by and between Brian D. Fitzgerald, Security Capital Corporation and Primrose School Franchising Company

Exhibit 6         Guaranty Fee Agreement, dated as of April 5, 2002, by and between Security Capital Corporation and Brian D. Fitzgerald

(b)  Reports on Form 8-K:   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION

Date: May 14, 2002	By: /s/ Brian D. Fitzgerald
Brian D. Fitzgerald
President

Date: May 14, 2002	By: /s/ William R. Schlueter
William R. Schlueter
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit 1

Loan Agreement, dated as of April 5, 2002, among Primrose School Franchising Company, as Borrower, Primrose Holdings, Inc. and Security Capital Corporation, as Corporate Guarantors, and Bank One, N.A., as Lender.

Exhibit 2	Unconditional Corporate Guaranty Agreement, dated as of April 5, 2002, between Security Capital Corporation and Bank One, N.A	.

Exhibit 3	Fifth Amendment to Advisory Services Agreement, dated as of April 5, 2002, by and between Security Capital Corporation and Capital Partners, Inc.

Exhibit 4

Amended and Restated Management Advisory Services Agreement, dated as of April 5, 2002, between Jewel I, Inc. d/b/a Primrose Country Day School and Primrose School Franchising Company and Security Capital Corporation

Exhibit 5	Reimbursement Agreement, dated as of April 5, 2002, by and between Brian D. Fitzgerald, Security Capital Corporation and Primrose School Franchising Company

Exhibit 6	Guaranty Fee Agreement, dated as of April 5, 2002, by and between Security Capital Corporation and Brian D. Fitzgerald