Form 10-Q
period 2002-06-30
SECURITY CAPITAL CORP/DE/
filed 2002-08-14
CIK 314340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐.

As of August 14, 2002, there were 6,450,587 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$835	$11,562
Restricted cash	1,301	—
Accounts receivable (less allowances for doubtful accounts of $726 and $850, respectively)	15,583	11,111
Inventories	7,458	4,557
Deferred tax assets	1,380	1,364
Other current assets	1,518	1,660
Total current assets	28,075	30,254
Property and equipment (less accumulated depreciation of $3,785 and $2,943, respectively)	5,335	5,385
Goodwill (less accumulated amortization of $7,149 and $7,149, respectively)	60,290	60,290
Franchise agreements (less accumulated amortization of $1,344 and $1,135, respectively)	7,406	7,615
Other intangible assets (less accumulated amortization of $1,548 and $1,539, respectively)	2,232	2,453
Deferred tax assets	—	626
Other assets	999	662
Total assets	$104,337	$107,285
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other obligations	$12,298	$9,591
Accounts payable	4,544	2,549
Accrued expenses and other liabilities	6,065	5,977
Unearned revenues	9,658	12,103
Revolving lines of credit	11,507	6,600
Total current liabilities	44,072	36,820

Long-term debt	21,376	33,873
Other long-term obligations	2,586	2,887
Total liabilities	68,034	73,580
Minority interests	3,957	3,553
Redeemable convertible preferred stock (liquidation value - $5,000)	3,061	2,867
Stockholders’ equity:
Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	66,334	66,528
Accumulated deficit	(37,029)	(39,223)
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	29,285	27,285
Total liabilities and stockholders’ equity	$104,337	$107,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
		(as restated, see Note 1)		(as restated, see Note 1)
	(in thousands, except per share amounts)
Revenues:
Employer cost containment-related services	$15,411	$14,180	$30,679	$25,675
Seasonal products	5,290	5,786	8,184	8,565
Educational services	2,025	2,066	4,300	3,888
Total revenues	22,726	22,032	43,163	38,128
Cost of revenues:
Employer cost containment-related services	1,752	1,292	3,320	2,359
Seasonal products	2,650	3,028	4,394	4,326
Educational services	324	358	697	679
Total cost of revenues	4,726	4,678	8,411	7,364
Gross profit	18,000	17,354	34,752	30,764
Selling, general and administrative expenses	14,260	12,963	27,865	24,287
Amortization and depreciation	709	1,519	1,420	2,958
Operating income	3,031	2,872	5,467	3,519
Interest expense	(1,730)	(1,513)	(2,965)	(2,868)
Other income	1,430	232	1,397	38
Income before income tax expense and minority interest	2,731	1,591	3,899	689
Income tax expense	(753)	(743)	(1,301)	(497)
Minority interest in income of consolidated subsidiaries	(232)	(214)	(404)	(127)

Net income	1,746	634	2,194	65
Less: preferred stock accretion	(99)	(86)	(194)	(170)
Income available (loss attributable) to common stockholders	$1,647	$548	$2,000	$(105)

Basic earnings (loss) per common share	$0.26	$0.09	$0.31	$(0.01)

Diluted earnings (loss) per common share	$0.23	$0.08	$0.28	$(0.02)

Basic weighted average shares used in computation	6,451	6,442	6,451	6,442
Diluted weighted average shares used in computation	7,146	6,755	6,647	6,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
		(as restated, see Note 1)
	(in thousands)
Cash flows from operating activities:
Net income	$2,194	$65
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	912	851
Warrant expense (income)	156	(223)
Amortization	1,502	2,151
Depreciation	1,051	1,086
Minority interest in income of consolidated subsidiaries	404	127
Unrealized loss on derivatives	76	260
Changes in operating assets and liabilities:
Accounts receivable	(4,442)	(3,572)
Inventories	(2,901)	(3,688)
Other current assets	(226)	(161)
Accounts payable, accrued expenses and Other liabilities	356	(2,238)
Net cash used in operating activities	(918)	(5,342)

Cash flows from investing activities:
Capital expenditures	(965)	(432)
Payments for acquired businesses and acquired product lines	(13)	(6,144)
Net cash used in investing activities	(978)	(6,576)

Cash flows from financing activities:
Proceeds from long-term borrowings	10,500	2,500
Repayments of long-term borrowings	(20,952)	(5,591)
Payments of capital leases	(46)	—
Repurchase of warrants	(1,554)	(900)
Proceeds from lines of credit	8,439	14,378
Repayment of lines of credit	(3,532)	(3,451)
Deferred financing costs incurred	(385)	—
Investment in restricted cash	(1,301)	—
Net cash (used in) provided by financing activities	(8,831)	6,936

Decrease in cash and cash equivalents	(10,727)	(4,982)
Cash and cash equivalents, beginning of period	11,562	5,777
Cash and cash equivalents, end of period	$835	$795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to Condensed Consolidated June 30, 2002 Financial Statements (unaudited)

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

Due to the seasonality of the seasonal products segment, the interim results of Security Capital Corporation (“Security Capital”) and its four portfolio subsidiaries (together with Security Capital, referred to as the “Company”) are not indicative of full year results.  Also, working capital levels for this segment historically fluctuate substantially during the year.  The seasonal products segment ships products throughout the year, with approximately 61% of its shipments in the third quarter, and provides extended payment terms to some of its customers for seasonal merchandise.  Accordingly, this segment collects a substantial portion of its accounts receivable in the fourth calendar quarter.  As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters.  Also due to this seasonal pattern, the seasonal products segment has greater working capital needs in its peak season, experiences higher borrowing levels during the second and third quarters of the year as the segment funds its inventory build-up and experiences greater cash availability in its fourth calendar quarter.

The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of Security Capital Corporation on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with the current period classifications.

The Company has restated its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2001 to record the fair value of a derivative instrument which was entered into to reduce the risks of increases in interest rates.  The net effect of this adjustment was to reduce the first six months 2001’s net income as reported by $122 and to increase the first six months 2001’s basic and diluted loss per common share as reported by $0.01 and $0.02, respectively. For the three months ended June 30, 2001, the net effect of this adjustment was to increase net income as reported by $28 and to increase basic and diluted loss per common share as reported by $0.01 each.  The net effect of this adjustment on the component reported items of the Condensed Consolidated Statement of Operations for the six months ended June 30, 2001 was to reduce the first six months of 2001’s other income as reported by $260, to reduce the first six months of 2001’s income tax expense as reported by $107, to reduce the first six months of  2001’s minority interest in income of consolidated subsidiaries as reported by $31,  to reduce the first six months of 2001’s net income as reported by $122 and to reduce the first six months of 2001’s income available to common stockholders as reported by $122.  The net effect of this adjustment on the component reported items of the Condensed Consolidated Statement of Cash Flows was to reduce the first six months of 2001’s net income as reported by $122, to reduce the first six months of 2001’s deferred tax expense as reported by $107, to reduce the first six months of 2001’s minority interest in income of consolidated subsidiaries as reported by $31 and to reflect in the first six months of 2001 an unrealized loss on derivatives of $260.  There was no net effect on net cash used in operating activities.

(2)  Organization and Description of Business

Security Capital operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments.  Currently, Security Capital has four portfolio operating subsidiaries, known as WC Holdings, Pumpkin, Possible Dreams and Primrose.  WC Holdings is a 100%-owned subsidiary that owns an 80% equity interest in

Health Power, Inc., which provides cost containment services relative to direct and indirect costs of  corporations and their employees primarily relating to industrial health and safety, industrial medical care, workers’ compensation insurance.  Health Power’s activities are primarily centered in Ohio, Virginia, Maryland and, to a lesser extent, in other Middle Atlantic states, Indiana and Washington.    Pumpkin is an 80%-owned subsidiary in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories.  Pumpkin distributes its products primarily throughout the United States and also in Canada.  Possible Dreams is a wholly-owned subsidiary that operates as a designer, importer and distributor of giftware and collectible figurines.  Possible Dreams distributes its products throughout the United States.  Primrose is a 98%-owned subsidiary involved in the franchising of educational child care centers.  Currently, Primrose schools are located throughout the United States except in the Northeast and Northwest.

(3) Restricted Cash

As discussed in Notes 11 and 14, in connection with the April 2002 refinancing of the debt of the Company’s subsidiary, Primrose School Franchising Company, the Chairman of the Company issued a personal guarantee for $4,000, for which he will receive a guarantee fee of 8% per annum of the declining average quarterly balance of his guarantee.  Primrose agreed to reimburse the Chairman for any amount paid by him on this guarantee.  As security for Primrose’s reimbursement obligation, Primrose granted the Chairman a subordinated interest in Primrose’s assets.  In addition, the Company agreed to reimburse the Chairman for any amount paid by him on his guarantee in the event Primrose fails to reimburse him.  To relieve the Chairman of his personal guarantee the Company set aside funds in a designated reserve bank account.  At June 30, 2002, the funds set aside in this collateral account are classified on the Condensed Consolidated Balance Sheet as restricted cash and total $1,301.

(4)  Inventories

	June 30, 2002	December 31, 2001
	(in thousands)

Finished goods	$6,343	$4,139
Raw materials	1,115	418

Total	$7,458	$4,557

(5)  Other Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands)

Interest income	$57	$14	$79	$60
Warrant income	1,567	144	1,398	223
Unrealized gain (loss) on derivatives	(185)	59	(76)	(260)
Other income (expense)	(9)	15	(4)	15

Total	$1,430	$232	$1,397	$38

As discussed in Note 11, the Company’s subsidiary, Primrose, repurchased bank warrants during the three months ended June 30, 2002 at less than the carrying value of the liability thereof, thereby generating $1,554 in warrant income which is reflected above.  This income was offset by $860 in interest expense for the write-off of the original issue discount and deferred financing costs associated with the refinancing that the warrant repurchase was a part of.

(6)  Acquisition of Trigon Administrators, Inc.

On April 1, 2001, the Company’s subsidiary, Health Power, Inc., acquired 100% of the outstanding common stock of Trigon Administrators, Inc., a third party administrator doing business in Virginia, Maryland and North Carolina.

The following unaudited pro forma financial information presents the combined results of the Company and Trigon Administrators, Inc. as if the acquisition had taken place on January 1, 2001. The pro forma adjustments include amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future:

For the Six Months Ended June 30, 2001
(restated)
(in thousands)
Pro forma:
Revenues	$40,747
Net income	$250
Income available to commonstockholders	$80
Basic earnings per common share	$0.01
Diluted earnings per common share	$0.01

(7)  Earnings Per Share

Diluted earnings per share reflect per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. The following reconciles amounts reported in the condensed financial statements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands, except per share amounts)

Diluted Earnings (Loss):

Income available (loss attributable) to common stockholders	$1,647	$548	$2,000	$(105)

Eliminate preferred stock accretion	99	—	—	—
Subsidiary options	(79)	—	(153)	—

Diluted earnings (loss)	$1,667	$548	$1,847	$(105)

Diluted Weighted Average Shares Outstanding:

Common stock	6,451	6,442	6,451	6,442
Preferred stock	500	—	—	—
Options	195	313	196	249

Diluted weighted average shares outstanding	7,146	6,755	6,647	6,691

Diluted earnings (loss) per share	$0.23	$0.08	$0.28	$(0.02)

For the six months ended June 30, 2002 and for the three and six months ended June 30, 2001, 500,000 shares of zero coupon redeemable convertible preferred shares, which were convertible into 500,000 common shares, were excluded from, and their related accretion was included in, the computation of diluted earnings per share (“EPS”) because their inclusion as converted would have had an antidilutive effect on EPS.  In addition, certain subsidiary options were excluded from the computation of diluted EPS for the three and six months ended June 30, 2002 and 2001 because their inclusion would have had an antidilutive effect on consolidated EPS.  For the three months and six months ended June 30, 2002, Security Capital options to purchase 285,000 shares of Class A common stock at exercise prices ranging from $10.31 to $12.69 were not included in the computation of dilutive EPS because the options’ exercise prices were greater than the average market price of the Class A common stock.  For the three months and six months ended June 30, 2001, options to purchase 24,000 shares of Class A common stock at an exercise price of $10.31 were not included in the computation of dilutive EPS because the options’ exercise price was greater than the average market price of the Class A common stock.

(8)  Segment Disclosure

The Company has three reportable segments. The employer cost containment-related services segment consists of WC Holdings which, through its subsidiary Health Power, provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  The seasonal products segment consists of Pumpkin and Possible Dreams.  This segment’s activities principally are in the design and distribution of Halloween-oriented pumpkin carving kits and related accessories and the design, importing and distribution of giftware and collectible figurines.

The educational services segment consists of Primrose.   Management evaluates performance of its segments based upon adjusted EBITDA, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense, management fees and non-recurring charges or gains. Adjusted EBITDA is used to evaluate performance because the Company believes EBITDA is a widely-accepted financial indicator of value and ability to incur and service debt and, adjusted for capital expenditures, is a simple measure of the Company’s ability to generate cash flow.  Adjusted EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with accounting principles generally accepted in the United States.  There are no intersegment sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands)
Revenues:
Employer cost containment-related services	$15,411	$14,180	$30,679	$25,675
Seasonal products	5,290	5,786	8,184	8,565
Educational services	2,025	2,066	4,300	3,888
Total revenues	$22,726	$22,032	$43,163	$38,128

Segment income (Adjusted EBITDA):
Employer cost containment-related services	$2,849	$3,254	$6,379	$5,599
Seasonal products	416	508	(794)	(238)
Educational services	983	977	2,188	1,789
Total segment income	$4,248	$4,739	$7,773	$7,150

Reconciliation to net income:
Amortization and depreciation expense	(709)	(1,519)	(1,420)	(2,958)
Interest expense	(1,730)	(1,513)	(2,965)	(2,868)
Income tax expense	(753)	(743)	(1,301)	(497)
Minority interest in income of consolidated subsidiaries	(232)	(214)	(404)	(127)
Management fees	(319)	(297)	(616)	(574)
Other income	1,430	232	1,397	38
Corporate and other expense	(189)	(51)	(270)	(99)

Net income	$1,746	$634	$2,194	$65

	June 30, 2002	December 31, 2001
	(in thousands)
Segment assets:
Employer cost containment-related services	$44,686	$47,282
Seasonal products	30,399	31,981
Educational services	27,389	27,496
Corporate and other assets	1,863	526

Total assets	$104,337	$107,285

(9) Income Taxes

The Company has recorded income tax (expense) benefit at a rate of 33% and 72% for the six month periods ended June 30, 2002 and 2001, respectively, representing the Company’s estimate of the annual effective income tax rate.  The decline in the effective income tax rate for the first six months of 2002 as compared with the comparable period of the prior year is attributable to the fact that the prior year’s comparable period’s results contained non-tax-deductible goodwill amortization whereas this year’s results contain no goodwill amortization in accordance with the adoption of SFAS 142 on January 1, 2002.

(10) Modifications to Amounts and Operational Date of New Capital Lease

During the first quarter of 2001, Possible Dreams entered into a capital lease for computer equipment that expires in the second quarter of 2007, which is five years from the date of completion of final installation in April 2002.  Possible Dreams began amortizing this cost over the 60-month lease term beginning on the date of final installation of the equipment, April 1, 2002.  At June 30, 2002, property and equipment included the equipment under this capital lease with a carrying value of $637.

At June 30, 2002, future minimum lease payments under the capital lease obligation for the periods ending December 31 are as follows:

2002	$122
2003	162
2004	162
2005	162
2006	162
2007	41
811
Less amounts representing interest	(128)
$683

(11) Debt

Pursuant to a loan and security agreement with an effective date of December 31, 2001 and a funded date of January 3, 2002, Possible Dreams entered into a new financing facility with LaSalle Business Credit, Inc. that provides for a $12,700 revolving line of credit and two separate term loans, Term Loan A for $1,500 and Term Loan B for $1,800.  Amounts drawn on the new line of credit bear interest at the prime rate or LIBOR plus 2.50%.  Term Loan A and Term Loan B are payable in monthly installments through December 2004 and January 2004, respectively, with Term Loan A also requiring a balloon principal payment in December 2004 of $1,075.  Both term loans bear interest at the prime rate plus ½% or LIBOR plus 3%.  Additionally, Possible Dreams is required by the loan and security agreement to refinance its subordinated note on or before March 17, 2003 or to extend its maturity until a date after March 31, 2005.  Borrowings under the new facility are secured by substantially all of the assets of Possible Dreams. There were $213 in financing costs which were deferred and are being amortized over the life of the loan.

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

The Company refinanced its debt at Primrose on April 5, 2002.  The terms of the new debt are as follows: a $3,200 term loan repayable at $624 per quarter beginning July 15, 2002 bearing interest at the prime rate plus 2.0%, an additional $4,000 of non-amortizing term debt with a balloon payment due in September 2003 bearing interest at LIBOR plus 1.0% and a revolving facility of $1,000 (of which $681 was drawn at closing) bearing interest at LIBOR plus 3.0% or the prime rate plus 0.5%, expiring in September 2003.  To secure this debt, Primrose has pledged all of its assets, Primrose Holdings and the Company have guaranteed the debt and the Chairman of the Company has issued a personal guarantee for $4,000, for which he will receive a guarantee fee of 8% per annum of the declining average quarterly balance of his guarantee.  Primrose agreed to reimburse the Chairman for any amount paid by him on this guarantee.  As security for Primrose’s reimbursement obligation, Primrose granted the Chairman a subordinated interest in Primrose’s assets.  In addition, the Company agreed to reimburse the Chairman for any amount paid by him on his guarantee in the event Primrose fails to reimburse him.  To relieve the Chairman of his personal guarantee the Company set aside funds in a designated reserve bank account.  At June 30, 2002, the funds set aside in this collateral account are classified on the Condensed Consolidated Balance Sheet as restricted cash and total $1,301.

In the second quarter of 2002, the Company recorded a gain on the early extinguishment of debt associated with this Primrose refinancing of $808 (including a tax benefit of $114) relating to the repurchase of warrants net of the write-off of original issue discount and deferred financing costs associated with the original debt.  This net gain is included in the following component lines of the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2002: $1,554 gain on repurchasing bank warrants is in other income, $860 expense for the write-off of the original issue discount and deferred financing costs associated with the original debt is in interest expense, and $114 tax benefit is in tax expense.

At June 30, 2002, Possible Dreams was not in compliance with its minimum EBITDA covenant. Possible Dreams has received a waiver with respect to this covenant violation and amendments of certain of its covenants for the future. Possible Dreams has reclassified all of its term debt with LaSalle Business Credit, $2,775, to current because of debt covenants which the Company believes Possible Dreams will not be in compliance with at December 31, 2002, but the Company intends to renegotiate this debt prior to December 31, 2002.

(12) Stock and Stock Options

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

(13) Subsidiary Stock Options

WC Holdings – Options to acquire 100 shares of Health Power, an 80%-owned subsidiary of WC Holdings, at approximately $1,626 per share, the fair value at the date of the grant, were granted to a subsidiary employee during the first quarter of 2002.  These options vest over an eight-year period but are subject to certain acceleration provisions.

(14) New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001.  SFAS 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.  SFAS 142 prohibits the amortization of goodwill and assets with indefinite lives.  SFAS 142 requires that these assets be reviewed for impairment at least annually.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

During June 2002, the Company completed the first step of the transitional test for impairment of goodwill using the two-step process prescribed in SFAS 142. The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002. The performance of the second step of the impairment test will measure the amount of the impairment which the Company currently estimates to be between $4,000 and $6,000. This second step is currently being performed and will be completed by December 31, 2002 as required. The impairment charge will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with the prescribed guidance in SFAS 142.

The application of the non-amortization provisions of SFAS 142 has increased net income (net of income tax of $272 and of minority interest of $82) in the second quarter of 2002 by approximately $350 ($0.05 per share basic and $0.04 per share diluted).  It has increased net income (net of income tax of $546 and of minority interest of $168) in the first six months of 2002 by approximately $786 ($0.12 per share basic and $0.07 per share diluted).  The effect on net income (net of income tax of $223 and of minority interest of $77) for the similar amortization charge for the second quarter of 2001 was approximately $473 ($0.07 per share basic and diluted). The effect on net income (net of income tax of $373 and of minority interest of $164) for the similar amortization charge for the first six months of 2001 was approximately $983 ($0.15 per share basic and diluted).

The following table discloses what the effects of the non-amortization of goodwill would be for income and per share amounts for the periods displayed:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands, except per share amounts)
As reported:
Net income	$1,746	$634	$2,194	$65
Less: preferred stock accretion	(99)	(86)	(194)	(170)
Income available (loss attributable) to common stockholders	$1,647	$548	$2,000	$(105)

Adjustment from non-amortization:
Net income (net of income tax of $(223) and $(373), respectively and net of minority interest of $(77) and $(164), respectively)	$—	$473	$—	$983

As adjusted:
Net income	$1,746	$1,107	$2,194	$1,048
Less: preferred stock accretion	(99)	(86)	(194)	(170)
Income available (loss attributable) to common stockholders	$1,647	$1,021	$2,000	$878

Basic earnings per share	$0.26	$0.16	$0.31	$0.14

Diluted earnings per share	$0.23	$0.15	$0.28	$0.13

The following tables display the details of goodwill and intangible assets as of the dates shown.

	(in thousands)
	June 30, 2002		December 31, 2001
	Gross Assets	Accumulated Amortization	Gross Assets	Accumulated Amortization
Intangible assets subject to amortization:
Franchise agreements	$8,750	$1,344	$8,750	$1,135
Patents	1,326	633	1,279	553
Deferred financing costs	2,051	794	2,221	805
Curriculum	250	81	250	68
Health provider costing lists	153	40	153	24
Non-compete agreements	—	—	89	89
Total	$12,530	$2,892	$12,742	$2,674

	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001
Total amortization expense on above intangible assets	$306	$298	$551	$424

	2003	2004	2005	2006	2007
Estimated aggregate amortization expense by year	$1,100	$1,100	$1,100	$1,100	$1,100

	June 30, 2002	December 31, 2001
Intangible assets not subject to amortization (goodwill):
Employer cost containment-related services	$32,470	$32,470
Seasonal products	10,990	10,990
Educational services	16,830	16,830
Total goodwill	$60,290	$60,290

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which was adopted by the Company as of January 1, 2002.  The adoption of SFAS 144 did not impact the earnings and financial position of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13 and Technical Corrections.”   Among other things, SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  The Company adopted SFAS 145 during the second quarter of 2002 which resulted in the Company recording the effects of the early extinguishment of debt due to the Primrose refinancing as ordinary income, rather than as an extraordinary item.  The amount of gain included in the three and six months ended June 30, 2002 attributable to this early extinguishment of debt (inclusive of a tax benefit of $114 and a $1,554 gain on the repurchase of warrants from the bank holding the debt which was refinanced) is $808.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in this Report on Form 10-Q.  Additional information concerning factors that could cause results to differ materially from forward-looking statements contained within this filing is contained under “Part II—Item 5. Other Information.”

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company has restated its financial statements for the three and six month periods ended June 30, 2001.  The accompanying discussion gives effect to that restatement.

Results of Operations

Security Capital reported net income of $1,746,000 and $2,194,000 for the three and six month periods ended June 30, 2002. This compares to net income of $634,000 and $65,000 for the three and six month periods ended June 30, 2001. The Company reported basic and diluted earnings per common share of $0.26 and $0.23, respectively, for the three months ended June 30, 2002, as compared to basic and diluted earnings per common share of $0.09 and $0.08, respectively, for the three months ended June 30, 2001. The Company also reported basic and diluted earnings per common share of $0.31 and $0.28, respectively, for the six months ended June 30, 2002, as compared to basic and diluted loss per common share of $(0.01) and $(0.02), respectively, for the six months ended June 30, 2001.

Revenues increased by $694,000 or 3% and $5,035,000 or 13% to $22,726,000 and $43,163,000 for the three and six month periods ended June 30, 2002, respectively, as compared to the same periods of the prior year.  This increase was primarily due to the $1,231,000 or 9% and the $5,004,000 or 19% increases in the employer cost containment-related services segment revenues to $15,411,000 and $30,679,000 for the three and six month periods ended June 30, 2002, respectively, as compared to the same periods of the prior year.  These increases resulted from an increase in the customer base in the area of administration of workers compensation on large company self-insured contracts, an increase in the Third Party Administrator Group Rating program and revenue generated from new insurance service products.  Also with respect to the six month period increase, the inclusion of $2,599,000 in revenues from the operations acquired in Virginia, Maryland and North Carolina (Trigon Administrators) which were purchased on April 1, 2001 and therefore not included in the comparable results for the same period of the prior year was a further contributing factor.

The revenues of the Company’s seasonal products segment decreased by $496,000 or 9% to $5,290,000 and by $381,000 or 4% to $8,184,000 for the three and six month periods ended June 30, 2002, respectively, as compared to the same periods of the prior year.  These decreases were due primarily to the timing of receipts of shippable orders.

Educational services segment revenues decreased by $41,000 or 2% to $2,025,000 but increased by $412,000 or 11% to $4,300,000, for the three and six month periods ended June 30, 2002, as compared to the same periods of the prior year.  The decrease in the three month comparison was primarily due to decreases in franchise fees and real estate service fees which more than offset increases in royalty revenue attributable to increases in the size of its franchise network.  The increase in the six month period was primarily attributable to royalty revenue increases resulting from the increased size of this segment’s franchise network.  Total royalty revenue of the educational services segment earned from system revenues increased by $291,000 or 20% to $1,744,000 and by $512,000 or 18% to $3,418,000 for the three and six month periods ended June 30, 2002, respectively, as compared to the same periods of the prior year, due to same school revenue increases and the revenue contribution made by new schools opened since June 30, 2001.  As an additional measure of the performance of the educational services segment, the Company monitors the revenues generated by its franchisees. Total education system revenues, or gross revenues of all educational-based child care center franchises, increased by $4,138,000 or 20% to $25,079,000 and by $7,218,000 or 17% to $49,201,000 for the three and six month periods ended June 30, 2002, respectively, as compared to the same periods of the prior year.  This increase was generated as a result of a 13% increase in the number of educational-based childcare centers, which numbered 102 and 90 as of June 30, 2002 and 2001, respectively.

Selling, general and administrative expense increased by $1,297,000 or 10% to $14,260,000 and by $3,578,000 or 15% to $27,865,000 for the three and six month periods ended June 30, 2002, respectively, as compared to the same periods of the prior year, almost entirely due to increases in the employer cost containment-related services segment.  These increases resulted from adding staff and expenses relative to this segment’s growth initiatives and, for the six month increase, from the Trigon Administrators, Inc. acquisition on April 1, 2001.

Amortization and depreciation expense decreased by $810,000 or 53% to $709,000 and by $1,538,000 or 52% to $1,420,000 for the three and six month periods ended June 30, 2002, respectively, as compared to the same periods of the prior year, primarily due to the application of the new rules on accounting for goodwill and other intangible assets effective January 1, 2002, resulting in the cessation of amortization of goodwill.  Amortization expense of goodwill included in the results shown for the three and six month periods ended June 30, 2001 was $773,000 and $1,520,000, respectively.

Interest expense increased by $217,000 or 14% to $1,730,000 and by $97,000 or 3% to $2,965,000 for the three and six month periods ended June 30, 2002, respectively, as compared to the same periods of the prior year, due entirely to the educational segment’s write-off of original issue discount and deferred financing costs associated with the debt that was refinanced on April 5, 2002.  As discussed in Note 11 to the financial statements contained in this Report on Form 10-Q, this early extinguishment of debt resulted in a net gain of $808,000, including the gain on the bank warrant repurchase.  However, the write-off of the original issue discount and deferred financing costs which were part of this net gain totaled $860,000 and are reflected in interest expense for the three and six month periods ended June 30, 2002. Without taking into consideration these costs, interest expense actually decreased by $643,000 or 42% and by $763,000 or 27% for the three and six month periods ended June 30, 2002, respectively, as compared to the same periods of the prior year.  These decreases were primarily due to interest savings resulting from the refinancing of the seasonal products segment’s debt, whose interest expense declined by $225,000 and by $299,000 for the three and six month periods, respectively, and from reduced average debt in both the employer cost containment-related services and the educational services segments, where interest expense decreased by $375,000 and $110,000, respectively, for the three month period and by $285,000 and $247,000, respectively, for the six month period.  Also the February 28, 2002 prepayment of the $6,000,000 subordinated debt held by Bank One Mezzanine which had carried a 20% per annum interest rate beneficially impacted interest expense in the employer cost containment-related services segment somewhat though not substantially because the prepayment included a $431,000 prepayment penalty.  Four months benefit from eliminating this high-interest-rate debt on February 28, 2002 was not sufficient to significantly benefit interest expense year-to-date in this segment after taking the prepayment penalty into account.  However, the removal of this high-interest-rate debt will beneficially impact interest expense in this segment for the remainder of the year.

Seasonality

The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. The seasonal segment for the two previous years received orders representing approximately 41% and 35% of its annual bookings during the first and second quarters, respectively. It ships products throughout the year, with approximately 61% of its shipments in the third quarter. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, the seasonal products segment has had greater working capital needs in its peak season and has experienced greater cash availability in its fourth calendar quarter. As a result of this sales pattern, a substantial portion of this segment’s revenues is typically recorded in the third and fourth calendar quarters. The Company expects this seasonal pattern to continue for the foreseeable future. The seasonal products segment has historically financed its operations through internally-generated cash flow and short term seasonal borrowings.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $10,727,000 from $11,562,000 at December 31, 2001 to $835,000 at June 30, 2002. The employer cost containment-related services segment’s cash decreased by $4,300,000, primarily attributable to its first quarter prepayment of its $6,000,000 subordinated debt with Bank One Mezzanine which carried a 20% per annum interest rate and was due to be repaid in a balloon payment in December 2005.  In addition to the principal amount, WC Holdings also was required to pay $431,000 in prepayment penalties.   The cash decrease in this segment was due to its utilization for this purpose coupled with the effects of a $1,738,000 increase in receivables and the cash outflow associated with $1,360,000 in tax payments to the corporate holding company.  The seasonal products segment’s cash decreased by $7,106,000, which was primarily attributable to seasonal increases of working capital in this segment.  These decreases were offset somewhat by increases in the educational services segment and in the corporate holding company.  Cash increased by $281,000 in the educational services segment due to cash flow from operations being in excess of that needed for scheduled debt repayments. The corporate holding company’s cash increased by $1,699,000 due almost entirely to the transfer of cash relative to tax payments owing to the holding company by the employer cost containment-related services segment as noted above.

The Company’s consolidated working capital decreased by $9,431,000 from a deficit of $6,566,000 at December 31, 2001 to a deficit of $15,997,000 at June 30, 2002.  The most significant contributor to this decrease was the $10,727,000 decrease in cash discussed above.  The employer cost containment-related services segment’s working capital decreased by $5,559,000 inclusive of its $4,300,000 reduction of cash noted above and a $4,626,000 increase in its revolving line of credit facility utilization, as offset by a $2,097,000 decrease in the unearned revenue liability of this segment.  This unearned revenue liability decrease was due to this segment’s recording of unearned revenues as cash is received, which is primarily during the fourth quarter of each year and into the early part of the first quarter of the succeeding year, and amortizing these to income over the balance of the year. The unearned revenue recorded on the Company’s June 30, 2002 balance sheet attributable to this segment was $8,039,000. The seasonal products segment’s working capital decreased by $4,837,000, primarily due to the reduction of cash noted above together with the movement into current debt of this segment’s $1,960,000 subordinated promissory notes due on May 31, 2003 and of $1,725,000 of the long-term portion of their LaSalle term debt due to debt covenant with which we will not be in compliance as discussed in Note 11.  These decreases were mitigated by the increases of other working capital components due to this segment’s seasonal pattern during the spring and summer months.  The educational services segment’s working capital increased by approximately $462,000, primarily due to its operating results.

The Company, in aggregate, maintains four revolving lines of credit, with $11,507,000 outstanding and $4,101,000 additional availability (reflective of borrowing base restrictions) at June 30, 2002.   The Company’s employer cost containment-related services segment maintains a $5,000,000 revolving line of credit, which had a balance outstanding of $4,626,000 and $374,000 available at June 30, 2002. The seasonal products segment, in aggregate, maintains two revolving lines of credit, which had combined balances of $6,281,000 outstanding and $3,327,000 additional availability (reflective of borrowing base restrictions) at June 30, 2002.  This segment’s amounts of revolving lines of credit outstanding will continue to increase through the third quarter due to this segment’s seasonal pattern.  The Company’s educational services segment maintains a $1,000,000 revolving line of credit, which had a balance of $600,000 outstanding and $400,000 available at June 30, 2002.  Borrowings under the Company’s revolving lines of credit are limited to a borrowing base which could restrict availability.

Total term debt, exclusive of original issue discount but inclusive of capital lease obligations, decreased by $10,559,000 from $44,239,000 at December 31, 2001 to $33,680,000 at June 30, 2002, due to scheduled payments on all term debt and the February 28, 2002 prepayment of the employer cost containment-related services segment’s $6,000,000 subordinated debt with Bank One Mezzanine. Term debt in the aggregate carried an approximate 6.17% weighted average interest rate at June 30, 2002, an approximate 6.23% weighted average interest rate for the three month period ended June 30, 2002 and an approximate 6.93% weighted average interest rate for the six month period ended June 30, 2002.  Current maturities of term debt, inclusive of current capital lease obligations, were $12,298,000 at June 30, 2002.

Term debt has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratios, interest coverage ratios, fixed charge ratios and maximum lease expenses.

At June 30, 2002, Possible Dreams was not in compliance with its minimum EBITDA covenant. Possible Dreams has received a waiver with respect to this covenant violation and amendments of certain of its covenants for the future. Possible Dreams has reclassified all of its term debt with LaSalle Business Credit, $2,775,000, to current because of debt covenants which the Company believes Possible Dreams will not be in compliance with at December 31, 2002, but the Company intends to renegotiate this debt prior to December 31, 2002.

The Company expects no major capital expenditures during the calendar year 2002.

The Company’s quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company’s financial performance during any particular quarter or year. Such factors include, but are not limited to, those listed under Item 5. of Part II of this Report on Form 10-Q. The Company introduced a number of new products in its target markets in 2001 and plans to introduce additional products in 2002 which could enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. The Company believes that cash flows from operating activities, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company’s debt service obligations, working capital needs and planned capital expenditures for at least the next 12 months, although there can be no assurance in this regard.

Other

The Company has applied the new rules on accounting for goodwill and other intangible assets effective January 1, 2002 and has therefore ceased amortization of goodwill.  Amortization expense of goodwill included in the results shown for the three and six month periods ended June 30, 2001 was $773,000 and $1,520,000, respectively. During June 2002, the Company completed the first step of the transitional test for impairment of goodwill using the two-step process prescribed in SFAS 142.  The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002.  The performance of the second step of the impairment test will measure the amount of the impairment which the Company currently estimates to be between $4,000,000 and $6,000,000. This second step is currently being performed and will be completed by December 31, 2002 as required. The impairment charge will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with the prescribed guidance in SFAS 142.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates.  The Company’s notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a one percentage point change per annum in interest rates would have impacted interest expense by approximately $76,000 and $155,000 for the three and six month periods ended June 30, 2002, respectively.  The comparable amounts for the prior year were $124,000 and $249,000 for the three and six month periods ended June 30, 2001, respectively.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its 2002 Annual Meeting of Stockholders (the “Annual Meeting”) on June 11, 2002.

(b) The following directors were elected at the Annual Meeting, and they are the only directors of the Company: Brian D. Fitzgerald, A. George Gebauer, Samuel B. Fortenbaugh III, John H. F. Haskell, Jr., Edward W. Kelley, Jr. and M. Paul Kelly.

(c) Set forth below is a description of the one matter voted upon at the Annual Meeting, including the number of votes cast for, as well as the number of votes withheld and broker non-votes, as to each nominee for election as a director.

Election of six directors, each to serve until the next Annual Meeting of Stockholders   and until his successor is duly elected and qualified.

Nominees

Votes For

Votes Withheld

Broker- Non-Votes

Brian D. Fitzgerald	6,258,393	18,858	0
A. George Gebauer	6,258,405	18,846	0
Samuel B. Fortenbaugh III	6,258,495	18,756	0
John H. F. Haskell, Jr.	6,258,483	18,768	0
Edward W. Kelley, Jr.	6,258,483	18,768	0
M. Paul Kelly	6,258,495	18,756	0

Item 5.  Other Information

Forward Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provision of the Private Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation insurance in Ohio and the other states in which the Company’s employer cost containment-related services segment operates, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, the availability and cost of materials and the impact that prolonged longshoremen labor strikes would have on the availability and cost of imported materials and products, the Company’s ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company’s competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the manufacturing facilities of the Company’s suppliers, interest rate and foreign exchange fluctuations, political stability in the Pacific Rim and the Company’s ability to attract qualified franchisees.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit 99.1   Certification by the Chief Executive Officer and Chief Financial Officer

Relating to a Periodic Report Containing Financial Statements

(b)  Reports on Form 8-K:                                 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION

Date: August 14, 2002	By: /s/	Brian D. Fitzgerald
Brian D. Fitzgerald
President

Date: August 14, 2002	By: /s/	William R. Schlueter
William R. Schlueter
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)