Form 10-Q
period 2002-09-30
SECURITY CAPITAL CORP/DE/
filed 2002-11-14
CIK 314340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

As of November 14, 2002, there were 6,450,587 outstanding shares of Class A Common Stock, par value $.01, and 380 outstanding shares of Common Stock, par value $.01, of the registrant.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$954	$11,562
Restricted cash	1,927	—
Accounts receivable (less allowances for doubtful accounts of $989 and $850, respectively)	28,135	11,111
Inventories	5,245	4,557
Deferred tax assets	1,429	1,364
Other current assets	1,472	1,660
Total current assets	39,162	30,254
Property and equipment (less accumulated depreciation of $4,317 and $2,943, respectively)	5,333	5,385
Goodwill (less accumulated amortization of $7,149 and $7,149, respectively)	60,290	60,290
Franchise agreements (less accumulated amortization of $1,449 and $1,135, respectively)	7,301	7,615
Other intangible assets (less accumulated amortization of $1,733 and $1,539, respectively)	2,115	2,453
Deferred tax assets	—	626
Other assets	1,039	662
Total assets	$115,240	$107,285
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other obligations	$15,787	$9,591
Revolving lines of credit	18,023	6,600
Accounts payable	3,398	2,549
Accrued expenses and other liabilities	10,322	5,977
Unearned revenues	6,924	12,103
Total current liabilities	54,454	36,820

Long-term debt	15,705	33,873
Other long-term obligations	4,368	2,887
Total liabilities	74,527	73,580
Minority interests	4,711	3,553
Redeemable convertible preferred stock (liquidation value – $5,000)	3,163	2,867
Stockholders’ equity:
Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	66,232	66,528
Accumulated deficit	(33,373)	(39,223)
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	32,839	27,285
Total liabilities and stockholders’ equity	$115,240	$107,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001 (as restated, see Note 1)	2002	2001 (as restated, see Note 1)
	(in thousands, except per share amounts)
Revenues:
Employer cost containment-related services	$15,399	$13,926	$46,078	$39,601
Seasonal products	17,899	19,549	26,083	28,114
Educational services	1,980	1,837	6,280	5,725

Total revenues	35,278	35,312	78,441	73,440

Cost of revenues:
Employer cost containment-related services	1,829	1,416	5,149	3,775
Seasonal products	7,970	8,211	12,364	12,537
Educational services	386	328	1,083	1,007

Total cost of revenues	10,185	9,955	18,596	17,319

Gross profit	25,093	25,357	59,845	56,121

Selling, general and administrative expenses	15,529	14,191	43,394	38,478
Amortization and depreciation	731	1,480	2,151	4,438

Operating income	8,833	9,686	14,300	13,205
Interest expense	(896)	(1,570)	(3,861)	(4,438)
Other income (expense)	(412)	(564)	985	(526)

Income before income tax expense and minority interests	7,525	7,552	11,424	8,241
Income tax expense	(3,115)	(3,257)	(4,416)	(3,754)
Minority interests in income of consolidated subsidiaries	(754)	(663)	(1,158)	(790)

Net income	3,656	3,632	5,850	3,697

Less: preferred stock accretion	(102)	(89)	(296)	(259)

Income available to common stockholders	$3,554	$3,543	$5,554	$3,438

Basic earnings per common share	$0.55	$0.55	$0.86	$0.54
Diluted earnings per common share	$0.49	$0.48	$0.78	$0.51

Basic weighted average shares used in computation	6,451	6,442	6,451	6,442
Diluted weighted average shares used in computation	7,135	7,376	7,143	7,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001 (as restated, see Note 1)
	(in thousands)
Cash flows from operating activities:
Net income	$5,850	$3,697
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	2,260	2,411
Warrant expense (income)	229	(19)
Amortization	1,797	3,186
Depreciation	1,583	1,670
Minority interests in income of consolidated subsidiaries	1,158	790
Unrealized loss on derivatives	389	631
Changes in operating assets and liabilities:
Accounts receivable	(17,001)	(17,129)
Inventories	(687)	592
Other current assets	(212)	(85)
Accounts payable, accrued expenses and other liabilities	733	(2,819)
Net cash used in operating activities	(3,901)	(7,075)

Cash flows from investing activities:
Capital expenditures	(1,456)	(600)
Payments for acquired businesses and acquired product lines	(68)	(6,231)
Net cash used in investing activities	(1,524)	(6,831)

Cash flows from financing activities:
Proceeds from long-term borrowings	10,500	7,847
Repayments of long-term borrowings	(23,088)	(7,247)
Payments of capital leases	(138)	—
Repurchase of warrants	(1,554)	(900)
Proceeds from lines of credit	17,521	20,607
Repayment of lines of credit	(6,098)	(11,780)
Deferred financing costs incurred	(399)	—
Investment in restricted cash	(1,927)	—
Net cash (used in) provided by financing activities	(5,183)	8,527

Decrease in cash and cash equivalents	(10,608)	(5,379)
Cash and cash equivalents, beginning of period	11,562	5,777
Cash and cash equivalents, end of period	$954	$398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2002

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

The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of Security Capital Corporation on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with current period classifications.

The Company has restated its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 to record the fair value of a derivative instrument which was entered into to reduce the risks of increases in interest rates.  The net effect of this adjustment was to reduce the first nine months of 2001’s net income as reported by $296 and to reduce the first nine months of 2001’s basic and diluted earnings per common share as reported by $0.04 and $0.03, respectively. For the three months ended September 30, 2001, the net effect of this adjustment was to reduce net income as reported by $174 and to reduce basic and diluted earnings per common share as reported by $0.03 and $0.02, respectively.  The net effect of this adjustment on the component reported items of the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2001 was to reduce the first nine months of 2001’s other income as reported by $631, to reduce the first nine months of 2001’s income tax expense as reported by $260, to reduce the first nine months of  2001’s minority interests in income of consolidated subsidiaries as reported by $75, to reduce the first nine months of 2001’s net income as reported by $296 and to reduce the first nine months of 2001’s income available to common stockholders as reported by $296.  The net effect of this adjustment on the component reported items of the Condensed Consolidated Statement of Cash Flows was to reduce the first nine months of 2001’s net income as reported by $296, to reduce the first nine months of 2001’s deferred tax expense as reported by $260, to reduce the first nine months of 2001’s minority interests in income of consolidated subsidiaries as reported by $75 and to reflect in the first nine months of 2001 an unrealized loss on derivatives of $631.  There was no net effect on net cash used in operating activities.

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

(3)  Restricted Cash

As discussed in Note 11, in connection with the April 2002 refinancing of the debt of the Company’s subsidiary, Primrose, the Chairman of the Company issued a personal guarantee for $4,000, for which he will receive a guarantee fee of 8% per annum of the declining average quarterly balance of his guarantee.  Primrose agreed to reimburse the Chairman for any amount paid by him on this guarantee.  As security for Primrose’s reimbursement obligation, Primrose granted the Chairman a subordinated interest in Primrose’s assets.  In addition, the Company agreed to reimburse the Chairman for any amount paid by him on his guarantee in the event Primrose fails to reimburse him.  To relieve the Chairman of his personal guarantee, the Company set aside funds in a designated reserve bank account.  At September 30, 2002, the funds set aside in this collateral account are classified on the Condensed Consolidated Balance Sheet as restricted cash and total $1,927.

(4)  Inventories

	September 30, 2002	December 31, 2001
	(in thousands)

Finished goods	$4,938	$4,139
Raw materials	307	418

Total	$5,245	$4,557

(5)  Other Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands)

Interest income	$8	$11	$87	$71
Warrant income (expense)	(73)	(204)	1,325	19
Unrealized loss on derivatives	(313)	(371)	(389)	(631)
Other income (expense)	(34)	—	(38)	15

Total	$(412)	$(564)	$985	$(526)

As discussed in Note 11, the Company’s subsidiary, Primrose, repurchased bank warrants during the second quarter of 2002 at less than the carrying value of the liability thereof, thereby generating $1,554 in warrant income which is reflected in the nine months ended September 30, 2002 amount above.  This income was offset by $860 expense for the write-off of the original issue discount and deferred financing costs associated with the refinancing that included the warrant repurchase, which was recorded in interest expense.

(6)  Acquisition of Trigon Administrators, Inc.

On April 1, 2001, the Company’s subsidiary, Health Power, acquired 100% of the outstanding common stock of Trigon Administrators, Inc., a third party administrator doing business in Virginia, Maryland and North Carolina.

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

For the Nine Months Ended September 30, 2001 (restated)
(in thousands)
Pro forma:
Revenues	$76,059
Net income	$3,882
Income available to common stockholders	$3,623
Basic earnings per common share	$0.56
Diluted earnings per common share	$0.51

(7)  Earnings Per Share

Diluted earnings per share reflect per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. The following reconciles amounts reported in the condensed consolidated financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001 (restated)	2002	2001 (restated)
	(in thousands, except per share amounts)

Diluted earnings:

Income available to common stockholders	$3,554	$3,543	$5,554	$3,438
Eliminate preferred stock accretion	102	89	296	259
Subsidiary stock options	(170)	(90)	(305)	(151)

Diluted earnings	$3,486	$3,542	$5,545	$3,546

Diluted weighted average shares outstanding:

Common stock	6,451	6,442	6,451	6,442
Preferred stock	500	500	500	500
Security Capital and subsidiary stock options	184	434	192	208

Diluted weighted average shares outstanding	7,135	7,376	7,143	7,150

Diluted earnings (loss) per share	$0.49	$0.48	$0.78	$0.51

For the three and nine months ended September 30, 2002 and 2001, 500,000 shares of zero coupon redeemable convertible preferred stock, which were convertible into 500,000 common shares, were included in, and their related accretion was excluded from, the computation of diluted earnings per share (“EPS”) because their inclusion as converted had a dilutive effect on EPS.  In addition, certain subsidiary options were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2002 and 2001 because their inclusion would have had an antidilutive effect on consolidated EPS.  For the three months ended September 30, 2002, Security Capital options to purchase 309,000 shares of Class A common stock at exercise prices ranging from $9.65 to $12.69 were not included in the computation of dilutive EPS because the options’ exercise prices were greater than the average market price of the Class A common stock.  For the three months ended September 30, 2001, options to purchase 24,000 shares of Class A common stock at an exercise price of $12.69 were not included in the computation of dilutive EPS because the options’ exercise price was greater than the average market price of the Class A common stock. For the nine months ended September 30, 2002 and 2001, Security Capital options to purchase 285,000 shares of Class A common stock at exercise prices ranging from $10.31 to $12.69 were not included in the computation of dilutive EPS because the options’ exercise prices were greater than the average market price of the Class A common stock.

(8)  Segment Disclosure

The Company has three reportable segments. The employer cost containment-related services segment consists of WC Holdings which, through its subsidiary Health Power, provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  The seasonal products segment consists of Pumpkin and Possible Dreams.  This segment’s activities principally are in the design and distribution of Halloween-oriented pumpkin carving kits and related accessories and the design, importing and distribution of giftware and collectible figurines.  The educational services segment consists of Primrose.  This segment’s activities are in the franchising of educational child care centers, with related activities in real estate consulting and site selection services.  Management evaluates performance of its segments based upon Adjusted EBITDA, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense, management fees and non-recurring charges or gains. Adjusted EBITDA is used to evaluate performance because the Company believes EBITDA is a widely-accepted financial indicator of value and ability to incur and service debt and, adjusted for capital expenditures, is a simple measure of the Company’s ability to generate operating cash flow.  Adjusted EBITDA is not a substitute for operating income or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States.  There are no intersegment sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands)

Revenues:
Employer cost containment-related services	$15,399	$13,926	$46,078	$39,601
Seasonal products	17,899	19,549	26,083	28,114
Educational services	1,980	1,837	6,280	5,725
Total revenues	$35,278	$35,312	$78,441	$73,440

Segment income (Adjusted EBITDA):
Employer cost containment-related services	$2,410	$2,750	$8,789	$8,350
Seasonal products	6,543	8,063	5,750	7,825
Educational services	1,034	788	3,222	2,577
Total segment income (Adjusted EBITDA)	$9,987	$11,601	$17,761	$18,752

Reconciliation to net income:
Amortization and depreciation expense	(731)	(1,480)	(2,151)	(4,438)
Interest expense	(896)	(1,570)	(3,861)	(4,438)
Income tax expense	(3,115)	(3,257)	(4,416)	(3,754)
Minority interests in income of consolidated subsidiaries	(754)	(663)	(1,158)	(790)
Management fees	(328)	(310)	(944)	(884)
Other income (expense)	(412)	(564)	985	(526)
Corporate and other expense	(95)	(125)	(366)	(225)

Net income	$3,656	$3,632	$5,850	$3,697

	September 30, 2002	December 31, 2001
	(in thousands)
Segment assets:
Employer cost containment-related services	$44,026	$47,282
Seasonal products	41,557	31,981
Educational services	27,502	27,496
Corporate and other assets	2,155	526

Total assets	$115,240	$107,285

(9)  Income Taxes

The Company has recorded income tax expense at a rate of 39% and 46% for the nine month periods ended September 30, 2002 and 2001, respectively, representing the Company’s estimate of the annual effective income tax rate for each of these periods.  The decline in the effective income tax rate for the first nine months of 2002 as compared with the comparable period of the prior year was attributable to the fact that the prior year’s comparable period’s results contained non-tax-deductible goodwill amortization whereas this year’s results contain no goodwill amortization in accordance with the adoption of SFAS 142 on January 1, 2002 (see Note 14).

(10)  Modifications to Amounts and Operational Date of New Capital Lease

During the first quarter of 2001, Possible Dreams entered into a capital lease for computer equipment that expires in the second quarter of 2007, which is five years from the date of completion of final installation in April 2002.  Possible Dreams began amortizing this cost over the 60-month lease term beginning on the date of final installation of the equipment, April 1, 2002.  At September 30, 2002, property and equipment included the equipment under this capital lease with a carrying value of $615.

At September 30, 2002, future minimum lease payments under the capital lease obligation for the periods ending December 31 were as follows:

Remainder of 2002	$28
2003	162
2004	162
2005	162
2006	162
2007	41
717
Less amounts representing interest	(102)
$615

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

The Company refinanced its debt at Primrose on April 5, 2002.  The terms of the new debt are as follows: a $3,200 term loan repayable at $624 per quarter beginning July 15, 2002 bearing interest at the prime rate plus 2.0%, an additional $4,000 of non-amortizing term debt with a balloon payment due in September 2003 bearing interest at LIBOR plus 1.0% and a revolving facility of $1,000 (of which $681 was drawn at closing) bearing interest at LIBOR plus 3.0% or the prime rate plus 0.5%, expiring in September 2003.  To secure this debt, Primrose has pledged all of its assets, Primrose Holdings and the Company have guaranteed the debt and the Chairman of the Company has issued a personal guarantee for $4,000, for which he will receive a guarantee fee of 8% per annum of the declining average quarterly balance of his guarantee.  Primrose agreed to reimburse the Chairman for any amount paid by him on this guarantee.  As security for Primrose’s reimbursement obligation, Primrose granted the Chairman a subordinated interest in Primrose’s assets.  In addition, the Company agreed to reimburse the Chairman for any amount paid by him on his guarantee in the event Primrose fails to reimburse him.  To relieve the Chairman of his personal guarantee the Company set aside funds in a designated reserve bank account.  At September 30, 2002, the funds set aside in this collateral account are classified on the Condensed Consolidated Balance Sheet as restricted cash and total $1,927.

In the second quarter of 2002, the Company recorded a gain on the early extinguishment of debt associated with this Primrose refinancing of $808 (including a tax benefit of $114) relating to the repurchase of warrants net of the write-off of original issue discount and deferred financing costs associated with the original debt.  This net gain is included in the following component lines of the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002: $1,554 gain on repurchasing bank warrants is in other income, $860 expense for the write-off of the original issue discount and deferred financing costs associated with the original debt is in interest expense, and $114 tax benefit is in tax expense.

In August 2002, the Company’s subsidiary, Health Power, amended its existing loan agreement, the original terms of which are outlined in the notes to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The only significant terms which were altered as a result of this amendment related to the increase of the available revolving credit facility from $6,000 to $7,000 and the extension of the expiry of the facility to December of 2003.  It was previously December of 2002.

At September 30, 2002, the Company’s subsidiary, Health Power, was not in compliance with its maximum capital expenditure covenant.  Health Power has received a waiver with respect to this covenant violation and amendment of the covenant for the future.  Health Power expects to be in compliance with all covenants in the foreseeable future.

At September 30, 2002, Possible Dreams was not in compliance with its minimum EBITDA, minimum fixed charge coverage ratio and maximum leverage ratio covenants.  The Company did not obtain waivers with respect to these covenant violations.  Because of these covenant violations and because of debt covenants which the Company believes Possible Dreams will not be in compliance with at December 31, 2002, Possible Dreams has reclassified all of its term debt with LaSalle Business Credit, $2,513, to current.  The debt at Possible Dreams is neither cross-collateralized with nor guaranteed by the Company or any other subsidiary of the Company.

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

The application of the non-amortization provisions of SFAS 142 has increased net income (net of income tax of $272 and of minority interests of $84) in the third quarter of 2002 by approximately $537 ($0.09 per share basic and $0.05 per share diluted).  It has increased net income (net of income tax of $818 and of minority interest of $252) in the first nine months of 2002 by approximately $1,323 ($0.21 per share basic and $0.14 per share diluted).  The effect on net income (net of income tax of $164 and of minority interest of $80) for the similar amortization charge for the third quarter of 2001 was approximately $482 ($0.07 per share basic and diluted). The effect on net income (net of income tax of $537 and of minority interest of $244) for the similar amortization charge for the first nine months of 2001 was approximately $1,465 ($0.23 per share basic and $0.22 per share diluted).

The following table discloses what the effects of the non-amortization of goodwill would be for income and per share amounts for the periods displayed:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001 (restated)	2002	2001 (restated)
	(in thousands, except per share amounts)
As reported:
Net income	$3,656	$3,632	$5,850	$3,697
Less: preferred stock accretion	(102)	(89)	(296)	(259)
Income available to common stockholders	$3,554	$3,543	$5,554	$3,438
Adjustment from non-amortization:
Net income (net of income tax of $(164) and $(537), respectively and net of minority interest of $(80) and $(244), respectively)	$—	$482	$—	$1,465
As adjusted:
Net income	$3,656	$4,114	$5,850	$5,162
Less: preferred stock accretion	(102)	(89)	(296)	(259)
Income available to common stockholders	$3,554	$4,025	$5,554	$4,903

Basic earnings per share	$0.55	$0.62	$0.86	$0.77
Diluted earnings per share	$0.49	$0.55	$0.78	$0.73

The following tables display the details of goodwill and intangible assets as of the dates shown.

	(in thousands)
	September 30, 2002		December 31, 2001
	Gross Assets	Accumulated Amortization	Gross Assets	Accumulated Amortization
Intangible assets subject to amortization:
Franchise agreements	$8,750	$1,449	$8,750	$1,135
Patents	1,381	674	1,279	553
Deferred financing costs	2,064	924	2,221	805
Curriculum	250	87	250	68
Health provider costing lists	153	48	153	24
Non-compete agreements	—	—	89	89
Total	$12,598	$3,182	$12,742	$2,674

	Three months ended Sept. 30, 2002	Three months ended Sept. 30, 2001	Nine months ended Sept. 30, 2002	Nine months ended Sept. 30, 2001
Total amortization expense on above intangible assets	$289	$265	$840	$689

	2003	2004	2005	2006	2007
Estimated aggregate amortization expense by year	$1,100	$1,100	$1,100	$1,100	$1,100

	September 30, 2002	December 31, 2001
Intangible assets not subject to amortization (goodwill):
Employer cost containment-related services	$32,470	$32,470
Seasonal products	10,990	10,990
Educational services	16,830	16,830
Total goodwill	$60,290	$60,290

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which was adopted by the Company as of January 1, 2002.  The adoption of SFAS 144 did not impact the earnings and financial position of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13 and Technical Corrections.  Among other things, SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  The Company adopted SFAS 145 during the second quarter of 2002 which resulted in the Company recording the effects of the early extinguishment of debt due to the Primrose refinancing as ordinary income, rather than as an extraordinary item.  The amount of gain included in the nine months ended September 30, 2002 attributable to this early extinguishment of debt (inclusive of a tax benefit of $114 and a $1,554 gain on the repurchase of warrants from the bank holding the debt which was refinanced) is $808.

(15)  Commitments and Contingencies

The Company’s subsidiary, Primrose, entered into an agreement with a third party to lease a build-to-suit office building in Paulding County, Georgia under an operating lease agreement.  The building is to be used as this subsidiary’s principal office.  The facility should be ready for occupancy in April of 2003.  The lease for the building is for a term of five years, which begins upon the issuance of the certificate of occupancy, provides for annual rent payments and requires Primrose to pay all operating expenses for the building.  The lease also provides for two renewal options of five years each and an option to purchase the building between the fifth and seventh years of the lease term at fair market value.

Primrose has also entered into an agreement to lease a school building under a build-to-suit operating lease in Paulding County, Georgia to be used as a facility for a new company-owned school.  The lease for the building is for a term of ten years, which begins on the date the landlord delivers the premises to Primrose, and provides for annual rent payments and requires the Company to pay all operating expenses for the building.  This lease also provides for two renewal options of ten years each, an option to purchase the building between the fourth and sixth years of the lease term at the base price of $1,526 plus an amount equal to one-half of the difference between the fair market value on the date of the purchase and the base price.

The future minimum rental commitments on these leases at September 30, 2002 are as follows:

Remainder of 2002	$72
2003	305
2004	359
2005	363
2006	381
2007 and thereafter	1,481
$2,961

Both leases are properly accounted for as operating leases.

The Company’s subsidiary, CompManagement, Inc., is party to a lawsuit brought by the Cleveland Bar Association which alleges that certain practices by this subsidiary and its hearing representatives in Ohio constitute the unauthorized practice of law.  This matter will be resolved by the Ohio Board of Commissioners on the Unauthorized Practice of Law and by the Supreme Court of Ohio.  CompManagement, Inc. believes that its practices do not differ from any other Ohio workers’ compensation third party administrator and do not constitute the practice of law.  The Company believes that the ultimate outcome of this action will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

(16)  Subsequent Events - Acquisition of Barron Risk Management

On October 1, 2002, the Company’s subsidiary, CompManagement, Inc., acquired 100% of the outstanding common stock of Barron Risk Management, a subsidiary of UICI Healthcare, Inc. for $1,000 plus a purchase price adjustment, based on tangible net worth at the acquisition date, which will be determined during the fourth quarter of 2002. The acquisition was financed by using the existing revolving facility.  Barron Risk Management provides workers’ compensation claims management, medical cost containment, safety and loss prevention, and auto, casualty and property services in the state of Texas.

On October 31, 2002, the Company executed its call provisions under the original Asset Purchase Agreement dated June 27, 1997 among PCG, Inc., formerly known as Pumpkin Ltd., a Colorado corporation, Pumpkin Ltd., a Delaware corporation and Pumpkin Masters Holdings, Inc., a Delaware corporation pursuant to which Pumpkin Masters Holdings, Inc. was granted the right to call all 200 shares of minority interest in its company at a pre-negotiated formula price based on a multiple of Pumpkin Ltd.’s EBITDA less debt which is approximately $2,000.  The Company expects to consummate this transaction during the fourth quarter of 2002.

During October and early November 2002, the Company’s subsidiary, Pumpkin, prepaid all of its term debt outstanding at September 30, 2002 under the June 2001 loan agreement with LaSalle Business Credit, Inc., $937.  This amount is included in the current portion of long-term debt on the September 30, 2002 condensed consolidated balance sheet as it was to be fully repaid by June 2003 under the terms of the loan agreement.  There was no prepayment penalty.  The prepayment was financed by cash generated from operations.

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

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company has restated its financial statements for the three and nine month periods ended September 30, 2001.  The accompanying discussion gives effect to that restatement.

Results of Operations

Security Capital reported net income of $3,656,000 and $5,850,000 for the three and nine month periods ended September 30, 2002. This compares to net income of $3,632,000 and $3,697,000 for the three and nine month periods ended September 30, 2001. The Company reported basic and diluted earnings per common share of $0.55 and $0.49, respectively, for the three months ended September 30, 2002, as compared to basic and diluted earnings per common share of $0.55 and $0.48, respectively, for the three months ended September 30, 2001. The Company also reported basic and diluted earnings per common share of $0.86 and $0.78, respectively, for the nine months ended September 30, 2002, as compared to basic and diluted earnings per common share of $0.54 and $0.51 respectively, for the nine months ended September 30, 2001.

Revenues decreased by $34,000 or less than 1% to $35,278,000 for the three month period ended September 30, 2002 as compared to the same period of the prior year.  This decrease was primarily due to the $1,650,000 or 8% decrease in the seasonal products segment’s revenues to $17,899,000 for the three month period ended September 30, 2002, as compared to the same period of the prior year, which more than offset revenue increases in the employer cost containment related-services segment of $1,473,000 or 11% to $15,399,000 for the three month period ended September 30, 2002, as compared to the prior year. The decrease in revenues of the seasonal products segment resulted from a decrease in bookings, the loss of two customers and the shifting of another large customer’s ship date from the third to the fourth quarter. This shipment had historically taken place in the third quarter.

However, revenues for the nine month period ended September 30, 2002, as compared to the same period of the prior year, increased by $5,001,000 or 7% to $78,441,000, and the increase was driven predominantly by the employer cost containment related-services segment. This segment’s $6,477,000 or 16% increase resulted from the growth in the customer base of workers’ compensation administration on large company self-insured contracts, an increase in the Third Party Administrator Group Rating program and revenue generated from new integrated disability management service products.  The inclusion of $2,599,000 in revenues from the operations acquired in Virginia, Maryland and North Carolina (Trigon Administrators), which were purchased on April 1, 2001 and therefore not included in the comparable results for the same period of the prior year, was a further contributing factor. This employer cost containment related-services segment’s increase was partially offset by the seasonal products segment’s revenue decrease of $2,031,000 or 7% to $26,083,000 for the nine month period ended September 30, 2002, as compared to the same period of the prior year.

Educational services segment revenues increased by $143,000 or 8% to $1,980,000 and by $555,000 or 10% to $6,280,000, for the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods of the prior year.  The increase in the three month comparison was primarily due to increases in royalty revenue attributable to growth in the size of the segment’s franchise network which more than offset lower franchise fees and real estate service fees and the reduced tuition revenues due to the closing of the Company-owned school.  The increase in the nine month period was primarily attributable to royalty revenue increases resulting from the growth of this segment’s franchise network.  Total royalty revenue of the educational services segment earned from system revenues increased by $270,000 or 19% to $1,706,000 and by $782,000 or 18% to $5,124,000 for the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods of the prior year, due to same school revenue growth and the revenue contribution made by the eleven new schools opened since September 30, 2001.  As an additional measure of the performance of the educational services segment, the Company monitors the revenues generated by its franchisees. Total education system revenues, or gross revenues of all educational-based child care center franchises, increased by $3,729,000 or 18% to $24,404,000 and by $11,000,000 or 18% to $73,611,000 for the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods of the prior year.  This increase was generated as a result of an 11% increase in the number of educational-based childcare centers, which numbered 104 and 94 as of September 30, 2002 and 2001, respectively.

Selling, general and administrative expense increased by $1,338,000 or 9% to $15,529,000 and by $4,916,000 or 13% to $43,394,000 for the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods of the prior year, almost entirely due to increases in the employer cost containment-related services segment.  These increases resulted from adding staff and expenses relative to this segment’s growth initiatives and, for the nine month increase, also from the Trigon Administrators, Inc. acquisition on April 1, 2001.

Amortization and depreciation expense decreased by $749,000 or 51% to $731,000 and by $2,287,000 or 52% to $2,151,000 for the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods of the prior year, primarily due to the application of the new rules on accounting for goodwill and other intangible assets effective January 1, 2002, resulting in the cessation of amortization of goodwill.  Amortization expense of goodwill included in the results shown for the three and nine month periods ended September 30, 2001 was $726,000 and $2,246,000, respectively.

Interest expense decreased by $674,000 or 43% to $896,000 for the three month period ended September 30, 2002, as compared to the same period of the prior year, due primarily to reduced average debt in both the employer cost containment-related services and the educational services segments and interest savings resulting from both the prepayment of the employer cost containment-related services segment’s subordinated debt and the refinancing of the seasonal products segment’s debt.

Interest expense decreased by $577,000 or 13% to $3,861,000 for the nine month period ended September 30, 2002 as compared to the same period of the prior year. The employer cost containment-related services segment’s interest expense decreased by $689,000 and the seasonal products segment’s interest expense declined by $456,000 due to interest savings resulting from the prepayment of the employer cost containment-related segment’s subordinated debt and the refinancing of the seasonal products segment’s debt. These decreases, however, were partially offset on a year-to-date basis by the educational segment’s interest expense increase.  This segment increased on a net basis by $450,000 as the decrease in interest expense due to reduced average debt levels there was more than offset by the increase in interest expense due to a write-off of original issue discount and deferred financing costs associated with the debt that was refinanced on April 5, 2002.  As discussed in Note 11 to the financial statements contained in this Report on Form 10-Q, this early extinguishment of debt resulted in a net gain of $808,000, including the gain on the bank warrant repurchase.  However, the write-off of both the original issue discount and deferred financing costs which were part of this net gain totaled $860,000 and are reflected in interest expense for the nine month period ended September 30, 2002.

Seasonality

The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. The seasonal segment for the two previous years received orders representing approximately 41% and 35% of its annual bookings during the first and second quarters, respectively. It ships products throughout the year, with approximately 61% of its shipments in the third quarter. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, the seasonal products segment has had greater working capital needs in its peak season and has experienced greater cash availability in its fourth calendar quarter. As a result of this sales pattern, a substantial portion of this segment’s revenues is typically recorded in the third and fourth calendar quarters. The Company expects this seasonal pattern to continue for the foreseeable future. The seasonal products segment has historically financed its operations through internally-generated cash flow and short-term seasonal borrowings.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $10,608,000 from $11,562,000 at December 31, 2001 to $954,000 at September 30, 2002. The employer cost containment-related services segment’s cash decreased by $4,250,000, primarily attributable to its first quarter prepayment of its $6,000,000 subordinated debt with Bank One Mezzanine which carried a 20% per annum interest rate and was due to be repaid in a balloon payment in December 2005.  In addition to the principal amount, WC Holdings also was required to pay $431,000 in prepayment penalties.  The seasonal products segment’s cash decreased by $6,659,000, which was primarily attributable to seasonal increases of working capital in this segment.  These decreases were offset somewhat by increases in the educational services segment and in the corporate holding company.  Cash increased by $252,000 in the educational services segment due to cash flow from operations being in excess of that needed for scheduled debt repayments.

The Company’s consolidated working capital decreased by $8,726,000 from a deficit of $6,566,000 at December 31, 2001 to a deficit of $15,292,000 at September 30, 2002.  The most significant contributor to this decrease was the $10,608,000 decrease in cash discussed above.  The employer cost containment-related services segment’s working capital decreased by $5,606,000 inclusive of its $4,250,000 reduction of cash noted above and a $5,578,000 increase in its revolving line of credit facility utilization, as offset by a $4,806,000 decrease in the unearned revenue liability of this segment.  This unearned revenue liability decrease was due to this segment’s recording of unearned revenues as cash is received, which is primarily during the fourth quarter of each year and into the early part of the first quarter of the succeeding year, and amortizing these to income over the balance of the year.  The seasonal products segment’s working capital increased by $269,000, with seasonal working capital increases being offset by the reduction of cash noted above together with the movement into current debt of this segment’s $1,960,000 subordinated promissory notes due on May 31, 2003 and of $1,725,000 of the long-term portion of this segment’s term debt due to debt covenants with which it will not be in compliance as discussed in Note 11.  The educational services segment’s working capital decreased by approximately $3,457,000, primarily due to the movement to current debt of the balloon payments on its term debt which are due in September 2003.

The Company, in aggregate, maintains four revolving lines of credit, with $18,023,000 outstanding and $6,355,000 of additional availability (reflective of borrowing base restrictions) at September 30, 2002.  The Company’s employer cost containment-related services segment maintains a $7,000,000 revolving line of credit, which had a balance outstanding of $5,578,000 and $1,422,000 available at September 30, 2002. The seasonal products segment, in aggregate, maintains two revolving lines of credit, which had combined balances of $11,845,000 outstanding and $4,533,000 of additional availability (reflective of borrowing base restrictions) at September 30, 2002.  This segment’s amounts of revolving lines of credit outstanding continued to increase through the end of the third quarter due to this segment’s seasonal pattern.  The Company’s educational services segment maintains a $1,000,000 revolving line of credit, which had a balance of $600,000 outstanding and $400,000 available at September 30, 2002.  Borrowings under the Company’s revolving lines of credit are limited to a borrowing base which could restrict availability.

Total term debt, exclusive of original issue discount but inclusive of current debt maturities and of capital lease obligations, decreased by $12,747,000 from $44,239,000 at December 31, 2001 to $31,492,000 at September 30, 2002, due to scheduled payments on all term debt and the February 28, 2002 prepayment of the employer cost containment-related services segment’s $6,000,000 subordinated debt with Bank One Mezzanine. Term debt in the aggregate carried an approximate 5.46% weighted average interest rate as of September 30, 2002, an approximate 5.82% weighted average interest rate for the three month period ended September 30, 2002 and an approximate 6.56% weighted average interest rate for the nine month period ended September 30, 2002.  Current maturities of term debt, inclusive of current capital lease obligations, were $11,707,000 at September 30, 2002.

Term debt has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratios, interest coverage ratios, fixed charge ratios and maximum lease expenses.

At September 30, 2002, the company’s subsidiary, Health Power, was not in compliance with its maximum capital expenditure covenant.  Health Power has received a waiver with respect to this covenant violation and amendment of the covenant for the future.  Health Power expects to be in compliance with all covenants for the foreseeable future.

At September 30, 2002, Possible Dreams was not in compliance with its minimum EBITDA, minimum fixed charge coverage ratio and maximum leverage ratio covenants.  The Company did not obtain waivers with respect to these covenant violations.  Because of these covenant violations and because of debt covenants which the Company believes Possible Dreams will not be in compliance with at December 31, 2002, Possible Dreams has reclassified all of its term debt with LaSalle Business Credit, $2,513,000, to current.  The debt at Possible Dreams is neither cross-collateralized with nor guaranteed by the Company or any other subsidiary of the Company.

On October 1, 2002, the Company’s subsidiary, CompManagement, Inc., acquired 100% of the outstanding common stock of Barron Risk Management, a subsidiary of UICI Healthcare, Inc. for $1,000,000 plus a purchase price adjustment, based on tangible net worth at the acquisition date, which will be determined during the fourth quarter of 2002. The acquisition was financed by using the existing revolving facility.  Barron Risk Management provides workers’ compensation claims management, medical cost containment, safety and loss prevention, and auto, casualty and property services in the state of Texas.

On October 31, 2002, the Company executed its call provisions under the original Asset Purchase Agreement dated June 27, 1997 among PCG, Inc., formerly known as Pumpkin Ltd., a Colorado corporation, Pumpkin Ltd., a Delaware corporation and Pumpkin Masters Holdings, Inc., a Delaware corporation pursuant to which Pumpkin Masters Holdings, Inc. was granted the right to call all 200 shares of minority interest in its company at a pre-negotiated formula price based on a multiple of Pumpkin Ltd.’s EBITDA less debt which is approximately $2,000,000.  The Company expects to consummate this transaction during the fourth quarter of 2002.

During October and early November 2002, the Company’s subsidiary, Pumpkin, prepaid all of its term debt outstanding at September 30, 2002 under the June 2001 loan agreement with LaSalle Business Credit, Inc., $937,000.  This amount is included in the current portion of long-term debt on the September 30, 2002 condensed consolidated balance sheet as it was to be fully repaid by June 2003 under the terms of the loan agreement.  There was no prepayment penalty.  The prepayment was financed by cash generated from operations.

The Company expects no major capital expenditures during the fourth quarter of 2002.

The Company’s quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company’s financial performance during any particular quarter or year. Such factors include, but are not limited to, those listed under Item 5. of Part II of this Report on Form 10-Q.  The Company introduced a number of new products in its target markets in 2001 and 2002 and plans to introduce additional products in 2003 which could possibly enhance future revenues and liquidity of the Company.  However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability.  The Company believes that cash flows from operating activities, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company’s debt service obligations, working capital needs and planned capital expenditures for at least the next 12 months, although there can be no assurance in this regard.  The Company is continually evaluating financing alternatives as a means of improving its liquidity and continually evaluating strategic alternatives in order to maximize stockholder value and enhance stockholder liquidity.

Other

The Company has applied the new rules on accounting for goodwill and other intangible assets effective January 1, 2002 and has therefore ceased amortization of goodwill.  Amortization expense of goodwill included in the results shown for the three and nine month periods ended September 30, 2001 was $726,000 and $2,246,000, respectively.  During June 2002, the Company completed the first step of the transitional test for impairment of goodwill using the two-step process prescribed in SFAS 142.  The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002.  The performance of the second step of the impairment test will measure the amount of the impairment which the Company currently estimates to be between $4,000,000 and $6,000,000.  This second step is currently being performed and will be completed by December 31, 2002 as required.  The impairment charge will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with the prescribed guidance in SFAS 142.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates.  The Company’s notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a one percentage point change per annum in interest rates would have impacted interest expense by approximately $89,000 and $244,000 for the three and nine month periods ended September 30, 2002, respectively.  The comparable amounts for the prior year were $100,000 and $263,000 for the three and nine month periods ended September 30, 2001, respectively.

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report on Form 10-Q, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company’s subsidiary, CompManagement, Inc., is party to a lawsuit brought by the Cleveland Bar Association which alleges that certain practices by this subsidiary and its hearing representatives in Ohio constitute the unauthorized practice of law.  This matter will be resolved by the Ohio Board of Commissioners on the Unauthorized Practice of Law and by the Supreme Court of Ohio.  CompManagement, Inc. believes that its practices do not differ from any other Ohio workers’ compensation third party administrator and do not constitute the practice of law.  The Company believes that the ultimate outcome of this action will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

Item 5.  Other Information

Forward Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provision of the Private Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation insurance in Ohio and the other states in which the Company’s employer cost containment-related services segment operates, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, the availability and cost of materials and the impact that prolonged longshoremen labor strikes would have on the availability and cost of imported materials and products, the Company’s ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company’s competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the manufacturing facilities of the Company’s suppliers, interest rate and foreign exchange fluctuations, political stability in the Pacific Rim and the Company’s ability to attract qualified franchisees or access to financing for these franchisees.

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

SECURITY CAPITAL CORPORATION

Date: November 14, 2002	By:	/s/ Brian D. Fitzgerald
Brian D. Fitzgerald
President

Date: November 14, 2002	By:	/s/ William R. Schlueter
William R. Schlueter
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Brian D. Fitzgerald, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Security Capital Corporation (“the registrant”);

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Brian D. Fitzgerald
Brian D. Fitzgerald
President and Chief Executive Officer

*              *              *

I, William R. Schlueter, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Security Capital Corporation (“the registrant”);

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ William R. Schlueter
William R. Schlueter
Vice President and Chief Financial Officer

Exhibit Required To Be Filed By Item 906 of Regulation S-K

The document required to be filed as an exhibit to this Form 10-Q is listed below.

EXHIBIT NO.		DESCRIPTION OF DOCUMENT

99.1	—	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.