Form 10-K
period 2002-12-31
SECURITY CAPITAL CORP/DE/
filed 2003-03-28
CIK 314340

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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
None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

        As of June 30, 2002, 6,450,967 shares of the Registrant's voting stock were outstanding, of which 5,277,632 shares were held by affiliates of the Registrant. The aggregate market value of the remaining 1,173,335 shares of voting stock held by non-affiliates (based upon the closing price of the Registrant's Class A Common Stock on June 30, 2002 of $9.90) was approximately $11,616,017.

        Portions of Security Capital Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

General

        Security Capital Corporation ("Security Capital" or "SCC" or the "Company") operates four subsidiaries in three distinct business segments. Each subsidiary has a high degree of operating autonomy, with its own chief executive officer and management. Management of each company has equity interests and/or options and other incentives based primarily on the performance of its own subsidiary. The parent company management of Security Capital is primarily focused on strategic, financial and other senior level managerial issues, as well as potential new related or other acquisitions.

        As a result of the December 2000 acquisition through a 100%-owned subsidiary, WC Holdings, Inc., SCC has an 80% equity interest in Health Power, Inc. ("Health Power"). Security Capital owns, through its 98%-owned subsidiary, Primrose Holdings, Inc., 100% of the outstanding shares of common stock of Primrose School Franchising Company and one related service company (together referred to as "Primrose"). Through its 100%-owned subsidiary, Pumpkin Masters Holdings, Inc., SCC owns 100% of the outstanding shares of Pumpkin, Ltd. (together referred to as "Pumpkin"). Prior to a December 31, 2002 transaction whereby the 20% minority shareholders' stake in Pumpkin Masters Holdings, Inc. was purchased by the Company, Pumpkin Masters Holdings was an 80%-owned subsidiary. Security Capital owns, through its 100%-owned subsidiary, P.D. Holdings, Inc., 100% of the outstanding shares of Possible Dreams, Ltd. (together referred to as "Possible Dreams").

        The three business segments of SCC are employer cost containment and health services, educational services, and seasonal products. The employer cost containment and health services segment consists of Health Power which provides services to employers and their employees primarily relating to industrial health and safety, industrial medical care, workers' compensation insurance and the direct and indirect costs associated therewith. The educational segment consists of Primrose which is engaged in the franchising of educational child care centers, with related activities in operations advisory, real estate and site selection services. Primrose also operated one educational child care center during the first five months of 2002, which it closed in May 2002. In January 2003, Primrose will open a new company-owned and -operated educational child care center. The Primrose activities are national with the exception of the Northeast and Northwest. The seasonal products segment consists of Pumpkin and Possible Dreams. Pumpkin is engaged primarily in the business of designing, out-sourcing and distributing pumpkin carving kits and related Halloween accessories. Possible Dreams operates as a designer, importer, and distributor of collectible and fine quality figurines and, to a lesser extent, other specialty giftware.

Health Power (Employer Cost Containment and Health Services Segment)

Background

        On December 21, 2000, the Company, through its subsidiary, WC Holdings, Inc., acquired Health Power, a Delaware corporation. The total consideration paid for 100% of Health Power common stock was $37,446,000. In addition, on April 1, 2001, the Company, through Health Power's subsidiary CompManagement, Inc. ("CompManagement"), acquired 100% of the outstanding stock of Trigon Administrators, Inc., a third party administrator in Virginia, Maryland and North Carolina. After contractual adjustments, the total consideration paid was $5,495,000. On October 1, 2002, CompManagement acquired all of the outstanding stock of Barron Risk Management Services, Inc., a third party administrator ("TPA") in Texas that offers various services for the administration of self-insured property and casualty programs and is one of the largest administrators of workers' compensation programs in the region. After contractual adjustments, the total consideration was $1,750,000.

Overview

        Health Power operates through its wholly-owned subsidiary, CompManagement. CompManagement provides various services to corporations and their employees primarily relating to workplace health and safety, occupational medical care, workers' compensation and employee benefits. These services are targeted at improving the health and safety of workplaces and employees, as well as reducing and managing employer long-term costs of workplace health and safety.

        CompManagement provides its services to over 60,000 businesses and had 804 employees as of December 31, 2002. Approximately 75% of the businesses to whom they provide services are located in Ohio, which makes CompManagement a leader in providing such services in Ohio. In recent years, CompManagement has expanded its operations to Georgia, Indiana, Kentucky, Maryland, North Carolina, Pennsylvania, Texas, Virginia, Washington and West Virginia.

        CompManagement provides services reducing or containing employers' lost time and other workers' compensation costs and managing workers' compensation claims. These include consulting, training and education services to improve workplace health and safety. CompManagement also provides medical management and administrative services related to workers' compensation claims.

CompManagement Services

        CompManagement offers services in two general categories: (1) non-medical services related to workers' and unemployment compensation claims and (2) medical management of workers' compensation claims, or "MCO" services.

Non-medical Services

        CompManagement provides workers' compensation group rating services, risk management, medical cost containment and claims management services to employers with respect to workers' compensation claims and, to a lesser extent, unemployment compensation claims, as well as claims administration services for short-term disability and FMLA claims. Many of these services are typically referred to as "third party administration" or "TPA" services. CompManagement's TPA services for workers' compensation claims include the review and processing of an employer's workers' compensation claims, the design of individual programs to improve an employer's experience ratings, representation of employers before the Ohio Industrial Commission and The Ohio Bureau of Workers' Compensation (the "OBWC"), the performance of risk analysis for an employer's experience rating, the review of premium audits on behalf of employers and analysis of employers for inclusion in group rating plans. CompManagement also acts as a TPA of workers' compensation claims for self-insured employers. Each employer selects the types of services it desires and then enters into a contract with CompManagement to provide such services. These contracts are generally for a one-year period.

        CompManagement currently provides its TPA services to approximately 17,000 employers located throughout Georgia, Ohio, Maryland, North Carolina, Pennsylvania, Texas, Washington and West Virginia. Ohio employers have entered into contracts with CompManagement because of their participation in group rating plans sponsored by trade associations of which such employers are members.

MCO Services

        CompManagement provides medical management services for workers' compensation claims, primarily to Ohio employers, as well as to a smaller number of employers located in Georgia, Kentucky, Maryland, Virginia, North Carolina, Texas and Indiana. CompManagement owns and operates two state-wide certified MCOs under Ohio's Health Partnership Program. CompManagement currently serves approximately 52,000 employers located throughout Ohio. As a state-wide certified

MCO, CompManagement provides medical management services for workers' compensation cases resulting from injuries suffered by employees arising out of the course and scope of their employment, as required by law. Because all workers' compensation claim liabilities are paid by the OBWC, CompManagement does not assume any risk for the payment of medical or disability benefits to employees with respect to their claims.

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

        Under its current OBWC contract, CompManagement receives an administrative fee equal to 4% of the annual workers' compensation premiums for employers assigned to its MCO. The administrative fee is paid monthly and is subject to setoffs if CompManagement does not meet certain criteria with respect to first report of injuries, bill submissions or data accuracy, or if CompManagement makes a misfiling of death claims. CompManagement is also eligible to earn an additional quarterly incentive fee of up to 3% of the annual workers' compensation premiums for employers assigned to its MCO based upon its attainment of certain return-to-work measurements established in the contract. In 2002, CompManagement also earned an additional 0.25% of the annual workers' compensation premiums because it enrolled a certain number of employers in the OBWC transitional work grant program by December 31, 2002.

        CompManagement has a state-wide health care provider network in Ohio, Kentucky, Indiana, Maryland, North Carolina, Texas and Virginia consisting of approximately 20,000 physicians, hospitals and ancillary providers. These networks include certain occupational health-based physician groups, which serve as its "anchor medical groups." The provider panel is credentialed using a multi-faceted peer review committee. CompManagement has a provider services department, which recruits new providers for its network and offers educational materials and training seminars.

Customers and Marketing

        CompManagement markets its TPA and MCO services jointly through both its own sales force of 24 persons who directly contact prospective and existing employer groups and its relationships with over 500 independent insurance agencies and brokers. CompManagement maintains service centers in Akron, Cincinnati, Cleveland and Toledo, Ohio; Seattle, Washington; Charleston, West Virginia; Lexington, Kentucky; Atlanta, Georgia; San Antonio, Austin and Dallas, Texas; Richmond and Fairfax, Virginia; and Baltimore, Maryland in addition to its Dublin, Ohio executive offices.

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

Employees

        As of December 31, 2002, CompManagement had approximately 804 employees, of which 419 were employed in connection with its TPA operations; 315 were employed in connection with its MCO operations; and 70 were employed in connection with corporate-wide administrative functions including finance, human resources, information systems/information technology and management. CompManagement's employees are not represented by a union, and CompManagement considers its relationship with its employees to be good.

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

Overview

        Primrose is the exclusive franchiser of Primrose Schools, an industry leader in educational childcare services. The previous company-owned Primrose school was closed on May 31, 2002. A new company- owned unit opened in January 2003 and will serve an important role in testing new curricula and initiatives.

        As of December 31, 2002, Primrose consisted of 105 franchised locations in the southern, central and western United States. Additionally, as of that date, Primrose had awarded 30 franchise units that were in various stages of development and construction and four option agreements for future development.

Educational Services

        Primrose has established a position as a major provider of educational childcare in the upscale niche of the childcare industry. Primrose is a franchised system of private, curriculum-based pre-schools which provide child care services for children six weeks to five years old and after-school programs for children five through 12 years old. The primary strategies of Primrose are aimed at delivering a consistent, high quality educational product throughout all its schools. The overall franchise system and product are tightly controlled and uniform.

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

        A complete internal and external equipment package is provided by Primrose for franchisees' use in their schools. This package includes furniture, educational programs and materials, playground equipment, school supplies and custom childcare management software.

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

Sources of Revenues

        Primrose derives revenue from royalty income, franchise fees, real estate services and development fees. It formerly owned and operated one educational childcare center, which it closed in May 2002. With respect to this former school and to its new owned and operated center, Primrose School at Bentwater, which opened in January 2003, Primrose derives its revenue from the collection of educational childcare fees.

Trademarks and Other Proprietary Rights

        Primrose owns and maintains trademarks and copyrights relating to its programs, characters, logos and building plans. Additionally, Primrose strives to protect itself, franchisees, parents and children through a strong, comprehensive franchise agreement that explicitly spells out the responsibilities of both Primrose and the franchisee. This agreement gives Primrose the ability to enforce its standards, helping to ensure system-wide quality and consistency.

Competition and Markets

        Primrose Schools competes in the center-based for-profit sector of the childcare industry. The industry is highly fragmented with an estimated 100,000 plus licensed childcare centers, of which only a small percentage consist of national for-profit child care "chains" such as Primrose. Management believes the fragmented nature of the industry, together with an increasing demand for educational childcare, provides growth opportunities for well-managed child centers with professional, owner-operated childcare providers.

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

Government Regulation

        Primrose is subject to various federal, state and local laws affecting Primrose as well as a variety of regulatory provisions relating to zoning of school sites, sanitation, curriculum, health and safety. As a franchisor, Primrose is subject to state and federal laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises. In certain cases, they also apply substantive standards to the relationship between franchisor and franchisee, relating primarily to defaults, termination, non-renewal of franchises and the potential impact of new Primrose schools on enrollment levels at existing Primrose sites.

Litigation

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

Employees

        Primrose had 34 employees at December 31, 2002. Primrose's employees are all full-time employees. None of the employees of Primrose is represented by a labor union, and Primrose considers its relationship with its employees to be good.

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

Overview

        Pumpkin is a leading designer, manufacturer and distributor of specialty products and related accessories targeted primarily at the Halloween and, to a lesser degree, Easter seasonal markets. Pumpkin outsources all of its manufacturing, assembling and packaging activities. Pumpkin distributes its products primarily throughout the United States but also in Canada and Europe to over 7,000 retail locations, including mass merchandiser, craft, grocery, hardware, garden and drug stores, and through mail order catalogues. Its business is highly seasonal in nature with approximately 85% of its annual shipments occurring in the third quarter.

Products

        Pumpkin designs, markets and distributes specialty products for Halloween and, to a lesser degree, Easter. Pumpkin's core product is a patented pumpkin carving kit. The Pumpkin Masters product line includes a variety of pumpkin carving kits containing different combinations of tools, saws and patterns for different ages and skill levels. The tools include patented saws and a patented Scraper Scoop for cleaning out the inside of a pumpkin. In addition, Pumpkin also currently sells and distributes a full line of Halloween products, including carving and decorating (both adults and kids), trick-or-treat, home décor, and accessory items. For the Easter market, Pumpkin introduced its Exceptional Easter™ decorating kits beginning with Easter 2001.

        For Halloween 2002, the pumpkin carving kit consisted of two slender carving saws, a poker, a drill and ready-to-use patterns and instructions. Patterns are transferred onto pumpkins by poking along the design lines with the poker. Carving is as simple as sawing from dot-to-dot. Pumpkin has patents for the entire kit, as well as the additional tools that are sold separately. Pumpkin also offers a similar carving kit designed specifically for younger children. The patterns are protected by copyright or are used under license.

Design

        Creative design and product innovation are critical to the long-term success of Pumpkin. Pumpkin maintains a creative team of four people who are responsible for developing new products and designing patterns for each Halloween season.

Distribution and Suppliers

        Pumpkin has a retail customer base of over 1,500 retailing companies and mail order houses. Its products are sold in the United States, Canada and Europe through its own personnel and a network of independent manufacturers' representatives and distributors. Retail outlets include mass-market, supermarket, drug and variety, hobby and craft, party and home improvement chain customers.

        Pumpkin also sells directly to smaller non-retail accounts through direct mail catalogs and sells to distributors both directly and through the independent manufacturers' representatives. Pumpkin has appointed exclusive distributor representatives in Canada and Europe.

        Third party vendors conduct all of Pumpkin's manufacturing and shipping activities. Since 1988, Pumpkin has used the same core group of domestic vendors to provide substantially all of its materials and to assemble, warehouse and ship its products. As of February 2003, Pumpkin has a new domestic vendor for warehousing, assembling and shipping product. Pumpkin is upgrading the vendor to raise the quality and service to both Pumpkin and Pumpkin's customers. Pumpkin uses vendors that are experienced in their respective fields and that manufacture each product to Pumpkin's specifications. Pumpkin has identified back-up and secondary sources for all major materials and services; however, the sudden loss or interruption of supply or service from one of the major vendors could have a material adverse effect on Pumpkin's results of operations and financial condition. Pumpkin currently splits some of its production between primary and back-up vendors. In addition, Pumpkin manufactures approximately 20 percent of its product in China. Pumpkin's import operations may be adversely affected by, among other things, political instability resulting in the disruption of trade from exporting countries, regulatory changes, increases in transportation costs or delay, any significant fluctuation in the value of the United States dollar against foreign currencies and restrictions on the transfer of funds.

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

        Pumpkin has several competitors in the pumpkin carving product market. The principal elements defining competitiveness are price, product design, patents, brand-identity and distribution. Although Pumpkin believes that it competes favorably with respect to these factors, some of Pumpkin's competitors are larger than Pumpkin and have greater financial resources, with a wider range of non-Halloween products and broader distribution channels.

Employees

        Pumpkin employed 29 people as of December 31, 2002, 22 of whom were salaried employees and seven of whom were hourly employees. None of its employees is represented by a labor union, and Pumpkin considers its relationship with its employees to be good.

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

Overview

        Possible Dreams is a major designer, importer and distributor of fine quality collectibles and other specialty giftware. Possible Dreams is especially known for its handcrafted collectible Clothtique branded product line. Possible Dreams' products include the Clothtique Santa Collection, Clothtique Couture, The Clothtique Fine Arts Collection, Clothtique Champions and Clothtique Snowmen, as well as a variety of Angels and ornaments. Other branded lines include Flights of Fancy, Spring Surprises, Celtic Collection and Cagey Critters. Possible Dreams distributes its products throughout the United States to approximately 12,500 independent gift retailers, as well as to department stores, mail order houses and card and gift chains.

Products

        Possible Dreams designs, imports and distributes more than 3,000 products. Possible Dreams' leading product line is Clothtique figurines crafted with a blend of stiffened cloth, ceramic and resin. The Clothtique process was first used by Possible Dreams for a series of angels and Santas. Clothtique is now marketed in a variety of holiday and year-round collections. The Clothtique process has the ability to mimic the look and feel of real wardrobes.

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

        There are new introductions each year to the Clothtique and other product lines of Possible Dreams, including lines of seasonal and non-occasion figurines, musical water domes, stocking holders, ornaments and decorative accessories.

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

        Possible Dreams further enhances collectibility and improves sales through its Collector club. Collector clubs are used by a number of branded giftware companies to stimulate interest in particular product lines, strengthen retail relationships and provide helpful consumer preference data. The success of Possible Dreams' Santa line led to the establishment in 1992 of the Santa Claus Network, a

Clothtique Santa Collectors Club. This Club has approximately 11,000 members, each paying an annual membership fee and receiving quarterly newsletters.

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

Distribution and Suppliers

        As noted above, Possible Dreams has a retail customer base of approximately 12,500 independent gift shops, department stores and mail order houses. Its products are primarily sold by 13 sales groups with over 150 sales representatives operating out of 18 showrooms nationwide located in each of the major giftware markets in the United States. Possible Dreams opened its own showrooms in New York City in February 1998 and in Atlanta in January 2000.

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

        Possible Dreams utilizes computer systems it has purchased and internally-developed software to help maintain efficient order processing from the time a product enters its system through shipping and ultimate payment collection from its customers. Software for the processing, shipping and tracking of orders from its warehouse plays a significant role in allowing Possible Dreams to maintain customer satisfaction.

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

Imports; Major Suppliers; Regulation

        Possible Dreams does not own or operate any manufacturing facilities and, like most of its competitors, imports most of its products as finished goods from the Pacific Rim, primarily mainland China and, to a lesser extent, Taiwan, Thailand and Europe. Possible Dreams' ability to import products and thereby satisfy customer orders is affected by the availability of, and demand for, quality production capacity abroad. Possible Dreams competes with other importers of specialty giftware products for a limited number of foreign manufacturing sources that can produce detailed, high quality products at affordable prices. Possible Dreams purchased approximately 78% and 82% of its supplies from two companies during 2002 and 2001, respectively. The loss of either supplier could have an adverse effect on Possible Dreams' results of operations and its financial condition. In addition, Possible Dreams' import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, regulatory changes, increases in transportation costs or delays, any significant fluctuation in the value of the United States dollar against foreign currencies and restrictions on the transfer of funds.

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

Employees

        Possible Dreams employed 65 people as of December 31, 2002, 15 of whom were salaried employees, with the remainder being hourly employees. None of the employees is represented by a labor union, and Possible Dreams considers its relationship with its employees to be good.

ITEM 2. PROPERTIES.

        CompManagement leases a 70,000 square foot office building in Dublin, Ohio, which is used as its principal office facilities. The lease for the building is for a term of 15 years, which began in 1997, provides for annual rent payments and requires CompManagement to pay all operating expenses for the building. The lease also provides for, among other things, three renewal options of five years each, an option to purchase the building and a right of first offer with respect to the sale of such building. The lease restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements. CompManagement also leases office space in Akron, Cincinnati, Cleveland, and Toledo, Ohio; Seattle, Washington; Charleston, West Virginia; Lexington, Kentucky; Richmond and Fairfax, Virginia; Atlanta,

Georgia; San Antonio, Austin and Dallas, Texas; and Baltimore, Maryland. These spaces are used as regional offices and service centers for its operations.

        Primrose leases a 4,500 square foot building in Cartersville, Georgia where it maintains all its operations, sales and administrative facilities. It also leases 2,000 square feet in a nearby building where it maintains its real estate and development facilities.

        Primrose will move to a leased facility with approximately 13,000 square feet in Acworth, Georgia during the second quarter of 2003.

        In January 2003, Primrose School at Bentwater, also located in Acworth, Georgia, began leasing buildings containing a total of 8,000 square feet and land where Primrose is now maintaining its company-owned and -operated educational childcare operations.

        Primrose Country Day School previously leased land and buildings containing a total of 8,000 square feet located in Georgia where it had formerly maintained its educational child care operations. The lease on this property terminated in June 2002. That school was closed in May 2002.

        Pumpkin leases 10,671 square feet of office space in Denver, Colorado for its sales and administrative operations.

        Possible Dreams owns land and a 55,000 square foot building in Foxboro, Massachusetts where it maintains all of its distribution, sales and administrative facilities. Possible Dreams currently utilizes approximately 48,000 square feet as distribution space and approximately 7,000 square feet as sales and administrative offices. Substantially all of the properties and other assets of Possible Dreams are pledged to Possible Dreams' principal lender as security for a line of credit and related loans.

        Possible Dreams leases 2,400 square feet in each of New York, New York and Atlanta, Georgia for a showroom.

        The Company believes its owned and leased properties are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

        The Company is party to several legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses to these actions, such that the resolution of such matters will not have a material adverse effect on the financial position or future operating results of the Company.

        The Company's subsidiary, CompManagement, Inc., is party to a lawsuit brought by the Cleveland Bar Association which alleges that certain practices by this subsidiary and its hearing representatives in Ohio constitute the unauthorized practice of law. This matter will be resolved by the Ohio Board of Commissioners on the Unauthorized Practice of Law and by the Supreme Court of Ohio. CompManagement, Inc. believes that its practices do not differ from any other Ohio workers' compensation third party administrator and do not constitute the practice of law. The Company believes that the ultimate outcome of this action will not have a material adverse effect on the financial position or future operating results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Class A Common Stock of Security Capital is traded on the American Stock Exchange (the "AMEX") under the symbol "SCC." The following table states the high and low sales prices for the Class A Common Stock on the AMEX for the quarterly periods indicated:

2002 PRICE RANGE			2001 PRICE RANGE
QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First—ended March 31	$10.00	$9.50	First—ended March 31	$9.30	$7.375
Second—ended June 30	$10.00	$9.40	Second—ended June 30	$10.75	$9.30
Third—ended September 30	$10.10	$8.85	Third—ended September 30	$12.99	$10.65
Fourth—ended December 31	$9.15	$8.00	Fourth—ended December 31	$11.38	$9.90

        As of March 18, 2003, there were approximately 861 stockholders of record of the Class A Common Stock and 6,450,587 shares outstanding, and 15 stockholders of record of the Common Stock and 380 shares outstanding. On such date, the closing price of the Class A Common Stock on the AMEX was $6.45.

        The Company has not paid any dividends to common stockholders for several years and does not intend to pay any dividends in the foreseeable future. The Company has entered into various financing arrangements at the subsidiary level that may limit the ability to pay dividends to the parent company, thus limiting the parent company's ability to pay dividends to its stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

        The following table sets forth certain selected consolidated financial data for the Company. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Item 8. of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. of this Form 10-K.

	YEARS ENDED DECEMBER 31,
	2002	2001 (3)	2000 (3)(4)	1999 (3)(4)	1998 (3)
	(in thousands, except per share data)
Total revenues(1)	$102,430	$93,186	$41,904	$37,345	$30,018

Income before cumulative effect of change in accounting principle(1) and (2)	7,196	2,835	1,425	1,935	2,149
Cumulative effect of change in accounting principle, net(3)	(3,402)	—	—	—	—

Net income(1), (2) and (3)	3,794	2,835	1,425	1,935	2,149
Less preferred stock accretion	(401)	(352)	(309)	(206)	—

Income available to common stockholders(1), (2) and (3)	$3,393	$2,483	$1,116	$1,729	$2,149

Basic and diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$1.05	$0.39	$0.17	$0.28	$0.41
Cumulative effect of change in accounting Principle	(0.52)	—	—	—	—

Basic earnings per common share after cumulative effect of change in accounting principle	$0.53	$0.39	$0.17	$0.28	$0.41

Diluted earnings per common share before cumulative effect of change in accounting principle	$0.95	$0.35	$0.17	$0.28	$0.41

Diluted earnings per common share after cumulative effect of change in accounting principle	$0.47	$0.35	$0.17	$0.28	$0.41

Dividends per share of common stock	—	—	—	—	—

As of December 31
	2002	2001	2000	1999	1998
Total assets	$100,228	$107,285	$100,557	$55,320	$33,638
Long-term obligations	18,612	36,760	38,890	19,870	11,266
Redeemable convertible preferred stock	3,268	2,867	2,515	2,206	—
Total stockholders' equity	$30,678	$27,285	$24,789	$23,672	$16,943

(1)
The fourth quarter of 2002 revenue and net income includes an incentive bonus of approximately $925,000 and $546,000, respectively, from the Ohio Bureau of Workers' Compensation earned at year-end 2002.

(2)
During the second quarter of 2002, net income includes a net gain on the early extinguishment of debt associated with the Primrose refinancing of $808,000 relating to the repurchase of warrants, net of the write-off of original issue discount and deferred financing costs associated with the original debt.

(3)
During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142. The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002. The second step measured the amount of the impairment. An impairment was recognized in the seasonal products segment, and the impairment charge (net of tax benefit) has been reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142. (See Note 2 to the Consolidated Financial Statements.) In addition, the Company ceased recording amortization expense relating to goodwill effective January 1, 2002. Such amounts were $3,158,000, $1,424,000, $1,192,000 and $625,000 for the years ended December 31, 2001, 2000, 1999 and 1998, respectively.

(4)
In December 2000, the Company acquired WC Holdings. In April 1999, the Company acquired Primrose.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing in Item 8. "Financial Statements and Supplementary Data" in this Report on Form 10-K.

Critical Accounting Policies

        There are certain accounting policies that the Company believes are critical to its business and the understanding of its financial statements. The development and selection of these policies have been discussed with the Audit Committee and are discussed below. In addition, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company's accounting policies are disclosed in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. The more critical of these policies include revenue recognition, accounting for goodwill and other intangible assets and use of management estimates.

Revenue Recognition

        Generally, all revenues are recognized when the activities prerequisite to obtaining the benefits have been completed and the amounts are realized or realizable.

        Employer cost containment and health services segment contract revenues are derived from claims management, administrative, consulting and managed care administration services that are recorded as earned based on the requirements and duration of the related contracts. Revenues from the managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the Ohio Bureau of Workers' Compensation. In addition, contract revenues are recorded for certain incentive awards when the claims are processed to which the incentive is related, and a bonus award is recorded in the year earned. Revenues on certain contracts have been deferred and is recognized in income on a pro rata basis over the related contract periods, which typically range between three and 12 months. Commission expense associated with these contracts is also deferred and recognized as an expense on a pro rata basis over the related contract periods. For services related to group rating contracts, fees are paid to the group's sponsor and netted against contract revenues. Contract revenues received in advance are included in deferred revenues.

        The educational services segment recognizes royalties based on a percentage of the monthly revenues of the franchisees. Franchise fees are collected at various intervals prior to the opening of a school and are deferred until the franchised school has been certified for occupancy, which is generally concurrent with the commencement of operations. Assignment fees are earned for site identification and preparation for the construction of the school, including zoning permits. Assignment fees are recognized upon the closing of the purchase of the property by the franchisees and the funding of their construction loans. Transfer fees are earned upon sale of an existing franchise to either another franchisee or to a separate third party. Real estate services fees are earned for consulting services related to engineering and architectural design services provided to the franchisees during the construction of the school. The real estate services fees are recognized upon the certification of occupancy of the school, which is generally within one to two weeks of the commencement of operations. Forfeited franchise fees are earned if a franchise agreement is terminated. The Company typically collects any termination fee specified in the franchise agreement and recognizes it as income at that time. If the franchisee has an assignment agreement, it will also be terminated and any termination fee specified in the agreement will be recognized as income at that time. All fees received prior to being earned are recorded as unearned revenue.

        Revenues from product sales in the Company's seasonal products segment are recognized in the period in which the merchandise is shipped. Customers who purchase certain minimum quantities receive extended payment terms.

Business Combinations

        Acquisitions are accounted for under the "purchase method" requiring the Company to record acquired tangible and intangible assets and assumed liabilities at fair value. The valuation of acquired assets and the resulting goodwill required certain estimates and assumptions that affect amounts reported in the Company's financial statements. Amounts recorded for tangible and definite-lived intangible assets affect future results of operations through depreciation and amortization expense.

        In addition, all acquired assets, including goodwill, are subject to tests for impairment. Starting January 1, 2002, the Company, under SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), must test goodwill for impairment at least annually, or more frequently if indications of possible impairment exist, by comparing the net assets of each "reporting unit" (an organizational grouping) with the current fair value of the reporting unit. If the current fair value of the reporting unit is less than its carrying amount, then a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit, including an amount for any "implied" goodwill. If implied goodwill exceeds the net carrying amount of goodwill, no impairment loss is recorded. Otherwise, an impairment loss is recognized for the difference.

        During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142. The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002. The second step measured the amount of the impairment. An impairment was recognized in the seasonal products segment, and the impairment charge of $3,402,000 (net of tax benefit) has been reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142. At December 31, 2002, the Company completed its first annual test for goodwill impairment, and at that date no further impairment charge, beyond the previously-recorded impairment charge upon adoption on January 1, 2002, was necessary.

        The methodology used in performing these tests was a discounted cash flow approach to determine fair value. The discount rate used for each reporting unit was determined by assessing the appropriate risk level of the cash flows of the respective reporting units and adjusting the risk-free rate by a factor dependent upon this risk assessment. The terminal value of the respective reporting units was based upon assigning what management believed to be appropriate multiples of earnings before income taxes, depreciation and amortization for companies of similar size and in the industry in which the each of the units operate.

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

        Significant estimates included within the financial statements include sales return and discount reserves, allowance for doubtful accounts, inventory obsolescence reserves, the Company's ability to utilize carryforward tax benefits, and the fair value and economic lives of intangible assets, including those assumptions made in the course of performing the SFAS 142 impairment tests of goodwill, as discussed above under "Business Combinations."

Results of Operations—2002 Compared to 2001

        Security Capital reported income before cumulative effect of change in accounting principle of $7,196,000 and net income of $3,794,000 for the year ended December 31, 2002. This compares to net income of $2,835,000 for the year ended December 31, 2001. During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142, and an impairment was recognized in the seasonal products segment. The impairment charge of $3,402,000 (net of tax benefit) was reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142. There was no cumulative effect of change in accounting principle in 2001. The Company reported basic and diluted earnings per common share before cumulative effect of change in accounting principle of $1.05 and $0.95, respectively, and basic and diluted earnings per common share after cumulative effect of change in accounting principle of $0.53 and $0.47, respectively, for the year ended December 31, 2002 as compared to basic and diluted earnings per common share of $0.39 and $0.35, respectively, for the year ended December 31, 2001.

        Revenues for the year ended December 31, 2002, as compared to the same period of the prior year, increased by $9,244,000 or 10% to $102,430,000. The increase was driven primarily by the employer cost containment and health services segment. This segment's $10,826,000 or 20% increase resulted from general growth (including from the Barron acquisition and the new City of Baltimore contract) as well as from new integrated disability management service products and the inclusion of $2,599,000 in first quarter revenues from Trigon Administrators, which was purchased on April 1, 2001.

        Educational services segment revenues increased by $591,000 or 8% to $8,243,000 for the year ended December 31, 2002 as compared to the prior year. This increase was primarily attributable to royalty revenue increases of $998,000 or 17% resulting from the growth of this segment's franchise network as offset by the $407,000 decrease in revenues due to the closure of the former company-owned and - operated school in May 2002. Eleven new schools opened during 2002, including a company-owned school which replaced the older company-owned school closed during May 2002. The new school, Primrose Bentwater, has received a certificate of occupancy and is therefore considered a school opened in 2002 but did not actually begin true childcare operations until January 2003 and therefore did not contribute to 2002 revenues. As an additional measure of the performance of the educational services segment, the Company monitors the revenues generated by its franchisees. Total education system revenues, or gross revenues of all educational-based child care center franchises, increased by $13,873,000 or 17% to $99,192,000 for the year ended December 31, 2002 as compared to the prior year. This increase was generated as a result of an 11% increase in the number of educational-based childcare centers, which numbered 105 and 95 as of December 31, 2002 and 2001, respectively.

        The employer cost containment and health services and educational services segments' increases were partially offset by the seasonal products segment's revenue decrease of $2,173,000 or 7% to $29,727,000 for the year ended December 31, 2002 as compared to the prior year. The decrease in revenues of the seasonal products segment, which occurred entirely in the giftware and collectibles business, resulted from generally weak retailer orders and the loss of three customers.

        Selling, general and administrative expense increased by $7,099,000 or 13% to $59,741,000 for the year ended December 31, 2002 as compared to the prior year, almost entirely due to increases in the employer cost containment and health services segment. This increase resulted from adding staff and expenses relative to this segment's growth initiatives and also from the Trigon Administrators, Inc. acquisition on April 1, 2001 and the Barron Risk Management Services, Inc. acquisition on October 1, 2002.

        Amortization and depreciation expense decreased by $3,136,000 or 52% to $2,930,000 for the year ended December 31, 2002, as compared to the prior year, primarily due to the application of the new rules on accounting for goodwill and other intangible assets effective January 1, 2002, resulting in the cessation of amortization of goodwill. Amortization expense of goodwill included in the results shown for the year ended December 31, 2001 was $3,158,000.

        Interest expense decreased by $1,024,000 or 18% to $4,802,000 for the year ended December 31, 2002 as compared to the same period of the prior year. The employer cost containment and health services segment's interest expense decreased by $1,059,000 and the seasonal products segment's interest expense declined by $495,000 due to interest savings resulting from the prepayment of the employer cost containment and health services segment's subordinated debt and the refinancing of the seasonal products segment's debt. These decreases, however, were partially offset by the educational segment's interest expense increase. This segment's interest expense increased on a net basis by $360,000 as its decrease in interest expense due to reduced average debt levels was more than offset by its increase in interest expense due to a write-off of original issue discount and deferred financing costs associated with the debt that was refinanced. See Note 8 to the Consolidated Financial Statements contained in this Report on Form 10-K for further discussion of this refinancing and the attendant gain on the early extinguishment of debt.

        Income tax expense increased by $1,729,000 or 56% to $4,829,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001, due to the increase in pre-tax income partially offset by a decrease in the effective tax rate from 47% for the year ended December 31, 2001 to 36% for the year ended December 31, 2002. The decline in the effective income tax rate for the year ended December 31, 2002 as compared with the prior year was attributable to the fact that the prior year's results contained non-tax-deductible goodwill amortization whereas the results contain for 2002 no goodwill amortization in accordance with the adoption of SFAS 142 on January 1, 2002.

Results of Operations—2001 Compared to 2000

        Security Capital reported net income of $2,835,000 for the year ended December 31, 2001. This compares to net income of $1,425,000 for the year ended December 31, 2000. The Company reported basic net income per common share of $0.39 for the year ended December 31, 2001 as compared to basic net income per common share of $0.17 for the year ended December 31, 2000. This increase was primarily attributable to the inclusion in the 2001 results of the employer cost containment and health services segment, acquired in late December 2000. This increase also resulted from the beneficial effects of lower interest rates on the Company's variable rate debt in 2001 and reduced debt levels in

2001 as compared with December 31, 2000 as partially offset by lower sales volumes at the seasonal products segment during 2001.

        Revenues increased by $51,282,000 or 122% to $93,186,000 for the year ended December 31, 2001. The Company's employer cost containment and health services segment's revenues increased by $52,333,000 or 4,023% to $53,634,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to the inclusion of a full year of results for this segment which was acquired on December 21, 2000 and therefore only reflected 10 days of activity for the year ended December 31, 2000. The Company's seasonal products segment revenues decreased by $1,859,000 or 6% to $31,900,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000, due to impact that the economic slowdown had on the retail market. Educational segment revenues increased by $808,000 or 12% to $7,652,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to same school revenue increases and the revenue contribution made by the 14 new schools opened during 2001. As an additional performance measure of the increasing success of the educational services segment's concept, the Company monitors the revenues generated by its franchisees. Total education system revenue, or gross revenue of all educational-based child care center franchises, increased by $13,076,000 or 18% to $85,318,000, for the year ended December 31, 2001 as compared to the same period of the prior year. This increase was generated as a result of a 17% increase in the number of educational-based child care centers, which numbered 96 and 82 as of December 31, 2001 and 2000, respectively.

        Selling, general and administrative expense increased by $37,412,000 or 246% to $52,642,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily due to the acquisition of the employer cost containment and health services segment. Without taking into consideration the acquisition of this segment, selling, general and administrative expense increased by $52,000 or less than 1% for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The seasonal products segment's selling, general and administrative expense decreased by $702,000 or 6% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily attributable to lower commission expense associated with lower sales volumes. On the other hand, the educational services segment's selling, general and administrative expense increased by $744,000 or 32% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, due to an increase in staff to accommodate this segment's growth in the number of operating locations.

        Amortization and depreciation expense increased by $3,630,000 or 149% to $6,066,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily due to the amortization of goodwill associated with the acquisition of the employer cost containment and health services segment. Without taking into consideration the acquisition of this segment, amortization and depreciation expense increased by $135,000 or 6% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, entirely due to the seasonal products segment's amortization expense related to goodwill recorded in connection with the payment of an earnout obligation related to Pumpkin Masters. The educational services segment's amortization and depreciation expense was basically unchanged from the prior year. As discussed in Note 2 of the Notes to Consolidated Financial Statements in this Report on Form 10-K, the Financial Accounting Standards Board's newly-issued SFAS No. 141 and SFAS No. 142 had no impact on the 2001 amortization expense of the Company.

        Interest expense increased by $2,384,000 or 69% to $5,826,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily due to the acquisition of the employer cost containment and health services segment. Without taking into consideration the acquisition of this segment, interest expense decreased by $651,000 or 19% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, with the major factors being lower interest rates on all of the Company's variable rate debt and reduced average debt levels.

        Income tax expense increased by $1,960,000 or 172% to $3,100,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000, due to the pre-tax income effects of adding the employer cost containment and health services segment in December 2000 and an increase in the effective tax rate from 41% for the year ended December 31, 2000 to 47% for the year ended December 31, 2001. This increase in the effective tax rate in 2001 reflected the Company's amortization of goodwill acquired in the December 2000 acquisition, most of which is non-deductible for income tax purposes.

Seasonality

        The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. In 2002 and 2001, the seasonal products segment received orders representing approximately 32% and 42% of its annual bookings during the first and second quarters, respectively. Possible Dreams and Pumpkin ship products throughout the year, with approximately 60% of their combined shipments in the third quarter. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, the seasonal products segment has had greater working capital needs in the first three quarters of each year and has experienced greater cash availability in its fourth calendar quarter. As a result of this sales pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters. The Company expects this seasonal pattern to continue for the foreseeable future. The seasonal products segment has historically financed its operations through internally-generated cash flow and short term seasonal borrowings.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $5,150,000 from $11,562,000 at December 31, 2001 to $6,412,000 at December 31, 2002.

        The employer cost containment and health services segment's cash decreased by $4,078,000, primarily attributable to its first quarter prepayment of its $6,000,000 subordinated debt which carried a 20% per annum interest rate. In addition to the principal amount, WC Holdings also was required to pay $431,000 in prepayment penalties. The seasonal products segment's cash decreased by $3,622,000, which was primarily attributable to the decrease in revenues of the seasonal products segment, which occurred entirely in the giftware and collectibles business. These decreases were offset somewhat by increases in the educational services segment and in the corporate holding company. Cash increased by $168,000 in the educational services segment due to cash flow from operations being in excess of that needed for scheduled debt repayments. Cash increased by $2,382,000 in the corporate holding company, resulting from tax sharing agreement payments it received from the employer cost containment and health services segment.

        The Company's consolidated working capital deficit increased by $10,699,000 from a deficit of $6,566,000 at December 31, 2001 to a deficit of $17,265,000 at December 31, 2002. The most significant contributor to this deficit increase was the $5,150,000 decrease in cash discussed above which was driven mostly by the employer cost containment and health services and seasonal products segments. The seasonal products segment's working capital also decreased due to the reclassification into current debt of $1,960,000 subordinated promissory notes due on May 31, 2003 and of $1,275,000 of the long-term portion of this segment's term debt due to debt covenant violations as discussed in Note 8 to the Consolidated Financial Statements contained in this Report on Form 10-K.

        The Company, in aggregate, maintains four revolving lines of credit, with $3,931,000 outstanding and $8,061,000 of additional availability (reflective of borrowing base restrictions) at December 31,

2002. The Company's employer cost containment and health services segment maintains a $7,000,000 revolving line of credit, which had a balance outstanding of $287,000 and $6,713,000 of additional availability at December 31, 2002. The seasonal products segment, in aggregate, maintains two revolving lines of credit, which had combined balances of $3,044,000 outstanding and $948,000 of additional availability (reflective of borrowing base restrictions) at December 31, 2002. The Company's educational services segment maintains a $1,000,000 revolving line of credit, which had a balance of $600,000 outstanding and $400,000 of additional availability at December 31, 2002. Borrowings under the Company's revolving lines of credit are limited to a borrowing base which could restrict availability.

        Total term debt, exclusive of original issue discount but inclusive of current debt maturities and of capital lease obligations, decreased by $12,997,000 from $44,142,000 at December 31, 2001 to $31,145,000 at December 31, 2002, due to scheduled payments on all term debt and the February 28, 2002 prepayment of the employer cost containment and health services segment's $6,000,000 subordinated debt. Term debt in the aggregate carried an approximate 5.81% weighted average interest rate as of December 31, 2002 and an approximate 6.41% weighted average interest rate for the year ended December 31, 2002. Current maturities of term debt, inclusive of current capital lease obligations, were $13,440,000 at December 31, 2002. The Company is party to one interest rate swap agreement. See Note 8 to the Consolidated Financial Statements contained in this Report on Form 10-K.

        Term debt has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), leverage ratios, interest coverage ratios, fixed charge ratios and maximum lease expenses.

        During the first quarter of 2001, Possible Dreams entered into a capital lease for computer equipment that expires in the second quarter of 2007, which is five years from the date of completion of final installation in April 2002. Possible Dreams began amortizing this cost over the 60-month lease term beginning on the date of final installation of the equipment, April 1, 2002. At December 31, 2002, property and equipment included the equipment under this capital lease with a carrying value of $600,000.

        Possible Dreams entered into a loan and security agreement with an effective date of December 31, 2001 and a funded date of January 3, 2002 with LaSalle Business Credit, Inc. that provides for a $12,700,000 revolving line of credit and two separate term loans, Term Loan A for $1,500,000 and Term Loan B for $1,800,000. Amounts drawn on the new line of credit bear interest at the prime rate or LIBOR plus 2.50%. Term Loan A and Term Loan B are payable in monthly installments through December 2004 and January 2004, respectively, with Term Loan A also requiring a balloon principal payment in December 2004 of $1,075,000. Both term loans bear interest at the prime rate plus 1/2% or LIBOR plus 3%. Additionally, Possible Dreams was required by the loan and security agreement to refinance its subordinated note on or before March 17, 2003 or to extend its maturity until a date after March 31, 2005. This refinancing did not occur, causing an event of default at March 17, 2003, and management has not yet extended the maturity of this obligation. Borrowings under the new facility are secured by substantially all of the assets of Possible Dreams. At the time of this financing, there were $213,000 in financing costs which were deferred and will be amortized over the life of the loan.

        On February 28, 2002, WC Holdings fully prepaid its $6,000,000 subordinated debt with Bank One Mezzanine which carried a 20% per annum interest rate and was due to be repaid in a balloon payment in December 2005. Because this amount was paid before it was due, WC Holdings also was required to pay $431,000 in prepayment penalties. Cash flows from operations and cash on hand were sufficient to prepay this note and these penalties without utilizing the Bank One revolving line of credit. WC Holdings' senior term debt with Bank One was amended to allow prepayment of the subordinated debt prior to repayment of the senior term debt and to concurrently increase the revolving facility from $4,500,000 to $5,000,000 effective February 28, 2002.

        The Company refinanced its debt at Primrose on April 5, 2002. The terms of the new debt are as follows: $3,200,000 term loan repayable $624,000 per quarter beginning July 15, 2002 bearing interest at an interest rate of prime plus 2.0%, an additional $4,000,000 of non-amortizing term debt with a balloon payment due in September 2003 bearing interest at LIBOR plus 1.0% and a revolving facility of $1,000,000 (of which $681,000 was drawn at closing) bearing interest at LIBOR plus 3.0% or prime plus 0.5% expiring in September 2003. To secure this debt, Primrose pledged all of its assets, Primrose Holdings and the Company guaranteed the debt and the Chairman of the Company issued a personal guarantee for $4,000,000, for which he received a guarantee fee of 8% per annum of the declining average quarterly balance of his guarantee during the remainder of 2002. This fee was approved by both the Audit Committee and the Board of Directors. The guarantee of the Chairman was, however, terminated on December 31, 2002 by amendment to the loan agreement, as discussed below. During the period his guarantee was outstanding, it entitled the Chairman to a subordinated interest in Primrose's assets, and Primrose had agreed to reimburse the Chairman for any amount paid by him on his guarantee. In addition, the Company had agreed to reimburse the Chairman for any amount paid by him on his guarantee in the event Primrose failed to reimburse him.

        On December 31, 2002, the terms of the note dated April 5, 2002 were amended as follows: The due date is now December 31, 2004. Principal payments on the entire term debt consist of four quarterly payments during 2003 of $600,000 and four quarterly payments during 2004 of $732,000 with the remaining balance due and payable on December 31, 2004. Interest is payable quarterly. The term debt bears interest at the Eurodollar rate plus 3.00% or the prime rate plus 0.50%. The applicable rate for the revolving portion of the agreement bears interest at the Eurodollar rate plus 2.75% or at the prime rate.

        In the second quarter of 2002, the Company recorded a net gain on the early extinguishment of debt associated with this Primrose refinancing of $808,000 relating to the repurchase of warrants net of the write-off of original issue discount and deferred financing costs associated with the original debt. This net gain is included in the following component lines of the Consolidated Statement of Income for the year ended December 31, 2002: $1,554,000 of gain on repurchasing bank warrants in other income, $860,000 of expense for the write-off of the original issue discount and deferred financing costs associated with the original debt in interest expense and $114,000 of tax benefit in tax expense.

        In August 2002, the Company's subsidiary, Health Power, amended its existing loan agreement to increase the available revolving credit facility from $5,000,000 to $7,000,000 and extend the expiration of the facility to December 2003 from December 2002.

        On October 1, 2002, the Company's subsidiary, CompManagement, Inc., acquired 100% of the outstanding common stock of Barron Risk Management, a subsidiary of UICI Healthcare, Inc., for $1,750,000, inclusive of a $750,000 purchase price adjustment, based on tangible net worth at the acquisition date. The acquisition was financed by using Health Power's existing revolving facility. Barron Risk Management is a third party administrator ("TPA") in Texas that offers various services for the administration of self-insured property and casualty programs and is one of the largest administrators of workers' compensation programs in the region.

        On October 31, 2002, Pumpkin Masters Holdings, Inc. executed its call provisions under the original Asset Purchase Agreement dated June 27, 1997 among PCG, Inc., formerly known as Pumpkin Ltd., a Colorado corporation, Pumpkin Ltd., a Delaware corporation, and Pumpkin Masters Holdings, Inc., a Delaware corporation, pursuant to which Pumpkin Masters Holdings, Inc. was granted the right to call all 200 shares of the minority interest in Pumpkin Masters Holdings, Inc. using a pre-negotiated formula price based on a multiple of Pumpkin Ltd.'s EBITDA less outstanding debt. Pumpkin Masters Holdings, Inc. consummated this transaction on December 31, 2002 by issuing a note for the full amount payable of $2,352,000. The note accrues interest at the rate of 10% per annum and is due and payable in full on April 30, 2003.

        During October and early November 2002, the Company's subsidiary, Pumpkin, prepaid all of its term debt then outstanding ($833,000) under the June 2001 loan agreement with LaSalle Business Credit, Inc. This amount was to be fully repaid by June 2003 under the terms of the loan agreement. There was no prepayment penalty. The prepayment was financed by cash generated from operations.

        At December 31, 2002, Pumpkin was not in compliance with its debt service covenant due to the prepayment of its term debt during October and November mentioned above. Pumpkin has received a waiver with respect to this covenant violation which related solely to this prepayment.

        At December 31, 2002, Possible Dreams was not in compliance with its minimum EBITDA, minimum fixed charge coverage ratio and maximum leverage ratio covenants. No waiver was pursued because of foreseeable covenant violations within the next four quarters. Consequently, all Possible Dreams' term debt was classified as a current liability. However, discussions with the lender have taken place, and resolutions are being considered. Management strongly believes that the loan will not be called. Remedies upon an event of default under the agreement include a right to the lender to take possession of any or all of the collateral as defined under the agreement. These conditions raise substantial doubt about Possible Dreams' ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Possible Dreams will continue as a going concern, and, accordingly do not include any adjustments that may result from the outcome of this uncertainty. The debt at Possible Dreams is neither cross-collateralized with nor guaranteed by the Company or any other subsidiary of the Company. Accordingly, the outcome with respect to the Possible Dreams going concern uncertainty will have no impact upon the remainder of the Company, its continuity of operations, and its liquidity.

        Management expects to be in compliance with the covenants on all other debt in the foreseeable future. Borrowings under the bank credit agreements are secured by a pledge of substantially all of the Company's assets as well as a pledge of the Company's share ownerships in the subsidiaries.

        During 2002, WC Holdings spent $1,895,000 on capital expenditures relating primarily to computer system upgrades throughout all of WC Holdings' locations and to capital additions to support the new City of Baltimore account and the former Trigon Administrators operations. Aside from these capital expenditures at WC Holdings, the Company had no other major capital expenditures during 2002 and expects no major capital expenditures during the 2003 calendar year.

        The Company's quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter or year. Such factors include, but are not limited to, those listed under "Forward Looking Statements" later in this Item 7. of this Report on Form 10-K. The Company introduced a number of new products in its target markets in 2001 and 2002 and plans to introduce additional products in 2003 which could possibly enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. Except as indicated above with regard to uncertainties relative to Possible Dreams' ability to continue as a going concern, the Company believes that cash flows from operating activities, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for at least the next 12 months, although there can be no assurance in this regard. The Company is continually evaluating financing alternatives as a means of improving its liquidity and continually evaluating strategic alternatives in order to maximize stockholder value and enhance stockholder liquidity.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives.

        The Company adopted the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed in SFAS 142. The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002. The performance of the second step of the impairment test measured the amount of the impairment to be $3,402,000 (net of tax benefit of $2,420,000) which the Company has reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with the prescribed guidance in SFAS 142. The Company also performed the first annual required impairment tests of goodwill at December 31, 2002. The results of these tests were that no further impairment was present. The Company has also ceased amortization of goodwill effective January 1, 2002 upon its adoption of SFAS 142. Amortization expense of goodwill included in the results shown for the years ended December 31, 2001 and 2000 was $3,158,000 and $1,424,000, respectively.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which was adopted by the Company as of January 1, 2002. The adoption of SFAS 144 did not impact the Company's financial position and results of operations.

        In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13 and Technical Corrections. Among other things, SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The Company adopted SFAS 145 during the second quarter of 2002, which resulted in the Company recording the effects of the early extinguishment of debt due to the Primrose refinancing as ordinary income, rather than as an extraordinary item. The amount of gain included in the year ended December 31, 2002 attributable to this early extinguishment of debt (inclusive of a tax benefit of $114,000 and a $1,554,000 gain on the repurchase of warrants from the bank holding the debt which was refinanced) was $808,000.

        In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 as of January 1, 2003, and it does not expect the adoption of this statement to have a significant impact on the Company's financial position and results of operations.

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions in SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of any entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions as of December 31, 2002, and the required disclosures are included in Note 2 to the financial statements contained in this Report on Form 10-K. The adoption of SFAS 148 did not impact the Company's financial position and results of operations.

Forward Looking Statements

        This filing contains "forward-looking" statements within the meaning of the "safe harbor" provision of the Private Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers' compensation insurance in Ohio and the other states in which the Company's employer cost containment and health services segment operates, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, the availability and cost of materials and the impact that prolonged longshoremen labor strikes would have on the availability and cost of imported materials and products, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the manufacturing facilities of the Company's suppliers, interest rate and foreign exchange fluctuations, political stability in the Pacific Rim, the Company's ability to attract qualified franchisees or access to financing for these franchisees and the Company's consideration of, decisions relative to and the outcome of any such decisions regarding strategic alternatives with respect to maximizing stockholder value and enhancing stockholder liquidity.

Quarterly Information (Unaudited)

        The following is a summary of operating results by quarter (dollar amounts in thousands, except per share amounts):

	1ST QUARTER (restated)	2ND QUARTER	3RD QUARTER	4TH QUARTER
2002:
Total revenues(1)	$20,437	$22,726	$35,278	$23,989
Gross profit	16,752	18,000	25,093	19,462
Income before cumulative effect of change in accounting principle(1) and (2)	448	1,746	3,656	1,346
Cumulative effect of change in accounting principle (net of income tax benefit of $2,420)(3)	(3,402)	—	—	—
Net income (loss)(1), (2) and (3)	(2,954)	1,746	3,656	1,346
Income available to common stockholders(1), (2) and (3)	(3,049)	1,647	3,554	1,241
Basic earnings per common share before cumulative effect of change in accounting principle	0.05	0.26	0.55	0.19
Diluted earnings per common share before cumulative effect of change in accounting principle	0.04	0.23	0.49	0.17
Basic earnings (loss) per common share after cumulative effect of change in accounting principle	(0.47)	0.26	0.55	0.19
Diluted earnings (loss) per common share after cumulative effect of change in accounting principle	(0.44)	0.23	0.49	0.17
2001:
Total revenues	$16,096	$22,032	$35,312	$19,746
Gross profit	13,410	17,354	25,357	15,534
Net (loss) income	(569)	634	3,632	(862)
Income available to common stockholders	(653)	548	3,543	(955)
Basic (loss) earnings per common share	(0.10)	0.09	0.55	(0.15)
Diluted (loss) earnings per common share	(0.10)	0.08	0.48	(0.15)

(1)
The fourth quarter of 2002 revenue and net income includes an incentive bonus of approximately $925 and $546, respectively, from the Ohio Bureau of Workers' Compensation earned at year-end 2002.

(2)
The second quarter of 2002 net income includes a net gain on the early extinguishment of debt associated with this Primrose refinancing of $808 relating to the repurchase of warrants net of the write-off of original issue discount and deferred financing costs associated with the original debt.

(3)
The Company has applied the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed in SFAS 142. The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002. The performance of the second step of the impairment test measured the amount of the impairment to be $3,402 (net of tax benefit of $2,420) which the Company has reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with the prescribed guidance in SFAS 142. Accordingly, the first quarter amounts for 2002 shown in the above table have been restated to be reflective of this change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a one percentage point change in interest rates would have increased or decreased interest expense by approximately $302,000 and $345,000 for the years ended December 31, 2002 and 2001, respectively. To lessen the risk from these interest rate fluctuations, the Company entered into an interest rate swap transaction. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        All schedules, except for Schedule I, for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable and therefore have been omitted or the information has been included within the financial statements.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Security Capital Corporation

        We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Stamford, Connecticut
March 13, 2003

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	DECEMBER 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$6,412	$11,562
Accounts receivable (less allowances for doubtful accounts of $1,134 and $850, respectively)	12,902	11,111
Inventories	4,880	4,557
Deferred income taxes	1,181	1,364
Other current assets	1,493	1,660

Total current assets	26,868	30,254
Property and equipment, net	5,468	5,385
Goodwill (less accumulated amortization of $4,806 and $7,149, respectively)	55,448	60,290
Franchise agreements (less accumulated amortization of $1,553 and $1,135, respectively)	7,197	7,615
Other intangible assets, net	2,994	2,453
Deferred income taxes	1,983	626
Other assets	270	662

Total assets	$100,228	$107,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and other obligations	$13,440	$9,591
Accounts payable	3,668	2,549
Accrued expenses and other liabilities	9,709	5,977
Unearned revenue	13,385	12,103
Notes payable	3,931	6,600

Total current liabilities	44,133	36,820

Long-term debt	17,705	33,873
Other long-term obligations	907	2,887
Minority interests	3,537	3,553
Redeemable convertible preferred stock (liquidation value—$5,000), $.01 par value, 2,500,000 shares authorized; 500,000 shares issued and outstanding	3,268	2,867
Commitments and contingencies (Note 19)
Stockholders' equity:
Common stock, $.01 par value, 7,500 shares authorized; 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized; 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	66,127	66,528
Accumulated deficit	(35,429)	(39,223)
Less: treasury stock, at cost, 7,722 shares	(85)	(85)

Total stockholders' equity	30,678	27,285

Total liabilities and stockholders' equity	$100,228	$107,285

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000
Revenues:
Employer cost containment and health services	$64,460	$53,634	$1,301
Seasonal products	29,727	31,900	33,759
Educational services	8,243	7,652	6,844

Total revenues	102,430	93,186	41,904

Cost of Revenues:
Employer cost containment and health services	6,995	5,139	197
Seasonal products	14,444	15,082	15,807
Educational services	1,684	1,310	1,484

Total cost of revenues	23,123	21,531	17,488

Gross profit	79,307	71,655	24,416
Selling, general and administrative expenses	59,741	52,642	15,230
Amortization and depreciation	2,930	6,066	2,436

Operating income	16,636	12,947	6,750
Interest expense	(4,802)	(5,826)	(3,442)
Other income (expense)	1,583	(544)	(507)

Income before income taxes, minority interests and cumulative effect of change in accounting principle	13,417	6,577	2,801
Income tax expense	(4,829)	(3,100)	(1,140)
Minority interests in income of consolidated subsidiaries	(1,392)	(642)	(236)

Income before cumulative effect of change in accounting principle	7,196	2,835	1,425
Cumulative effect of change in accounting principle (net of income tax benefit of $2,420)	(3,402)	—	—

Net income	3,794	2,835	1,425
Less preferred stock accretion	(401)	(352)	(309)

Income available to common stockholders	$3,393	$2,483	$1,116

Basic earnings per common share before cumulative effect of change in accounting principle	$1.05	$0.39	$0.17
Cumulative effect of change in accounting principle	(0.52)	—	—

Basic earnings per common share after cumulative effect of change in accounting principle	$0.53	$0.39	$0.17

Diluted earnings per common share before cumulative effect of change in accounting principle	$0.95	$0.35	$0.17
Cumulative effect of change in accounting principle	(0.48)	—	—

Diluted earnings per common share after cumulative effect of change in accounting principle	$0.47	$0.35	$0.17

Basic weighted average shares used in computation	6,451	6,444	6,442

Diluted weighted average shares used in computation	7,133	6,648	6,484

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Number of Shares Issued*	Common Stock*	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2000	6,761,264	$68	$72,302	$(43,483)	$(5,215)	$23,672
Net income	—	—	—	1,425	—	1,425
Accretion of redeemable convertible preferred stock	—	—	(308)	—	—	(308)
Retirement of 159 shares of common stock and 318,416 shares of Class A common stock	(318,575)	(3)	(5,212)	—	5,215	—

Balance, December 31, 2000	6,442,689	65	66,782	(42,058)	—	24,789
Net income	—	—	—	2,835	—	2,835
Accretion of redeemable convertible preferred stock	—	—	(352)	—	—	(352)
Purchase of treasury stock (Class A)	(7,722)	—	—	—	(85)	(85)
Issuance of 16,000 shares of Class A common stock upon exercise of stock options	16,000	—	98	—	—	98

Balance, December 31, 2001	6,450,967	65	66,528	(39,223)	(85)	27,285
Net income	—	—	—	3,794	—	3,794
Accretion of redeemable convertible preferred stock	—	—	(401)	—	—	(401)

Balance, December 31, 2002	6,450,967	$65	$66,127	$(35,429)	$(85)	$30,678

*
Includes both Common Stock and Class A Common Stock

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$3,794	$2,835	$1,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle (net of tax)	3,402	—	—
Deferred income taxes	222	1,682	755
Warrant (income) expense	(498)	(74)	559
Amortization	2,105	4,363	2,520
Depreciation	2,132	2,249	378
Minority interest in income of consolidated subsidiaries	1,392	642	236
Unrealized loss on derivative	378	529	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,709)	(376)	(260)
Inventories	(323)	1,036	(1,401)
Other current assets	477	1,158	306
Accounts payable, accrued expenses and other liabilities	6,850	553	(4,549)

Net cash provided by (used in) operating activities	18,222	14,597	(31)

Cash flows from investing activities:
Capital expenditures	(2,084)	(844)	(346)
Payments for acquired businesses (net of acquired cash of $0, $0, and $15,963, respectively)	(3,502)	(7,051)	(19,867)

Net cash used in investing activities	(5,586)	(7,895)	(20,213)

Cash flows from financing activities:
Issuance of common stock	—	98	—
Purchase of treasury stock	—	(85)	—
Proceeds from long-term borrowings	12,852	7,847	33,128
Repayments of long-term borrowings	(25,762)	(9,367)	(3,870)
Repurchase of warrants	(1,554)	(900)	—
Payments of capital leases	(218)	(91)	—
Deferred financing costs incurred	(436)	(819)	—
Proceeds from lines of credit	52,485	25,488	14,785
Repayment of lines of credit	(55,153)	(23,088)	(19,835)

Net cash (used in) provided by financing activities	(17,786)	(917)	24,208

Increase (decrease) in cash and cash equivalents	(5,150)	5,785	3,964
Cash and cash equivalents, beginning of period	11,562	5,777	1,813

Cash and cash equivalents, end of period	$6,412	$11,562	$5,777

Interest paid	$3,479	$4,900	$2,672

Income taxes paid	$498	$351	$352

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Amounts in thousands, except share and per share amounts)

1. Organization and Description of Business

        Security Capital Corporation ("Security Capital") operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments. Currently, Security Capital has four portfolio operating subsidiaries (together with Security Capital, referred to as the "Company"), known as WC Holdings, Pumpkin, Possible Dreams and Primrose. WC Holdings is a 100%-owned subsidiary that owns an 80% equity interest in Health Power, Inc., which provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers' compensation insurance. Health Power's activities are primarily centered in Ohio, Virginia, Maryland and, to a lesser extent, in other Middle Atlantic states, Indiana and Washington. As the result of a December 31, 2002 transaction whereby the 20% minority shareholders' stake in Pumpkin was purchased by the Company, Pumpkin became a 100%-owned subsidiary. Pumpkin is in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories. Pumpkin distributes its products primarily throughout the United States and also in Canada. Possible Dreams is a 100%-owned subsidiary that operates as a designer, importer and distributor of giftware and collectible figurines. Possible Dreams distributes its products throughout the United States. Primrose is a 98.5%-owned subsidiary involved in the franchising of educational child care centers. Currently, Primrose schools are located throughout the United States except in the Northeast and Northwest.

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

        Significant estimates included within the financial statements include sales return and discount reserves, allowance for doubtful accounts, inventory obsolescence reserves, the Company's ability to utilize carryforward tax benefits, and the fair value and economic lives of intangible assets, including those assumptions made in the course of performing goodwill impairment testing. The methodology used to determine fair value in performing these tests was a discounted cash flow approach. The discount rate used for each reporting unit was determined by assessing the appropriate risk level of the cash flows of the respective reporting units and adjusting the risk-free rate by a factor dependent upon this risk assessment. The terminal value of the respective reporting units was based upon assigning what management believed to be appropriate multiples of earnings before income taxes, depreciation and amortization for companies of similar size and in the industry in which the each of the units operate.

Revenue Recognition

        Generally, all revenues are recognized when the activities prerequisite to obtaining the benefits have been completed and the amounts are realized or realizable.

        Employer cost containment and health services segment's contract revenues are derived from claims management, administrative, consulting services and managed care administration services that are recorded as earned based on the requirements and duration of the related contracts. Revenues from the managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the Ohio Bureau of Workers' Compensation. In addition, contract revenues are recorded for certain incentive awards when the claims are processed to which the incentive is related, and a bonus award is recorded in the year earned. Revenues on certain contracts have been deferred and are recognized in income on a pro rata basis over the related contract periods, which typically range between three and 12 months. Commission expense associated with these contracts is also deferred and recognized as an expense on a pro rata basis over the related contract periods. For services related to group rating contracts, fees are paid to the group's sponsor and netted against contract revenues. Contract revenues received in advance are included in unearned revenue.

        The educational services segment recognizes royalties based on a percentage of the monthly revenues of the franchisees. Franchise fees are collected at various intervals prior to the opening of a school and are deferred until the franchised school has been certified for occupancy, which is generally concurrent with the commencement of operations. Assignment fees are earned for site identification and preparation for the construction of the school, including zoning permits. Assignment fees are recognized upon the closing of the purchase of the property by the franchisees and the funding of their construction loans. Transfer fees are earned upon sale of an existing franchise to either another franchisee or to a separate third party. Real estate services fees are earned for consulting services related to engineering and architectural design services provided to the franchisees during the construction of the school. The real estate services fees are recognized upon the certification of occupancy of the school, which is generally within one to two weeks of the commencement of operations. Forfeited franchise fees are earned if a franchise agreement is terminated. The Company typically collects any termination fee specified in the franchise agreement and recognizes it as income at that time. If the franchisee has an assignment agreement, it will also be terminated and any termination fee specified in the agreement will be recognized as income at that time. All fees received prior to being earned are recorded as unearned revenue.

        Revenues from product sales in our seasonal products segment are recognized in the period in which the merchandise is shipped. Customers who purchase certain minimum quantities receive extended payment terms.

Shipping and Handling Fees and Costs

        Shipping and handling fees and costs are included in the cost of revenues of the seasonal products segment. Shipping and handling fees and costs billed to customers are recognized in revenues.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value.

Receivables

        Exposure to and the risk of losses on receivables is dependent on each customer's financial position. The Company performs ongoing credit evaluations of its customers' financial condition, and receivables are generally not collateralized. The Company maintains an allowance for doubtful accounts which management believes is adequate to cover potential credit losses. In determining the appropriate level of this allowance, the Company uses customer credit evaluations, collection history and other pertinent information.

        A summary of the changes in the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Balance at beginning of year	850	$612	$213
Amount purchased—acquisition of WC Holdings, Inc.	—	—	65
Provisions	1,016	1,849	1,953
Deductions	(732)	(1,611)	(1,619)

Balance at end of year	1,134	$850	$612

Inventories

        Inventories are principally comprised of finished goods and are stated at the lower of cost or market using the first-in, first-out method, except for Pumpkin's inventory which is valued at average cost.

Prepaid Catalog Costs

        Prepaid catalog costs consist of the cost to produce, print and distribute catalogs. These costs are considered direct-response advertising and, as such, are capitalized as incurred, included in other current assets on the Consolidated Balance Sheets and amortized over a period which is generally less than one year. At December 31, 2002 and 2001, these prepaid catalog costs were $349 and 362, respectively. Other advertising costs which are expensed when incurred were $290, $314 and $338 for 2002, 2001 and 2000, respectively.

Property and Equipment, Net

        Property and equipment are carried at cost, less accumulated depreciation. Significant renewals and betterments to property and equipment are capitalized, and maintenance and repairs that do not improve or extend the lives of the assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 27 years. Leasehold improvements are amortized over the shorter of the useful life or the lease term.

Goodwill

        Goodwill relates to the cost in excess of the fair value of the net assets acquired in purchase business combinations.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. SFAS 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and assets with indefinite lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives continue to be amortized over their estimated useful lives.

        The Company adopted the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed in SFAS 142. The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002. The performance of the second step of the impairment test measured the amount of the impairment to be $3,402 (net of tax benefit of $2,420) which the Company has reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with the prescribed guidance in SFAS 142. The Company also performed the first annual required impairment test of goodwill at December 31, 2002. The result of this test was that no further impairment was present.

        The Company also ceased amortization of goodwill effective January 1, 2002 upon its adoption of SFAS 142. The pronouncement had no impact on the 2001 amortization expense of the Company but resulted in reduced 2002 amortization expense of $3,158 (see Note 20).

Other Intangible Assets, Net

        Patent rights acquired are amortized over nine to 17 years.

        Deferred financing costs are amortized over the term of the related debt (ranging from four to six years) and the expense is reflected in interest expense in the Consolidated Statements of Income.

        Health care provider costing lists acquired by WC Holdings are amortized on a straight-line basis over the life of WC Holdings' access to the costing data (five years).

        Health care membership client lists acquired by WC Holdings are amortized on a straight-line basis over the life of the estimated retention of WC Holdings' affiliation with these clients (20 years).

        Curriculum agreements related to Primrose are being amortized over a period 10 years, and their remaining life at December 31, 2002 is seven years.

Franchise Agreements

        Franchise agreements related to Primrose are being amortized over a period of 21 years, and their remaining life at December 31, 2002 is 18 years.

Fair Value of Financial Instruments

        Financial instruments, other than the interest rate swap discussed below, consist of current assets (except inventories), current liabilities, notes payable, long-term debt and other long-term obligations. Current assets and current liabilities are carried at cost, which approximates fair value due to the short-term nature of these items. Notes payable, the additional payment obligations and long-term debt bear interest at current market rates or at fixed rates which approximate current market rates and, accordingly, their carrying values approximate fair value.

Derivative Financial Instruments

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138 on January 1, 2001. The Company uses financial instruments to manage its exposures to movements in interest rates. The use of the financial instruments modifies the exposure of these risks from variable to fixed with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives. The fair value of derivatives is recorded in the consolidated balance sheets in other long-term obligations. At December 31, 2002 and 2001, this liability was $907 and $529, respectively. The Company assesses changes in the fair value of their derivative instruments and records any changes in fair market value in the consolidated statements of income as such instruments are not being accounted for as hedges. These gains and losses on derivative instruments are reflected in the consolidated statements of income in other income (expense).

Impairment of Long-lived Assets

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations", for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002.

        The Company reviews long-lived assets, including its definite-lived intangible assets, for impairment using the three-step approach prescribed in SFAS 144. Under this three-step approach, the Company needs to: (a) consider whether indicators of impairment of long-lived assets are present, (b) if indicators of impairment are present, determine whether the sum of undiscounted cash flows attributable to the assets in question is less than the assets' carrying amount, and (c) if the sum of the undiscounted cash flows is less than the assets' carrying value, recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. As of December 31, 2002, the Company has determined that there is no need to recognize any impairment losses on its long-lived assets.

Warrant Obligations

        Warrants to acquire subsidiary shares issued in connection with the acquisitions of the subsidiaries can be settled in cash at the option of the holders. Accordingly, the estimated fair value of the warrants has been recorded as liabilities and changes in the estimated fair value of the warrants are recorded as other income (expense) in the respective consolidated statements of income.

Redeemable Convertible Preferred Stock

        Differences between the carrying value of redeemable convertible preferred shares and their redemption values are accreted using the interest method over the remaining estimated period to redemption (3 1/4 years), by charges to additional paid-in capital.

Debt Discount Amortization

        Differences between the carrying value and the face amount of the debt were amortized to interest expense over the life of the debt using the effective interest method. This amortization ended in April 2002 with the refinancing of the Primrose debt.

Stock Options

        The Company measures compensation cost for stock options issued to employees using the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, when the exercise price of the Company's stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement No. 148, Accounting for Stock-Based Compensation—Transitions and Disclosure, an amendment to FASB Statement No. 123 (SFAS 148).SFAS 148 provides for two additional transition approaches for companies which adopt SFAS 123, which the Company has not. More importantly for the Company, SFAS 148 requires more prominent disclosure of pro forma net income and earnings per share.

        The disclosures with respect to the aggregate effect of all subsidiary and Security Capital stock options as required by SFAS 148 are set forth below:

	2002	2001	2000
Income available to common stockholders, as reported	$3,393	$2,483	$1,116
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	—	47	99
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards granted since January 1995, net of related tax effects and minority interest	(787)	(597)	(250)

Pro forma income available to common stockholders	$2,606	$1,933	$965

Earnings Per Common Share
Basic before cumulative effect of change in accounting principle—as reported	$1.05	$0.39	$0.17
Basic before cumulative effect of change in accounting principle—pro forma	$0.93	$0.30	$0.15
Cumulative effect of change in accounting principle	$(0.52)	—	—
Basic after cumulative effect of change in accounting principle—as reported	$0.53	$0.39	$0.17
Basic after cumulative effect of change in accounting principle—pro forma	$0.41	$0.30	$0.15
Diluted before cumulative effect of change in accounting principle—as reported	$0.95	$0.35	$0.17
Diluted before cumulative effect of change in accounting principle—pro forma	$0.84	$0.27	$0.15
Cumulative effect of change in accounting principle	$(0.48)	—	—
Diluted after cumulative effect of change in accounting principle—as reported	$0.47	$0.35	$0.17
Diluted after cumulative effect of change in accounting principle—pro forma	$0.36	$0.27	$0.15

        Pro forma information regarding income available to common stockholders and earnings per share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate of 4.90%, 4.00% and 5.16%, respectively;

dividend yield of 0%, 0% and 0%, respectively; volatility factor of the expected market price of the Company's common stock of .207, .238 and .320, respectively; and a weighted-average expected life of the options of 7.5, 8.5 and 9.5 years, respectively.

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

Earnings Per Common Share

        Basic earnings per common share amounts are based on the weighted average number of Common and Class A Common shares outstanding. The sum of Common Stock and Class A Common Stock is used because the two classes are identical except for certain transfer restrictions. Diluted earnings per common share are based on the weighted average shares outstanding and the dilutive effect, if any, of outstanding stock options of both the subsidiaries and the parent and of convertible securities of the parent.

Income Taxes

        The Company computes income taxes using the liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities, using presently enacted rates.

3.    Acquisitions

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

Goodwill	$29,981
Other assets	12,807
Unearned revenue	(10,853)
Accrued liabilities	(9,056)

Total	$22,879

        The amounts above are reflective of the final purchase price allocations made during 2001. Goodwill increased by $1,163 during 2001 due to these final purchase price allocations.

        In connection with the financing of the acquisition, the Company borrowed funds under bank credit agreements (see Notes 7 and 8). Under terms of the bank credit agreements, the borrowings are secured by a pledge of all assets of the WC Holdings subsidiary businesses, and by the capital stock of WC Holdings held by the Company. The costs associated with such financing were recorded as deferred financing costs and are being amortized over the life of the related debt agreements (see Note 1).

Trigon Administrators, Inc.

        On April 1, 2001, the Company's subsidiary, Health Power, Inc., acquired 100% of the outstanding common stock of Trigon Administrators, Inc. (Trigon), a third party administrator in Virginia, Maryland, and North Carolina. The results of operations of Trigon for the nine months ended December 31, 2001 have been included in the financial statements. The acquisition has been accounted for as a purchase, with the purchase price of $5,495 allocated as follows based on estimated fair values at the date of acquisition:

Goodwill	$4,590
Other intangibles (5 years)	153
Other assets	4,735
Unearned revenue	(742)
Accrued liabilities	(3,241)

Total	$5,495

        The Company financed the entire purchase price through its revolving line of credit which was subsequently converted to a term note (see Note 7). Under the terms of the bank credit agreement, the borrowing is secured by a pledge of all assets of the Trigon Administrators business.

Barron Risk Management, Inc.

        On October 1, 2002, WC Holdings acquired all of the outstanding stock of Barron Risk Management, Inc. ("Barron"), a Texas corporation, which is a subsidiary of UICI, a Delaware Corporation. Barron is a third party administrator ("TPA") that offers various services for the administration of self-insured property and casualty programs and is one of the largest administrators of workers' compensation programs in the region. It markets and sells its services in Texas and the surrounding states. This acquisition was accounted for under the purchase method of accounting for business combinations. The Company paid approximately $1,750 in cash, to purchase 100% of Barron's book of business. The acquisition has been accounted for as a purchase, with the purchase price in excess of the fair value of tangible assets of $1,000 allocated to health care membership client lists.

20% of Minority Interest in Pumpkin Masters Holdings, Inc.

        On October 31, 2002, Pumpkin Masters Holdings, Inc. executed its call provisions under the original Asset Purchase Agreement dated June 27, 1997 pursuant to which Pumpkin Masters Holdings, Inc. was granted the right to call all 200 shares of minority interest in Pumpkin Masters Holdings, Inc. at a pre-negotiated formula price based on a multiple of Pumpkin Ltd.'s EBITDA, as defined, less outstanding debt. Pumpkin Masters Holdings, Inc. consummated this transaction on December 31, 2002 by issuing a note for the full amount payable of $2,352. The note accrues interest at the rate of 10% per annum and is due and payable in full on April 30, 2003. This note was paid in full on March 5, 2003. This transaction has been accounted for as a purchase, with the purchase price in excess of the fair value of tangible assets of $944 preliminarily allocated to goodwill.

Pro Forma Financial Information

        The following unaudited pro forma financial information presents the combined results of the Company, Health Power and Trigon as if the acquisitions had taken place on January 1, 2000. The pro forma amounts give effect to certain adjustments, including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future:

	YEAR ENDED December 31, 2001	YEAR ENDED December 31, 2000
	(unaudited)	(unaudited)
Pro forma:
Revenue	$95,804	$97,273
Net income	$2,904	$23
Income available to common stockholders	$2,552	$(286)
Basic earnings per share	$0.40	$(0.04)
Diluted earnings per share	$0.36	$(0.04)

4. Inventories

	DECEMBER 31,
	2002	2001
Finished goods	$4,632	$4,139
Raw materials	248	418

Total	$4,880	$4,557

5. Property and Equipment, Net

	DECEMBER 31,
	2002	2001
Land and improvements	$370	$370
Buildings and improvements	1,242	1,256
Computer equipment and software	6,331	4,765
Machinery and equipment	670	735
Furniture and fixtures	1,631	1,202

	10,244	8,328
Less accumulated depreciation	(4,776)	(2,943)

Total	$5,468	$5,385

6. Other Intangible Assets, Net

	DECEMBER 31,
	2002	2001
Patents	$1,376	$1,279
Deferred financing costs	2,135	2,221
Curriculum	264	250
Health provider costing and membership client lists	1,153	153
Non-compete agreements	—	89

	4,928	3,992
Less accumulated amortization	(1,934)	(1,539)

Total	$2,994	$2,453

7. Notes Payable

        WC Holdings, Possible Dreams, Pumpkin and Primrose each have short-term borrowing facilities under bank credit agreements. Each such agreement contains restrictive covenants which prohibit or limit certain actions, including levels of capital expenditures, investments and incurrence of additional debt, and which require the maintenance of defined levels of profitability and tangible net worth. As a result, there are restrictions on the transfer by the subsidiaries of their net assets to the parent company.

        Concurrent with a February 28, 2002 amendment to WC Holdings' senior term debt with Bank One to allow prepayment of the subordinated debt prior to repayment of the senior term debt, the revolving facility was increased from $4,500 to $5,000. In August 2002, the Company's subsidiary, Health Power, further amended its existing loan agreement to increase the available revolving credit facility from $5,000 to $7,000 and the extension of the expiration of the facility to December 2003. It was previously December 2002.

        Health Power, Inc., therefore, had a $7,000 line of credit at December 31, 2002 ($4,500 at December 31, 2001) under which $287 and $0 were borrowed at December 31, 2002 and 2001, respectively, at an interest rate of LIBOR plus 175 basis points (3.75% and 4.25% at December 31, 2002 and 2001, respectively).

        Pursuant to a loan and security agreement with an effective date of December 31, 2001 and a funded date of January 3, 2002, Possible Dreams entered into a new financing facility with LaSalle Business Credit, Inc. that provides for a $12,700 revolving line of credit. Amounts drawn on this line of credit bear interest at the prime rate or LIBOR plus 2.50% (4.25% at December 31, 2002). The amount borrowed under this line of credit at December 31, 2002 was $3,044 with an additional $657 of unutilized borrowing capacity. See Note 8 for details of the term debt portion of this refinancing.

        On June 13, 2001, Pumpkin entered into a three-year loan agreement with LaSalle Business Credit, Inc. The total credit facility is $10,000, consisting of a maximum term loan amount of $2,500 and a revolving loan commitment of $7,500. The amount Pumpkin is allowed to draw on the revolver is limited by a borrowing base defined by specific accounts receivable and inventory levels. The agreement also provides for seasonal overdrafts from April 1 through July 31 of each year during the peak of the inventory build-up period. On June 14, 2001, Pumpkin used the new financing facilities to retire all amounts owing to Banc of America Commercial Finance Corporation ($3,247, including $900 to repurchase the full amount of outstanding warrants) and to pay the closing costs of the refinancing ($100). On November 7, 2002, the terms of the Pumpkin loan agreement were amended to allow a one time cash distribution to Pumpkin Masters Holdings, Inc., to consummate the purchase of the minority interest 20% shareholding in Pumpkin Masters Holdings, Inc., discussed in detail in Note 11.

        Pumpkin, therefore, had a $7,500 line of credit at December 31, 2002, under which borrowing capacity is limited to a defined borrowing base. Interest is calculated at the prime rate or LIBOR plus 2.5% (4.25% at December 31, 2002). There were no borrowings outstanding at the current balance sheet date. Borrowing capacity under the revolving facilities was $291 at December 31, 2002. This agreement expires in 2004.

        Primrose refinanced its debt on April 5, 2002 pursuant to which Primrose received a revolving loan commitment of $1,000 (of which $681 was drawn at closing) bearing interest at LIBOR plus 3.0% or the prime rate plus 0.5%, expiring in September 2003. On December 31, 2002, the terms of the Primrose note dated April 5, 2002 were amended as follows with respect to the revolving facility: the applicable rate for the revolving portion of the agreement now bears interest at the Eurodollar rate plus 2.75% or at the prime rate. See Note 8 for details of the term debt portion of the April 5, 2002 refinancing and the December 31, 2002 amendment.

        Primrose, therefore, had a $1,000 line of credit at December 31, 2002, under which $600 was borrowed at December 31, 2002 and 2001, at the greater of the prime rate or LIBOR plus 2.75% (4.25% and 6.75% at December 31, 2002 and 2001, respectively). Additional borrowing capacity under the line was $400 at December 31, 2002.

8. Long-term Debt and Other Obligations

	DECEMBER 31,
	2002	2001
Possible Dreams Tranche B Term Loan, payable in seven quarterly installments commencing upon the repayment of the Tranche A Term Loan, due no later than April 1, 2003; interest payable monthly at the commercial paper rate plus 6% (7.99% at December 31, 2001) (refinanced January 3, 2002)	$—	$3,125
Possible Dreams Tranche A Term Loan, payable in monthly installments through December 2004 at an interest rate of prime plus 0.5% or LIBOR plus 3% (4.75% at December 31, 2002)	1,363	—
Possible Dreams Tranche B Term Loan, payable in monthly installments through December 2005 at an interest rate of prime plus 0.5% or LIBOR plus 3% (4.75% at December 31, 2002)	975	—
Possible Dreams subordinated promissory notes, interest rates from 10% - 14% (14% and 14% at December 31, 2002 and 2001, respectively), principal due on May 31, 2003; interest payable semi-annually on May 1 and November 1	1,960	1,960
Possible Dreams capital lease for computer equipment payable over a sixty-month period commencing with the date of final installation of the equipment in the second quarter of 2002	689	694
Pumpkin Term Loan, drawn in June of 2001; payable in twenty-four monthly installments through June 2003; interest payable monthly at the prime rate or LIBOR plus 2.5% (4.75% at December 31, 2001)	—	1,875
Pumpkin Holdings note to the former minority interest shareholders; payable in full on April 30, 2003; interest payable in full on April 30, 2003 at a rate of 10% per annum	2,352	—
Primrose Tranche A Term loan, payable in quarterly installments ranging from $562 to $625; interest payable quarterly at LIBOR plus 3.5% (5.43% at December 31, 2001) (refinanced April 5, 2002)	—	7,713
Primrose Term Loan payable in 8 quarterly installments ranging from $600 to $732 through December 31, 2004; the loan bears interest at the Eurodollar plus 3.0% or at prime plus 0.5% (4.38% at December 31, 2002)	5,328	—
WC Holdings capital lease for computer equipment payable through May 2003	68	165
WC Holdings note to Community Insurance payable in annual installments of principal and interest through May 31, 2004 with interest imputed at 8%	910	1,373
WC Holdings senior term debt payable in monthly installments through January 2005; interest payable monthly; $8,500 of the principal bears a fixed 7.6% rate; the maturity date of the interest rate swap fixing this rate is December 2005, but this swap is cancelable at the lender's option after December 2003; the remainder of the debt carries a rate of prime minus 1/2% or LIBOR plus 1.75% basis points (3.75% and 3.89% at December 31, 2002 and 2001, respectively)	15,771	19,522
WC Holdings subordinated debt, with a balloon payment due in December 2005 and interest payable monthly at 20% per annum	—	6,000
Pumpkin additional earnout payment obligations, subordinated debt, balloon payment due in June 2004, interest at 8% paid quarterly	1,812	1,812

	31,228	44,239
Less unamortized debt discount (current portion of $0 and $186, respectively)	0	(678)
Less amounts representing interest on capital leases	(83)	(97)

Total term debt	$31,145	$43,464

        Scheduled maturities of long-term debt and other obligations for the next five years are as follows:

        $12,152 - 2003; $10,407 - 2004; $3,890 - 2005; $4,660 - 2006; and $36 - 2007.

        In addition, because of covenant violations on Possible Dreams discussed more fully later in this footnote, all of the 2004 payments on their term debt, which aggregated $1,288, are included in the 2004 maturities of $10,407 shown above but are classified as current portion of long-term debt on the Consolidated Balance Sheet at December 31, 2002.

        Consistent with the bank lines of credit, most of the Company's long-term obligations carry restrictive covenants which prohibit or limit certain actions, including levels of capital expenditures, investments, incurrence of additional debt, and which require the maintenance of defined levels of profitability and tangible net worth. Most borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as by a pledge of the Company's share ownerships in the subsidiary. Accordingly, substantially all of each subsidiary's net assets are restricted.

        The Company has a tax sharing agreement with its subsidiaries, under which income tax liabilities at each subsidiary are determined on a stand-alone basis, with amounts payable to Security Capital as the consolidated taxpayer. With respect to Possible Dream's, Pumpkin's, Primrose's and WC Holdings and subsidiaries' term loan and bank credit arrangements, any amounts remitted to Security Capital in excess of amounts approved by the lenders are required to be set aside, and are pledged to the lenders as additional collateral for the borrowings at such subsidiaries. At December 31, 2002, no such amounts were set aside and pledged as collateral under such arrangements.

        Pumpkin recorded a contingent earnout obligation to its former owners that was earned on December 31, 2000. The amount recorded was determined based upon the average EBITDA, as defined, during the four-year period ended December 31, 2000. The former owners are entitled to an earnout amount of $1,812, which is included in long-term debt. The earnout obligation is subordinated to Pumpkin's term note and revolving loan and is due in 2004.

        On February 28, 2002, WC Holdings fully prepaid its $6,000 subordinated debt with Bank One Mezzanine which carried a 20% per annum interest rate and was due to be repaid in a balloon payment in December 2005. In addition to the principal amount, WC Holdings also was required to pay $431 in prepayment penalties (which is reflected in interest expense). Cash flows from operations and cash on hand at the beginning of the quarter were sufficient to prepay this note and penalties without utilizing the Bank One revolving line of credit. WC Holdings' senior term debt with Bank One was amended to allow prepayment of the subordinated debt prior to repayment of the senior term debt and to concurrently increase the revolving facility from $4,500 to $5,000 effective February 28, 2002.

        During October and early November 2002, the Company's subsidiary, Pumpkin, prepaid all of its term debt then outstanding ($833) under the June 2001 loan agreement with LaSalle Business Credit, Inc. This amount was to be fully repaid by June 2003 under the terms of the loan agreement. There was no prepayment penalty. The prepayment was financed by cash generated from operations.

        The Company refinanced its debt at Primrose on April 5, 2002. The terms of the new debt are as follows: a $3,200 term loan repayable at $624 per quarter beginning July 15, 2002 bearing interest at the prime rate plus 2.0%, an additional $4,000 of non-amortizing term debt with a balloon payment due in September 2003 bearing interest at Eurodollar plus 1.0% and a revolving facility of $1,000 (of which $681 was drawn at closing) bearing interest at Eurodollar plus 3.0% or the prime rate plus 0.5%, expiring in September 2003. To secure this debt, Primrose has pledged all of its assets, Primrose Holdings and the Company have guaranteed the debt and the Chairman of the Company issued a personal guarantee for $4,000, for which he received a guarantee fee of 8% per annum of the declining average quarterly balance of his guarantee during 2002. Primrose agreed to reimburse the Chairman for any amount paid by him on this guarantee. As security for Primrose's reimbursement obligation, Primrose granted the Chairman a subordinated interest in Primrose's assets. In addition, the Company agreed to reimburse the Chairman for any amount paid by him on his guarantee in the event Primrose failed to reimburse him and agreed to set aside funds in a designated reserve bank account. On

December 31, 2002, the Chairman's guarantee and the reserve account requirements were removed as discussed below.

        In the second quarter of 2002, the Company recorded a net gain on the early extinguishment of debt associated with this Primrose refinancing of $808 relating to the repurchase of warrants, net of the write-off of original issue discount and deferred financing costs associated with the original debt. This net gain is included in the following component lines of the Consolidated Statements of Income: $1,554 of gain on repurchasing bank warrants in other income, $860 of expense for the write-off of the original issue discount and deferred financing costs associated with the original debt in interest expense, and $114 of tax benefit in tax expense.

        On December 31, 2002, the terms of the Primrose note dated April 5, 2002 were amended as follows: The due date is now December 31, 2004. Principal payments on the entire term debt consist of four quarterly payments during 2003 of $600 and four quarterly payments during 2004 of $732 with the remaining balance due and payable on December 31, 2004. Interest is payable quarterly. The term debt bears interest at the Eurodollar rate plus 3.00% or the prime rate plus .50% (approximately 4.38% for December 2002). The applicable rate for the revolving portion of the agreement bears interest at the Eurodollar rate plus 2.75% or at the prime rate. The individual guarantee by the Chairman of Security Capital was terminated as of December 31, 2002.

        Pursuant to a loan and security agreement with an effective date of December 31, 2001 and a funded date of January 3, 2002, Possible Dreams entered into a new financing facility with LaSalle Business Credit, Inc. that provides for two separate term loans, Term Loan A for $1,500 and Term Loan B for $1,800. Term Loan A and Term Loan B are payable in monthly installments through December 2004 and January 2004, respectively, with Term Loan A also requiring a balloon principal payment in December 2004 of $1,075. Both term loans bear interest at the prime rate plus 1/2% or LIBOR plus 3%. Additionally, Possible Dreams was required by the loan and security agreement to refinance its subordinated note by mid-March 2003 or to extend its maturity until a date after March 31, 2005. This refinancing did not occur, causing an event of default, and management has not yet extended the maturity of this obligation. Borrowings under the new facility are secured by substantially all of the assets of Possible Dreams. There were $213 in financing costs which were deferred and are being amortized over the life of the loan.

        At December 31, 2002, Pumpkin was not in compliance with its debt service covenant due to the prepayment of its term debt during October and November mentioned above. At December 31, 2002, Pumpkin received a waiver with respect to this covenant violation which related solely to this prepayment.

        At December 31, 2002, Possible Dreams was not in compliance with its minimum EBITDA (as defined), minimum fixed charge coverage ratio and maximum leverage ratio covenants. No waiver was pursued because of foreseeable covenant violations within the next four quarters. Consequently, all Possible Dreams' term debt was classified as a current liability. However, discussions with the lender have taken place, and resolutions are being considered. Management strongly believes that the loan will not be called. Remedies upon an event of default under the agreement include a right to the lender to take possession of any or all of the collateral as defined under the agreement. These conditions raise substantial doubt about the Possible Dreams' ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Possible Dreams will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty. The Report of the Possible Dreams' Independent Auditors expresses substantial doubt about Possible Dreams ability to continue as a going concern. As of December 31, 2002, the Company's investment in Possible Dreams was a negative $577. The debt at Possible Dreams is neither cross-collateralized nor guaranteed by the Company or any other subsidiary of the Company. Accordingly, the outcome with respect to the Possible Dreams going concern uncertainty will have no impact upon the remainder of the Company, its continuity of operations, and its liquidity.

        Management expects to be in compliance with the covenants on all other debt for the foreseeable future. Borrowings under the bank credit agreements are secured by a pledge of substantially all of the Company's assets as well as a pledge of the Company's share ownerships in the subsidiaries.

        To manage interest rate risk, the Company entered into an interest rate swap on December 20, 2000 that effectively fixes the interest payments of a portion of its floating rate debt. This derivative instrument is not designated as a hedge for financial accounting purposes. The fair market value is therefore recorded in other long-term obligations, and the change in fair value is recognized in the consolidated statements of income in other income (expense).

        As of December 31, 2002 and 2001, the unrealized derivative loss was $907 and $529, respectively, which were determined by quoted market prices. The maturity date of the derivative instrument is December 22, 2005, but is cancelable at the lender's option after December 2003. At December 31, 2002 and 2001, the notional principal amount of this agreement was $8,500.

        During the first quarter of 2001, Possible Dreams entered into a capital lease for computer equipment that expires in the first quarter of 2007. At December 31, 2002, property and equipment included the equipment under this capital lease with a cost of $616. The amortization of the cost of this equipment is included in depreciation expense. Possible Dreams began amortizing this cost over the sixty-month lease term beginning on the date of final installation of the equipment in the second quarter of 2002.

        At December 31, 2002, future minimum lease payments under this capital lease obligation for the periods ending December 31 are as follows:

2003	$162
2004	162
2005	162
2006	162
2007	41

689
Less amounts representing interest	(73)

$616

        WC Holdings leases computer equipment under an agreement which is classified as a capital lease. At December 31, 2002, property and equipment included the equipment under this capital lease with a carrying value of $48. The amortization of the cost of this equipment is included in depreciation expense.

        At December 31, 2002, future minimum lease payments under the capital lease obligations for the periods ending December 31 are as follows:

2003	$68
Less amounts representing interest	(10)

$58

9. Redeemable Convertible Preferred Stock

        The Company has issued and outstanding 500,000 shares of zero coupon, redeemable convertible preferred stock that have a stated liquidation value of $10 per share. Such preferred shares are convertible into Class A common stock on a 1:1 basis. The preferred shares are redeemable at the option of the Company at their liquidation value upon the earlier of (1) the date Primrose's earnings before interest, income taxes, depreciation and amortization (EBITDA) as defined, exceeds $8,500 on a latest twelve month basis on or after April, 2002, or (2) on April 6, 2006. EBITDA for Primrose was $4,217 for the year ended December 31, 2002.

        The Company has 2,500,000 shares of authorized preferred shares, $.01 par value, of which 2,000,000 shares remain issuable at December 31, 2002 and 2001.

10. Stockholders' Equity

        The authorized common stock of the Company consists of common stock and Class A common stock. The Class A common stock shares are identical in rights to the common stock shares, except that transfer of shares of the Class A common stock is prohibited to a person who is, or would thereby become, a holder of 4.75% or more of the fair market value of the common stock and the Class A common stock.

        The Company has entered into various financing arrangements at the subsidiary level that may limit the ability to pay dividends to the parent company, thus limiting the parent company's ability to pay dividends to its shareholders.

        During 2000, the Company retired all of the 318,575 shares then held in its treasury, returning them to their status of authorized and unissued shares of common stock and Class A common stock. During 2001, the Company acquired 7,722 shares of Class A common stock when a director who resigned for personal reasons (directly related to and required by his employment by the U.S. government) decided to exercise his vested stock options utilizing 7,722 of his previously-owned shares in lieu of cash to pay the option price due to the Company with regard to the 16,000 options he was exercising.

        Pursuant to the provisions of the 2000 Long Term Incentive Plan (which allows for the grant of up to 966,000 shares), on July 13, 2000, the Company granted options to acquire 549,000 shares of its Class A common stock at the then market value, which was $6.125 per share. Of the 549,000 options granted, 48,000 vest over a two-year period with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant, while the remaining 501,000 vest over a five-year period in equal 20% amounts beginning on the first anniversary of the grant and annually thereafter. Additional grants, also pursuant to the provisions of the 2000 Long Term Incentive Plan, were made during the year ended December 31, 2001 as follows: On May 16, 2001, the Company granted options to acquire 24,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $10.31. These 24,000 options vest over a two-year period with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant. On July 19, 2001, the Company granted options to acquire 237,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $10.85. These 237,000 options granted vest over a five-year period in equal 20% amounts beginning on the first anniversary of the grant and annually thereafter. On September 7, 2001, the Company granted options to acquire 24,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $12.69. These 24,000 options vest over a two-year period with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant. On February 1, 2002, the Company granted options to a director to acquire 24,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $9.65. These 24,000 options vest over a two-year period, with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant. For all grants, the Company, not the holder, has the right to settle the options in cash. Subject to termination of the grantee's directorship, these options expire 10 years from the date of grant and are not transferable other than on death.

        As mentioned above, pursuant to the provisions of the 2000 Long-Term Incentive Plan, a director who resigned for personal reasons (directly related to and required by his employment by the U.S. government) decided to exercise 16,000 vested options to purchase the Company's Class A common stock in October 2001. This resulted in a net increase in shares of Class A common stock outstanding of 8,278 when he used 7,722 previously-owned shares in lieu of cash to pay the option price due to the Company. These options would have otherwise expired 90 days after the August 17th termination of his directorship (November 15, 2001). The remaining 8,000 options held by this former director were not vested and were cancelled on August 17, 2001 pursuant to the provisions of his stock option grant certificate as issued under the 2000 Long Term Incentive Plan.

11. Minority Ownership

        The owners of the minority interests in Health Power, Pumpkin and Primrose have entered into agreements with the Company providing for restrictions on the transfer of such shares, and other related share restrictions.

        On April 3, 2001, the Company exercised its call provision relating to common shares of Primrose owned by a then resigning officer. The Company repurchased 100 shares, or 0.3%, of Primrose from this officer for $50 per share, increasing its direct ownership to 98.46%. The amount paid by Primrose for these shares was reflected as additional cost of the acquisition of Primrose.

12. Subsidiary Options and Warrants

        WC Holdings—Options to acquire 1,281 shares of common stock of Health Power, an 80%-owned subsidiary of WC Holdings, at approximately $694 per share, the fair value at the date of the grant, were granted to subsidiary employees during the first quarter of 2001. All such options vest over a five-year period with the exception of one grant of 360 options which vests over an eight-year period but is subject to certain acceleration provisions. Options to acquire 100 shares of Health Power at approximately $1,626 per share, the fair value at the date of grant, were granted during the first quarter of 2002. These options vest over an eight-year period, but are subject to certain acceleration provisions. The options may be settled in either Health Power stock or in Security Capital stock, or the Company, but not the holders, has the right to settle the options in cash. If all such outstanding options had been vested and exercised at December 31, 2002, the Company's ownership share of Health Power would have been 73%.

        Possible Dreams—Options to acquire 175 shares of common stock of Possible Dreams at approximately $1,900 per share were granted in 1996, which were cancelled on July 12, 1999. Options to acquire 87.5 shares at $1,905 per share (fair value at date of grant) and 87.5 shares at $3,810 per share of Possible Dreams stock were granted on July 12, 1999. Such options vest over five years and expire in 2009. In addition, warrants to purchase 250 shares of Possible Dreams Class B common shares were issued in 1996 and remain outstanding at December 31, 2002. The warrants are exercisable at the earlier of (1) May 17, 2001 or (2) repayment in full of the acquisition note and any related interest, at a price of $.01 per share and expire in 2006. Such Class B common shares would be non-voting, but would be convertible at the option of the holder into Class A voting common shares. The holder may exercise the warrants for cash. If all such outstanding options and warrants had been exercised for Possible Dream's shares at December 31, 2002, the Company's ownership share of Possible Dreams would have been 78.75%.

        Pumpkin—Options to acquire a total of 39 Class A common shares of Pumpkin at $1,754 per share (fair value at date of grant) were issued in 1997 and 1998. Of these options, nine were settled for cash at their existing liability value of $82,000 on June 7, 2001 and three were settled for cash at their existing liability value of $17,000 on June 25, 2001 when the holders exercised their rights to settle the options for cash. The remaining 27 options are fully vested and expire in 2007 and 2008. On July 1, 2001, Pumpkin granted options to acquire 27 shares of Pumpkin at the fair market value on the date of the grant, which was $9,111 per share. All 54 outstanding options may be settled in either Pumpkin stock or in Security Capital stock, or the Company, but not the holders, have the right to settle the options in cash, all at the earlier of: (1) June 27, 2003 (2) repayment in full of the acquisition note and any related interest or (3) any time after average EBITDA of Pumpkin exceeds $2,500 for a four consecutive fiscal year period commencing in 1997. If all such outstanding options had been exercised for Pumpkin shares at December 31, 2002, the Company's ownership share of Pumpkin would have been 94.06%.

        Primrose—Options to acquire 2,311 common shares of Primrose at $500 per share (market value at date of grant) were issued in 1999 and expire in 2009. On June 18, 2001 and September 30, 2001, Primrose cancelled 346.67 and 288.89 options, respectively, held by two former officers of Primrose. The options vest 20% per year beginning on the first anniversary of the grant. Of the 1,675.56 options outstanding at December 31, 2002, 1,005.33 options are fully vested. The options may be settled in either Primrose stock or in Security Capital stock, or the Company, but not the holders, has the right to settle the options in cash. If all such outstanding options had been exercised for Primrose shares at December 31, 2002, the Company's ownership share of Primrose would have been 92.5%.

        The charges to net income for the subsidiary options discussed above under SFAS 123 using minimal value assumptions as per Note 14 would be $117, $108 and $76, for the years ended December 31, 2002, 2001 and 2000, respectively.

        Concurrent with the refinancing of Primrose's debt on April 5, 2002, the Company repurchased warrants formerly held by a lender to acquire shares of Primrose and recognized a gain on this repurchase of $1,554. At December 31, 2002, warrants to acquire shares of Possible Dreams are redeemable at the election of the warrant holders for cash. The estimated fair value of the warrants are recorded as liabilities and changes in the estimated fair value of the warrants during a period are included in the Consolidated Statements of Income. At December 31, 2002, the estimated fair value of the Possible Dreams warrants is $0. Therefore, no liability has been recorded. Warrant income (expense), classified as other income (expense) was $2,052, $74 and $(559) for the years ended December 31, 2002, 2001 and 2000, respectively (see Note 15). The warrant income for the year ended December 31, 2002 included the income recognized on the Primrose warrant repurchase, and the warrant income for the year ended December 31, 2001 included $176 in income recognized when Pumpkin's warrants were repurchased for less than their recorded value as part of Pumpkin's debt refinancing discussed in Note 8. Long-term warrant liabilities, included in other long-term obligations, were $0 and $1,334 at December 31, 2002 and 2001, respectively. Current warrant liabilities included in accrued expenses and other liabilities were $0 and $718 at December 31, 2002 and 2001, respectively.

13. Employee Benefit Plans

        The Company sponsors defined contribution 401(k) plans at each of its subsidiaries in which qualifying employees of the Company may participate. Employees must be 21 years of age to participate. Under these plans, some of which provide for Company matching contributions, participants may elect to make pre-tax contributions of up to 15% of their eligible earnings. The Company's matching contributions were $565, $424 and $25 for the years ended December 31, 2002, 2001 and 2000, respectively.

14. Long-term Incentive Plan

        Options to purchase Class A common stock of Security Capital granted under the 2000 Long-Term Incentive Plan are exercisable at the market price at the date of grant and, subject to termination of the grantee's employment or directorship, expire10 years from the date of grant and are not transferable other than upon death.

        A summary of the Company's stock option activity and related information for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002		2001		2000
	Options (000's)	Weighted Average Exercise Price	Options (000's)	Weighted Average Exercise Price	Options (000's)	Weighted Average Exercise Price
Outstanding at the beginning of the year	810	$7.826	549	$6.125	—	$—
Granted	24	9.650	285	10.959	549	6.125
Exercised	—	—	(16)	6.125	—	—
Forfeited	—	—	(8)	6.125	—	—

Outstanding at the end of the year	834	$7.880	810	$7.826	549	$6.125

Exercisable at the end of the year	312	$7.485	132	$6.777	24	$6.125

Weighted-average fair value of options granted during the year	4.32		6.09		2.76

OPTIONS OUTSTANDING

Range of Exercise Prices	Number of Options Outstanding at December 31, 2001	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2002
$6.125	525,000	7.5	$6.125	224,400
$10.31 to $12.69	285,000	8.5	$10.959	79,400
$9.65	24,000	9.5	$9.650	8,000

Pro forma Summary Information

        Pro forma information regarding net income and earnings per share as required by SFAS 148 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. See Note 2.

15. Other Income (Expense)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Interest income	$100	$103	$25
Warrant income (expense)	2,052	74	(559)
Unrealized loss on derivative	(378)	(529)	—
Other (expense) income	(191)	(192)	27

Total	$1,583	$(544)	$(507)

        As discussed in Note 8, the Company's subsidiary, Primrose, repurchased bank warrants during the second quarter of 2002 at less than the carrying value of the liability thereof, thereby generating $1,554 in warrant income which is reflected in the year ended December 31, 2002 amount above. This income was offset by $860 of expense for the write-off of the original issue discount and deferred financing costs associated with the refinancing that included the warrant repurchase, which was recorded in interest expense.

16. Income Taxes

        The provision (benefit) for income taxes for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
Current:
Federal	$3,762	$1,021	$62
State	846	397	318

	4,608	1,418	380

Deferred:
Federal	321	1,370	821
State	(100)	312	(61)

	221	1,682	760

Income tax on income before income taxes, minority interests and cumulative effect of change in accounting
Principle	$4,829	$3,100	$1,140

Deferred tax benefit on cumulative effect of change in accounting policy:
Federal	$(1,935)
State	(485)

	$(2,420)

        At December 31, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $2,435 the expiration dates of which are as follows: 2005—$1,766, 2007—$398, 2008—$132, 2009 and thereafter—$139.

        The items comprising the Company's net deferred tax assets are as follows at:

	DECEMBER 31,
	2002	2001
Deferred tax assets (liabilities):
Allowance for doubtful accounts and inventory differences	$1,181	$1,364
Net operating loss carry-forwards	1,054	5,400
Alternative minimum tax carryover	408	408
Accelerated depreciation and other	1,495	(806)

	4,138	6,366
Valuation allowance	(974)	(5,400)

Net deferred tax asset	$3,164	$966

Reconciliation to financial statements:
Current deferred tax asset	$1,181	$1,364
Long-term deferred tax asset	1,983	626
Other long-term obligations	—	(1,024)

Net deferred tax asset	$3,164	$966

        The valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. Reconciliations of the income tax provision to income taxes based on the 34% federal statutory rate are as follows:

	2002	2001	2000
Federal income taxes based on 34% of pre-tax income	$4,562	$2,236	$952
State income taxes, net of federal benefit	492	468	170
Recognition of deferred tax asset for federal net operating loss carry-forwards	—	—	(204)
Other	(225)	396	222

Income tax provision reflected as income tax expense	$4,829	$3,100	$1,140

17. Earnings Per Common Share

        Diluted earnings per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. The following reconciles amounts reported in the consolidated financial statements:

	2002	2001	2000
Diluted earnings:
Income available to common stockholders	$3,393	$2,483	$1,116
Eliminate preferred stock accretion	401	—	—
Subsidiary stock options	(407)	(123)	—

Diluted earnings after cumulative effect of a change in accounting principle	3,387	2,360	1,116
Eliminate cumulative effect of a change in accounting principle (net of income tax benefit of $2,420)	3,402	—	—

Diluted earnings before cumulative effect of a change in accounting principle	$6,789	$2,360	$1,116

Diluted weighted average shares outstanding:
Common stock	6,451	6,444	6,442
Preferred stock	500	—	—
Security Capital and subsidiary stock options	182	204	42

Diluted weighted average shares outstanding	7,133	6,648	6,484

Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.95	$0.35	$0.17

Diluted earnings per common share after cumulative effect of a change in accounting principle	$0.47	$0.35	$0.17

        For the years ended December 31, 2001 and 2000, 500,000 shares of zero coupon redeemable convertible preferred stock, which were convertible into 500,000 common shares, were excluded from the computation of diluted earnings per share (EPS) because their inclusion as converted had an anti-dilutive effect on EPS. In addition, certain subsidiary options were excluded from the computation of diluted EPS for the years ended December 31, 2001 and 2000 because their inclusion would have had an antidilutive effect on consolidated EPS. For the year ended December 31, 2002, Security Capital options to purchase 309,000 shares of Class A common stock at exercise prices ranging from $9.65 to $12.69 were not included in the computation of dilutive EPS because the options' exercise prices were greater than the average market price of the Class A common stock. For the year ended December 31, 2001, options to purchase 285,000 shares of Class A common stock at exercise prices ranging from $10.31 to $12.69 were not included in the computation of dilutive EPS because the options' exercise price was greater than the average market price of the Class A common stock.

18. Related Party Transactions

        The Company has an agreement with Capital Partners, Inc. (CPI), a shareholder of the Company. CPI and its affiliates and principals owned 83% of the Company's common shares at both December 31, 2002 and 2001. Under the agreement, CPI provides certain advisory services and management services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. For all periods up to and including December 31, 2002, fees paid by the Company to CPI were based upon the greater of either a fixed dollar amount or 5% of earnings before income taxes, depreciation and amortization, as defined. The minimum annual fixed dollar amount was $1,085 for all years following the acquisition by the Company of WC Holdings, Inc. on December 20, 2000. Effective January 1, 2003, the original agreement was terminated, and a new agreement was entered into whereby the Company now is required to pay CPI compensation at the rate of $1,250 per annum, subject to adjustment upon the occurrence of any material unforeseen event, and which agreement would be terminable by either CPI or the Company as of any December 31 upon not less that 60 days' prior written notice to the other. The advisory fees calculated under the terms of the original agreement and under the terms of the new agreement for the respective periods to which each apply are considered by management to be reasonable estimates of the allocation of salaries and other allocable costs of CPI with respect to the resources it provides to the Company in providing the aforementioned advisory services and management services. In addition, the Company has agreed to pay fees to CPI for acquisition opportunities presented to the Company by CPI at usual and customary rates for investment banking fees for transactions of similar size and complexity. Fees incurred by the Company to CPI were $1,273, $1,191 and $1,153 in the years ended December 31, 2002, 2001 and 2000, respectively, and are included in selling, general, and administrative expenses in the Consolidated Statements of Income. Amounts due to CPI were $39, $266 and $188 at December 31, 2002, 2001 and 2000, respectively. Fees paid to CPI are generally subordinate to the rights of the lenders to the Company.

        As discussed in Note 8, in connection with the April 2002 refinancing of the debt of the Company's subsidiary, Primrose, the Chairman of the Company issued a personal guarantee for $4,000, for which he received a guarantee fee of 8% per annum of the declining average quarterly balance of his guarantee. Primrose agreed to reimburse the Chairman for any amount paid by him on this guarantee. As security for Primrose's reimbursement obligation, Primrose granted the Chairman a subordinated interest in Primrose's assets. In addition, the Company agreed to reimburse the Chairman for any amount paid by him on his guarantee in the event Primrose failed to reimburse him. To relieve the Chairman of his personal guarantee and to reduce the fee paid to the Chairman, the Company set aside funds in a designated reserve bank account. On December 31, 2002, this guarantee was cancelled pursuant to the amendment to the refinancing agreement discussed in Note 8. Fees incurred by the Company to the Chairman were $170 for the year ended December 31, 2002 and are included in interest expense in the Consolidated Statements of Income. No amounts were due to the Chairman at December 31, 2002.

        A director who joined the Board during 2001 was a senior counsel, from October 2001 until August 2002 and a partner prior to October 2001, in a law firm which the Company engages on a regular basis to perform legal services. Total amounts paid to the law firm were $198, $111 and $64 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Certain office and school space with leases expiring in April 2003, included in the future minimum rental commitments table in Note 19 below, is rented by Primrose from Security Capital's redeemable preferred stockholder for which the rental expense will be $56 for 2003. Total rent expense reported in Note 19 below includes amounts paid by Primrose to related parties of $152, $177 and $174 in 2002, 2001 and 2000, respectively.

19. Commitments and Contingencies

        The Company rents showrooms, office space and certain equipment under operating lease agreements. The Company through its subsidiary, WC Holdings, Inc., leases a 70,000 square foot office building in Dublin, Ohio that is used as this subsidiary's principal office facilities. The lease for the building is for a term of 15 years, which began in 1997, provides for annual rent payments and requires the Company to pay all operating expenses for the building. The lease also provides for three renewal options of five years each, an option to purchase the building between the fourth and fifth years of the lease term at a price determined under a formula based on the rentable and unimproved square footage of the building, and a right of first offer to purchase the building before the landlord enters into a contract to sell the building to a third party. The lease restricts WC Holdings' subsidiary, CompManagement, Inc., from paying a dividend, or otherwise distributing funds or assets outside the ordinary course of business to Health Power, Inc. or another affiliate unless CompManagement, Inc. meets certain tangible net worth requirements. WC Holdings also leases office space in Canton, Cincinnati, Cleveland and Toledo, Ohio; Richmond and Chantilly, VA; Baltimore, MD; Charlotte, NC; Atlanta, GA; Seattle, Washington; Charleston, West Virginia; and Lexington, Kentucky; Austin, Grapevine and San Antonio, TX. These spaces are used as regional offices and service centers for its operations. The Company also has operating leases at other subsidiaries which contain renewal options and escalation clauses.

        Future minimum rental commitments at December 31, 2002 for each of the following years are as follows:

2003	$3,783
2004	3,511
2005	3,045
2006	2,760
2007	2,716

Total	$15,815

        The Company had rent expense of $4,041, $3,670 and $563 for 2002, 2001 and 2000, respectively.

        Pumpkin and Possible Dreams are parties to agreements with certain artists and inventors which require payment of royalties based upon a percentage of net sales of certain products and other formulas as stated in the agreements. Under these agreements, the Company incurred royalty expense of $91, $224 and $226 in 2002, 2001 and 2000, respectively.

        The purchase agreement for the Company's 1997 acquisition of Pumpkin provided for additional payments contingent upon Pumpkin's future EBITDA. Under the terms of this agreement during each of the years ended December 31, 2002, 2001 and 2000, Pumpkin made additional payments of $160 each and has recorded an amount of $1,812 included in long-term debt on the Consolidated Balance Sheets at December 31, 2002 and December 31, 2001, which is payable in 2004.

Contingencies

        The Company is party to several legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses to these actions, such that the resolution of such matters will not have a material adverse effect on the financial position or future operating results of the Company.

        The Company's subsidiary, CompManagement, Inc., is party to a lawsuit brought by the Cleveland Bar Association which alleges that certain practices by this subsidiary and its hearing representatives in Ohio constitute the unauthorized practice of law. This matter will be resolved by the Ohio Board of Commissioners on the Unauthorized Practice of Law and by the Supreme Court of Ohio. CompManagement, Inc. believes that its practices do not differ from any other Ohio workers' compensation third party administrator and do not constitute the practice of law. The Company believes that the ultimate outcome of this action will not have a material adverse effect on the financial position or future operating results of the Company.

20. Goodwill and Other Intangible Assets

        The Company ceased amortization of goodwill effective January 1, 2002 upon its adoption of SFAS 142. Amortization expense of goodwill included in the results shown for the years ended December 31, 2001 and 2000 was $3,158 and $1,424, respectively.

        The application of the non-amortization provisions of SFAS 142 increased net income (net of income tax of $1,119 and of minority interest of $345) in the year ended December 31, 2002 by approximately $1,359 ($0.21 per share basic and $0.19 per share diluted).

        The following table discloses what the effects of the non-amortization of goodwill would be for income and per share amounts for the periods displayed:

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
As reported:
Net income	$3,794	$2,835	$1,425
Less: preferred stock accretion	(401)	(352)	(309)

Income available to common stockholders	$3,393	$2,483	$1,116

Adjustment from non-amortization:
Net income (net of income tax of $(778) and $(566) in 2001 and 2000, respectively, and of minority interest of $(346) and $(40) in 2001 and 2000, respectively)	$—	$2,034	$818

As adjusted:
Net income	$3,794	$4,869	$2,243
Less: preferred stock accretion	(401)	(352)	(309)

Income available to common stockholders	$3,393	$4,517	$1,934

Before cumulative effect of change in accounting principle:
Basic earnings per share	$1.05	$0.71	$0.30

Diluted earnings per share	$0.95	$0.66	$0.30

After cumulative effect of change in accounting principle:
Basic earnings per share	$0.53	$0.71	$0.30

Diluted earnings per share	$0.47	$0.66	$0.30

        The following tables display the details of other intangible assets and franchise agreements as of the dates shown:

	December 31, 2002		December 31, 2001
	Gross Assets	Accumulated Amortization	Gross Assets	Accumulated Amortization
Intangible assets subject to amortization:
Franchise agreements	$8,750	$1,553	$8,750	$1,135
Patents	1,376	721	1,279	553
Deferred financing costs	2,135	1,051	2,221	805
Curriculum	264	93	250	68
Health care provider costing and membership client lists	1,153	69	153	24
Non-compete agreements	—	—	89	89

Total	$13,678	$3,487	$12,742	$2,674

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Total amortization expense on above intangible assets	$1,148	$895	$758

	2003	2004	2005	2006	2007
Estimated aggregate amortization expense by year for future years	$1,150	$1,150	$1,150	$1,150	$1,150

	December 31, 2002	December 31, 2001
Intangible assets not subject to amortization (goodwill):
Employer cost containment and health services	$32,470	$32,470
Seasonal products	6,148	10,990
Educational services	16,830	16,830

Total goodwill	$55,448	$60,290

21. Holding Company Information

        Holding company information is contained in Schedule I of this Report on Form 10-K. Security Capital (the holding company) has guaranteed the debt of Primrose as discussed in Note 8.

22. Segment Disclosure

        The Company has three reportable segments. The employer cost containment and health services segment consists of WC Holdings, Inc. which, through its subsidiary Health Power, provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers' compensation insurance. The seasonal products segment consists of Pumpkin and Possible Dreams. This segment's activities principally are in the design and distribution of Halloween-oriented pumpkin carving kits and related accessories and the design, importing and distribution of giftware and collectible figurines. The educational services segment consists of Primrose. This segment's activities are in the franchising of educational child care centers, with related activities in real estate consulting and site selection services. Management evaluates performance of its segments based upon segment income, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense, management fees, cumulative effect of change in accounting principle and certain items. Segment income (as defined) is used to evaluate performance because the Company believes this segment income (as defined) is a financial indicator of value and ability to incur and service debt and, adjusted for capital expenditures, is a simple measure of the Company's ability to generate operating cash flow. It is also one method by which we evaluate and value potential acquisition candidates and by which we value our current subsidiaries. Segment income (as defined) is not a substitute for operating income or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States. The accounting policies of the segments are the same as those described in Note 1. There are no intersegment sales.

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Revenues from external customers:
Employer cost containment and health services	$64,460	$53,634	$1,301
Seasonal products	29,727	31,900	33,759
Educational services	8,243	7,652	6,844

Total revenues	$102,430	$93,186	$41,904

Segment income:
Employer cost containment and health services	$12,987	$10,850	$369
Seasonal products	4,215	6,313	6,704
Educational services	4,217	3,442	3,204

Total segment income	21,419	20,605	10,277
Reconciliation to net income:
Amortization and depreciation expense	(2,930)	(6,066)	(2,436)
Interest expense	(4,802)	(5,826)	(3,442)
Income tax expense	(4,829)	(3,100)	(1,140)
Minority interest expense	(1,392)	(642)	(236)
Corporate, management fee and other expenses	(1,853)	(1,592)	(1,091)
Other income (expense)	1,583	(544)	(507)
Cumulative effect of change in accounting principle (net of income tax benefit of $2,420)	(3,402)	—	—

Net income	$3,794	$2,835	$1,425

	DECEMBER 31, 2002		DECEMBER 31, 2001
	Total Assets	Long-lived Assets	Total Assets	Long-lived Assets
Segment assets:
Employer cost containment and health services	$46,559	$38,399	$47,282	$37,352
Seasonal products	22,542	9,076	31,981	14,019
Educational services	27,278	24,790	27,496	25,501
Corporate and other	3,849	1,095	526	159

Total assets	$100,228	$73,360	$107,285	$77,031

        Of the total $2,084 in 2002 capital expenditures, $1,895 related to employer cost containment and health services segment and was primarily for computer system upgrades throughout all of this segment's locations and capital additions to support its new City of Baltimore account and its operations which were acquired from Trigon Administrators operations in 2001.

Concentrations

        Possible Dreams purchased approximately 78%, 82% and 76% of its supplies from two companies during 2002, 2001 and 2000, respectively. The loss of either supplier could have an adverse effect on future operating results and financial condition of Possible Dreams.

        Approximately 45%, 43% and 35% of Pumpkin's gross sales during 2002, 2001 and 2000, respectively, were to its three largest customers. Pumpkin purchased approximately 53%, 47% and 50% of its supplies from two companies during 2002, 2001 and 2000, respectively. The loss of any of its three largest customers or either of its two largest suppliers could have an adverse effect on Pumpkin's future operating results and financial condition.

        WC Holdings, Inc. and its subsidiaries earned 79% and 84% of their revenues in the State of Ohio during 2002 and 2001, respectively.

23. Subsequent Events

        On February 25, 2003, the terms of the Pumpkin note with LaSalle Business Credit dated June 13, 2001 were amended to adjust the net worth covenants to be reflective of the changes to the entity's equity which occurred as a result of the proposed dividend from Pumpkin Ltd. to its parent, Pumpkin Masters Holdings, Inc, to fund the transaction discussed in Note 3.

        Options to acquire 525 common shares of Primrose at $701.51 per share (market value at date of grant) were issued on January 2, 2003. The options vest 20% per year beginning on the first anniversary of the grant. The options may be settled in either Primrose stock or in Security Capital stock, or the Company, but not the holders, has the right to settle the options in cash.

Schedule I—Condensed Financial Information of Registrant

Security Capital Corporation (Parent Company)
Condensed Balance Sheets

	December 31, 2002	December 31, 2001
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,729	$346
Accounts receivable from subsidiaries	194	63
Deferred tax assets	29	40
Other current assets	682	19

Total current assets	3,634	468
Investments in subsidiaries	31,008	29,009
Notes receivable from subsidiaries	2,028	1,510
Deferred tax assets	2,402	427

Total assets	$39,072	$31,414

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable to subsidiaries	$21	$35
Accounts payable to Capital Partners, Inc.	39	266
Federal income tax payable	4,930	403
Accrued expenses and other liabilities	136	398

Total current liabilities	5,126	1,102
Negative goodwill	—	160

Total liabilities	5,126	1,262

Redeemable convertible preferred stock (liquidation value—$5,000); $.01 par value, 2,500,000 shares authorized; 500,000 shares issued and outstanding	3,268	2,867

Stockholders' equity:
Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	66,127	66,528
Accumulated deficit	(35,429)	(39,223)
Less: treasury stock, at cost, 7,722 shares	(85)	(85)

Total stockholders' equity	30,678	27,285

Total liabilities and stockholders' equity	$39,072	$31,414

The accompanying notes are an integral part of these condensed financial statements.

Schedule I—Condensed Financial Information of Registrant

Security Capital Corporation (Parent Company)
Condensed Statements of Operations

	For the Year Ended December 31,
	2002	2001	2000
	(in thousands)
Income:
Interest and dividends	$21	$9	$163
Interest income from subsidiaries	457	59	—
Management fee income from subsidiaries	1,123	1,041	550
Amortization of negative goodwill	—	12	—

Total income	1,601	1,121	713

Expenses:
Unallocated corporate administrative expense	580	401	391
Management fee expense to Capital Partners, Inc.	1,273	1,191	700
Guaranty fee expense	170	—	—

Total expenses	2,023	1,592	1,091

Loss before income taxes, equity in income (loss) of subsidiaries and cumulative effect of change in accounting principle	(422)	(471)	(378)

Income tax (expense) benefit	(362)	91	364
Equity in income (loss) of subsidiaries	1,998	3,215	1,439

Income before cumulative effect of change in accounting principle	1,214	2,835	1,425
Cumulative effect of change in accounting principle	2,580	—	—

Net income	3,794	2,835	1,425
Less: preferred stock accretion	(401)	(352)	(309)

Income available to common stockholders	$3,393	$2,483	$1,116

The accompanying notes are an integral part of these condensed financial statements.

Schedule I—Condensed Financial Information of Registrant

Security Capital Corporation (Parent Company)
Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2002	2001	2000
	(in thousands)
Cash provided by operating activities	$2,383	$243	$1,997

Investing activities:
Investment in WC Holdings	—	—	(2,000)

Net cash used in investing activities	—	—	(2,000)

Financing activities:
Purchase of treasury stock	—	(85)	—

Net cash used in financing activities	—	(85)	—

Increase in cash and cash equivalents	2,383	158	(3)
Cash and cash equivalents, beginning of period	346	188	191

Cash and cash equivalents, end of period	$2,729	$346	$188

The accompanying notes are an integral part of these condensed financial statements.

Schedule I—Condensed Financial Information of Registrant

Security Capital Corporation (Parent Company)
Notes to Condensed Financial Statements
December 31, 2002

(1) Basis of Presentation

        In the parent company's financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries.

(2) Dividends from Subsidiaries

        No dividends were received from subsidiaries in any period.

(3) Guarantees

        Security Capital (the parent company) has guaranteed the debt of Primrose as discussed in Note 8 to the financial statements contained in this Report on Form 10-K.

(4) Notes to Consolidated Financial Statements

        See notes to consolidated financial statements for additional information.

(5) Other

        Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by Item 10 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2003 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2003 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by Item 12 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2003 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2003 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 14. CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures within 90 days prior to the date of the filing of this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  (1)   Financial Statements and Financial Statement Schedules

        and (2) See "Index to Consolidated Financial Statements" set forth in Item 8 of this Form 10-K.

  (a)
  (3)   Exhibits Required To Be Filed By Item 601 of Regulation S-K

  The documents required to be filed as exhibits to this Form 10-K are listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K is marked with an asterisk.

EXHIBIT NO.		DESCRIPTION OF DOCUMENT
3.1	—	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current Report dated June 22, 1990), and amendment thereto (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated February 23, 1994).
3.1A	—	Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1A to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).
3.1B	—	Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1B to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).
3.2	—	By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated June 22, 1990).
4.2	—	Reference is made to Exhibit 3.1.
10.7	—	Advisory Services Agreement dated as of April 27, 1990 and effective as of January 26, 1990, between Security Capital Corporation and Capital Partners, Inc. (incorporated by reference to Exhibit (10)(B) to the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 1991).
10.20	—	Registration Rights Agreement and Amendment to Stock Purchase Agreement dated as of March 28, 1994 among the Registrant, CP Acquisition and FGS, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-74680)).
10.23	—	Loan and Security Agreement dated as of December 31, 2001 (loan funds drawn on January 3, 2002) among Possible Dreams Ltd. and LaSalle Business Credit Inc. (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K Annual Report dated December 31, 2001).
10.24	—	Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.25	—	Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).
10.26	—	Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.27	—	Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).
10.28	—	Credit Agreement dated as of May 17, 1996 among Possible Dreams, P.D. Holdings, Inc., a Delaware corporation ("Holdings"), the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.29	—	Warrant dated May 17, 1996 from Possible Dreams to NationsCredit (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.30	—	Warrantholders Rights Agreement dated as of May 17, 1996 among Possible Dreams, Holdings, Security Capital Corporation ("Security Capital"), Warren Stanley and Arnold Lee and NationsCredit (incorporated by reference to Exhibit 6 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.31	—	Security Capital Pledge and Guarantee Agreement dated as of May 17, 1996 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 7 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.32	—	Holdings Pledge Agreement dated as of May 17, 1996 among Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 8 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.33	—	Investors Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 9 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.34	—	Sellers Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.38	—	First Amendment to Advisory Services Agreement dated as of May 17, 1996 by and between Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 14 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.39	—	Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 15 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.40	—	Asset Purchase Agreement dated as of June 27, 1997 by and among Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation (the "Seller"), Pumpkin Ltd., a Delaware corporation ("Pumpkin"), Pumpkin Masters Holdings, Inc., a Delaware corporation ("Pumpkin Holdings"), and the Registrant (incorporated by reference to Exhibit 1©(1) to the Registrant's Form 8-K Current Report dated June 27, 1977).
10.41	—	Credit Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.42	—	Warrant dated June 27, 1997 from Pumpkin to NationsCredit (incorporated by reference to Exhibit 1(c)(3) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.43	—	Warrantholders Rights Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Registrant, Seller and NationsCredit (incorporated by reference to Exhibit 1(c)(4) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.44	—	Company Security Agreement dated as of June 27, 1997 between Pumpkin and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.45	—	Pumpkin Holdings Pledge Agreement dated as of June 27, 1997 between Pumpkin Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(6) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.46	—	Security Capital Pledge and Guarantee Agreement dated as of June 27, 1997 between the Registrant and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.47	—	Security Capital Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.48	—	Investors Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.49	—	Seller Subordination Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(10) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.50	—	Stockholders' Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings and Gay Burke (incorporated by reference to Exhibit 1(c)(11) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.51		Loan and Security Agreement dated June 13, 2001 between Pumpkin and LaSalle Business Credit (incorporated by reference to Exhibit 10.51 to the Registrant's Form 10-K Annual Report dated December 31, 2001).
10.55	—	Advisory Services Agreement dated June 27, 1997, by and between Pumpkin and the Registrant (incorporated by reference to Exhibit 1(c)(16) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.56	—	Second Amendment to Advisory Services Agreement dated June 27, 1997 by and between the Registrant and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(17) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.57	—	Joinder Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and the Registrant to Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and the Registrant (incorporated by reference to Exhibit 1(c)(18) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.61	—	Stock Purchase Agreement, dated as of April 6th, 1999, by and among Primrose Holdings, Inc., a Delaware corporation ("Holdings"), Security Capital Corporation, a Delaware corporation ("Security Capital"), Paul L. Erwin Grantor Retained Annuity Trust (together with Paul L. Erwin, the "Shareholders") Registrant (incorporated by reference to Exhibit 1(c)(1) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.62	—	Credit Agreement, dated as of April 6th, 1997, among Primrose School Franchising Company, ("Primrose"), Holdings, the Lenders referred to therein and Canadian Imperial Bank of Commerce ("CIBC"), as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.63	—	Warrant Agreement, dated as of April 6th, 1999 between Security Capital and CIBC (incorporated by reference to Exhibit 1(c)(3) to the Registrant's Form 8-K Current Report dated April 6, 1999).

10.65	—	Management Advisory Services Agreement, dated as of April 6th, 1999, by and among Primrose, Metrocorp, Country Day and Security Capital (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.66	—	Third Amendment to Advisory Services Agreement, dated April 6th, 1999, by and between Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(6) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.67	—	Tax Sharing Joinder Agreement, dated April 6th, 1999, among Holdings, Primrose, Metrocorp, Country Day and Security Capital to Consolidated Income Tax Sharing Agreement, dated as of April 17th, 1996, among Possible Dreams, Ltd., P.D. Holdings, Inc. and Security Capital (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.68	—	Lease Agreement, dated April 6th, 1999 by and between Erwin Family Partnership, LLLP and Primrose (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.69	—	Lease Agreement, dated April 6th, 1999 by and between Paul L. Erwin and Country Day (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.70	—	Stockholders' Agreement dated as of December 21, 2000, by and among Security Capital, WC Holdings, Inc. ("WC Holdings"), HP Acquisition, Health Power, CompManagement, Inc. ("CMI"), CompManagement Health Systems, Inc. ("CHS"), M&N Enterprises, Inc. ("M&NE"), M&N Risk Management, Inc. ("M&NRM") (CMI, CHS, M&NE and M&NRM being collectively referred to with Health Power as the "Companies"), Robert J. Bossart, Jonathan R. Wagner, Richard T. Kurth, Randy E. Jones, Daniel R. Sullivan and Paul A. Miller (incorporated by reference to Exhibit 1(c)(4.1) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.71	—	Loan Agreement dated as of December 21, 2000, among each of the Companies, as borrowers, WC Holdings, as guarantor, and Bank One, N.A. ("Bank One"), as lender (incorporated by reference to Exhibit 1(c)(99.1) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.72	—	Note Purchase Agreement dated as of December 21, 2000, among WC Holdings, as borrower, each of the Companies, as a guarantor, and Banc One Mezzanine Corporation ("Banc One Mezzanine"), as purchaser (incorporated by reference to Exhibit 1(c)(99.2) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.73	—	Intercreditor and Subordination Agreement dated as of December 21, 2000, among the Companies, WC Holdings, Bank One and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.3) to the registrant's Form 8-K Current Report dated December 21, 2000).
10.74	—	Capital Contribution Agreement dated as of December 21, 2000, between Security Capital and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.4) to the Registrant's Form 8-K Current report dated December 21, 2000).
10.75	—	Tax Allocation Agreement dated as of December 21, 2000, among Security Capital, WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.5) to the Registrant's Form 8-K Current Report dated December 21, 2000).

10.76	—	Management Advisory Services Agreement dated as of December 21, 2000, among each of the Companies and Security Capital (incorporated by reference to Exhibit 1(c)(99.6) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.77	—	Fourth Amendment to Advisory Services Agreement dated as of December 21, 2000 between Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(99.7) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.78	—	Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Robert J. Bossart (incorporated by reference to Exhibit 1(c)(99.8) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.79	—	Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Jonathan R. Wagner (incorporated by reference to Exhibit 1(c)(99.9) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.80	—	Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Richard T. Kurth (incorporated by reference to Exhibit 1(c)(99.10) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.81	—	Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Randy E. Jones (incorporated by reference to Exhibit 1(c)(99.11) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.82	—	Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Daniel R. Sullivan (incorporated by reference to Exhibit 1(c)(99.12) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.83	—	Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Paul A. Miller (incorporated by reference to Exhibit 1(c)(99.13) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.84	—	Management Consulting Agreement dated as of December 21, 2000, among WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.14) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.85	—	CompManagement, Inc. Deferred Compensation Plan adopted December 21, 2000 (incorporated by reference to Exhibit 99.15 to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.87*	—	Security Capital Corporation's 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 1(4.) to the Registrant's Registration Statement on Form S-8 dated February 8, 2001).
10.88	—	Loan Agreement, dated as of April 5, 2002, among Primrose School Franchising Company, as Borrower, Primrose Holdings, Inc. and Security Capital Corporation, as Corporate Guarantors, and Bank One, N.A., as Lender (incorporated by reference to Exhibit 1 to the Registrant's Form 10-Q Quarterly Report dated March 31, 2002).

10.89	—	Unconditional Corporate Guaranty Agreement, dated as of April 5, 2002, between Security Capital Corporation and Bank One, N.A. (incorporated by reference to Exhibit 2 to the Registrant's Form 10-Q Quarterly Report dated March 31, 2002).
10.90	—	Fifth Amendment to Advisory Services Agreement, dated as of April 5, 2002, by and between Security Capital Corporation and Capital Partners, Inc. (incorporated by reference to Exhibit 3 to the Registrant's Form 10-Q Quarterly Report dated March 31, 2002).
10.91	—	Amended and Restated Management Advisory Services Agreement, dated as of April 5, 2002, between Jewel I, Inc. d/b/a Primrose Country Day School and Primrose School Franchising Company and Security Capital Corporation (incorporated by reference to Exhibit 4 to the Registrant's Form 10-Q Quarterly Report dated March 31, 2002).
10.92	—	Reimbursement Agreement, dated as of April 5, 2002, by and between Brian D. Fitzgerald, Security Capital Corporation and Primrose School Franchising Company (incorporated by reference to Exhibit 5 to the Registrant's Form 10-Q Quarterly Report dated March 31, 2002).
10.93	—	Guaranty Fee Agreement, dated as of April 5, 2002, by and between Security Capital Corporation and Brian D. Fitzgerald (incorporated by reference to Exhibit 6 to the Registrant's Form 10-Q Quarterly Report dated March 31, 2002).
10.94†	—	First Amendment to Loan Agreement, dated as of December 31, 2002, by and among Primrose School Franchising Company, Primrose Holdings, Inc., Security Capital Corporation, Brian D. Fitzgerald and Bank One, N.A.
21†	—	Subsidiaries of the Registrant.
23.1†	—	Consent of Ernst & Young LLP.
99.1†	—	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2†	—	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Filed herewith.

Signatures

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SECURITY CAPITAL CORPORATION
By	/s/ BRIAN D. FITZGERALD Brian D. Fitzgerald Chairman of the Board
Date: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	POSITION	DATE

/s/ BRIAN D. FITZGERALD Brian D. Fitzgerald	Chairman of the Board (Principal Executive Officer)	March 28, 2003
/s/ WILLIAM R. SCHLUETER William R. Schlueter	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ A. GEORGE GEBAUER A. George Gebauer	Vice Chairman	March 28, 2003
/s/ SAMUEL B. FORTENBAUGH Samuel B. Fortenbaugh	Director	March 28, 2003
/s/ JOHN H.F. HASKELL, JR. John H.F. Haskell, Jr.	Director	March 28, 2003
/s/ EDWARD W. KELLEY, JR. Edward W. Kelley, Jr.	Director	March 28, 2003
/s/ M. PAUL KELLY M. Paul Kelly	Director	March 28, 2003

CERTIFICATIONS

I, Brian D. Fitzgerald, certify that:

1.
I have reviewed this annual report on Form 10-K of Security Capital Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ BRIAN D. FITZGERALD Brian D. Fitzgerald President and Chief Executive Officer

I, William R. Schlueter, certify that:

1.
I have reviewed this annual report on Form 10-K of Security Capital Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

i.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

ii.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

iii.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

i.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

ii.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ WILLIAM R. SCHLUETER William R. Schlueter Vice President and Chief Financial Officer

INDEX TO EXHIBITS

        The documents required to be filed as exhibits to this Form 10-K are listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K is marked with an asterisk.

EXHIBIT NO.		DESCRIPTION OF DOCUMENT
3.1	—	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current Report dated June 22, 1990), and amendment thereto (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K Current Report dated February 23, 1994).
3.1A	—	Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1A to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).
3.1B	—	Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1B to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).
3.2	—	By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated June 22, 1990).
4.2	—	Reference is made to Exhibit 3.1.
10.7	—	Advisory Services Agreement dated as of April 27, 1990 and effective as of January 26, 1990, between Security Capital Corporation and Capital Partners, Inc. (incorporated by reference to Exhibit (10)(B) to the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 1991).
10.20	—	Registration Rights Agreement and Amendment to Stock Purchase Agreement dated as of March 28, 1994 among the Registrant, CP Acquisition and FGS, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-74680)).
10.23	—	Loan and Security Agreement dated as of December 31, 2001 (loan funds drawn on January 3, 2002) among Possible Dreams Ltd. and LaSalle Business Credit Inc. (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K Annual Report dated December 31, 2001).
10.24	—	Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.25	—	Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).
10.26	—	Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 3 to the Registrant's Form 8-K Current Report dated May 17, 1996).

10.27	—	Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1996).
10.28	—	Credit Agreement dated as of May 17, 1996 among Possible Dreams, P.D. Holdings, Inc., a Delaware corporation ("Holdings"), the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.29	—	Warrant dated May 17, 1996 from Possible Dreams to NationsCredit (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.30	—	Warrantholders Rights Agreement dated as of May 17, 1996 among Possible Dreams, Holdings, Security Capital Corporation ("Security Capital"), Warren Stanley and Arnold Lee and NationsCredit (incorporated by reference to Exhibit 6 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.31	—	Security Capital Pledge and Guarantee Agreement dated as of May 17, 1996 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 7 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.32	—	Holdings Pledge Agreement dated as of May 17, 1996 among Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 8 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.33	—	Investors Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 9 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.34	—	Sellers Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.38	—	First Amendment to Advisory Services Agreement dated as of May 17, 1996 by and between Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 14 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.39	—	Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 15 to the Registrant's Form 8-K Current Report dated May 17, 1996).
10.40	—	Asset Purchase Agreement dated as of June 27, 1997 by and among Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation (the "Seller"), Pumpkin Ltd., a Delaware corporation ("Pumpkin"), Pumpkin Masters Holdings, Inc., a Delaware corporation ("Pumpkin Holdings"), and the Registrant (incorporated by reference to Exhibit 1©(1) to the Registrant's Form 8-K Current Report dated June 27, 1977).
10.41	—	Credit Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Lenders referred to therein and NationsCredit Commercial Corporation ("NationsCredit"), as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.42	—	Warrant dated June 27, 1997 from Pumpkin to NationsCredit (incorporated by reference to Exhibit 1(c)(3) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.43	—	Warrantholders Rights Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Registrant, Seller and NationsCredit (incorporated by reference to Exhibit 1(c)(4) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.44	—	Company Security Agreement dated as of June 27, 1997 between Pumpkin and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.45	—	Pumpkin Holdings Pledge Agreement dated as of June 27, 1997 between Pumpkin Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(6) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.46	—	Security Capital Pledge and Guarantee Agreement dated as of June 27, 1997 between the Registrant and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.47	—	Security Capital Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.48	—	Investors Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.49	—	Seller Subordination Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(10) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.50	—	Stockholders' Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings and Gay Burke (incorporated by reference to Exhibit 1(c)(11) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.51		Loan and Security Agreement dated June 13, 2001 between Pumpkin and LaSalle Business Credit (incorporated by reference to Exhibit 10.51 to the Registrant's Form 10-K Annual Report dated December 31, 2001).
10.55	—	Advisory Services Agreement dated June 27, 1997, by and between Pumpkin and the Registrant (incorporated by reference to Exhibit 1(c)(16) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.56	—	Second Amendment to Advisory Services Agreement dated June 27, 1997 by and between the Registrant and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(17) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.57	—	Joinder Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and the Registrant to Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and the Registrant (incorporated by reference to Exhibit 1(c)(18) to the Registrant's Form 8-K Current Report dated June 27, 1997).

10.61	—	Stock Purchase Agreement, dated as of April 6th, 1999, by and among Primrose Holdings, Inc., a Delaware corporation ("Holdings"), Security Capital Corporation, a Delaware corporation ("Security Capital"), Paul L. Erwin Grantor Retained Annuity Trust (together with Paul L. Erwin, the "Shareholders") Registrant (incorporated by reference to Exhibit 1(c)(1) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.62	—	Credit Agreement, dated as of April 6th, 1997, among Primrose School Franchising Company, ("Primrose"), Holdings, the Lenders referred to therein and Canadian Imperial Bank of Commerce ("CIBC"), as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.63	—	Warrant Agreement, dated as of April 6th, 1999 between Security Capital and CIBC (incorporated by reference to Exhibit 1(c)(3) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.65	—	Management Advisory Services Agreement, dated as of April 6th, 1999, by and among Primrose, Metrocorp, Country Day and Security Capital (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.66	—	Third Amendment to Advisory Services Agreement, dated April 6th, 1999, by and between Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(6) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.67	—	Tax Sharing Joinder Agreement, dated April 6th, 1999, among Holdings, Primrose, Metrocorp, Country Day and Security Capital to Consolidated Income Tax Sharing Agreement, dated as of April 17th, 1996, among Possible Dreams, Ltd., P.D. Holdings, Inc. and Security Capital (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.68	—	Lease Agreement, dated April 6th, 1999 by and between Erwin Family Partnership, LLLP and Primrose (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.69	—	Lease Agreement, dated April 6th, 1999 by and between Paul L. Erwin and Country Day (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.70	—	Stockholders' Agreement dated as of December 21, 2000, by and among Security Capital, WC Holdings, Inc. ("WC Holdings"), HP Acquisition, Health Power, CompManagement, Inc. ("CMI"), CompManagement Health Systems, Inc. ("CHS"), M&N Enterprises, Inc. ("M&NE"), M&N Risk Management, Inc. ("M&NRM") (CMI, CHS, M&NE and M&NRM being collectively referred to with Health Power as the "Companies"), Robert J. Bossart, Jonathan R. Wagner, Richard T. Kurth, Randy E. Jones, Daniel R. Sullivan and Paul A. Miller (incorporated by reference to Exhibit 1(c)(4.1) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.71	—	Loan Agreement dated as of December 21, 2000, among each of the Companies, as borrowers, WC Holdings, as guarantor, and Bank One, N.A. ("Bank One"), as lender (incorporated by reference to Exhibit 1(c)(99.1) to the Registrant's Form 8-K Current Report dated December 21, 2000).

10.72	—	Note Purchase Agreement dated as of December 21, 2000, among WC Holdings, as borrower, each of the Companies, as a guarantor, and Banc One Mezzanine Corporation ("Banc One Mezzanine"), as purchaser (incorporated by reference to Exhibit 1(c)(99.2) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.73	—	Intercreditor and Subordination Agreement dated as of December 21, 2000, among the Companies, WC Holdings, Bank One and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.3) to the registrant's Form 8-K Current Report dated December 21, 2000).
10.74	—	Capital Contribution Agreement dated as of December 21, 2000, between Security Capital and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.4) to the Registrant's Form 8-K Current report dated December 21, 2000).
10.75	—	Tax Allocation Agreement dated as of December 21, 2000, among Security Capital, WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.5) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.76	—	Management Advisory Services Agreement dated as of December 21, 2000, among each of the Companies and Security Capital (incorporated by reference to Exhibit 1(c)(99.6) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.77	—	Fourth Amendment to Advisory Services Agreement dated as of December 21, 2000 between Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(99.7) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.78	—	Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Robert J. Bossart (incorporated by reference to Exhibit 1(c)(99.8) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.79	—	Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Jonathan R. Wagner (incorporated by reference to Exhibit 1(c)(99.9) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.80	—	Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Richard T. Kurth (incorporated by reference to Exhibit 1(c)(99.10) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.81	—	Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Randy E. Jones (incorporated by reference to Exhibit 1(c)(99.11) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.82	—	Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Daniel R. Sullivan (incorporated by reference to Exhibit 1(c)(99.12) to the Registrant's Form 8-K Current Report dated December 21, 2000).

10.83	—	Employment Agreement effective as of December 21, 2000, among WC Holdings, Health Power, CMI, CHS and Paul A. Miller (incorporated by reference to Exhibit 1(c)(99.13) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.84	—	Management Consulting Agreement dated as of December 21, 2000, among WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.14) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.85	—	CompManagement, Inc. Deferred Compensation Plan adopted December 21, 2000 (incorporated by reference to Exhibit 99.15 to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.87*	—	Security Capital Corporation's 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 1(4.) to the Registrant's Registration Statement on Form S-8 dated February 8, 2001).
10.88	—	Loan Agreement, dated as of April 5, 2002, among Primrose School Franchising Company, as Borrower, Primrose Holdings, Inc. and Security Capital Corporation, as Corporate Guarantors, and Bank One, N.A., as Lender (incorporated by reference to Exhibit 1 to the Registrant's Form 10-Q Quarterly Report dated March 31, 2002).
10.89	—	Unconditional Corporate Guaranty Agreement, dated as of April 5, 2002, between Security Capital Corporation and Bank One, N.A. (incorporated by reference to Exhibit 2 to the Registrant's Form 10-Q Quarterly Report dated March 31, 2002).
10.90	—	Fifth Amendment to Advisory Services Agreement, dated as of April 5, 2002, by and between Security Capital Corporation and Capital Partners, Inc. (incorporated by reference to Exhibit 3 to the Registrant's Form 10-Q Quarterly Report dated March 31, 2002).
10.91	—	Amended and Restated Management Advisory Services Agreement, dated as of April 5, 2002, between Jewel I, Inc. d/b/a Primrose Country Day School and Primrose School Franchising Company and Security Capital Corporation (incorporated by reference to Exhibit 4 to the Registrant's Form 10-Q Quarterly Report dated March 31, 2002).
10.92	—	Reimbursement Agreement, dated as of April 5, 2002, by and between Brian D. Fitzgerald, Security Capital Corporation and Primrose School Franchising Company (incorporated by reference to Exhibit 5 to the Registrant's Form 10-Q Quarterly Report dated March 31, 2002).
10.93	—	Guaranty Fee Agreement, dated as of April 5, 2002, by and between Security Capital Corporation and Brian D. Fitzgerald (incorporated by reference to Exhibit 6 to the Registrant's Form 10-Q Quarterly Report dated March 31, 2002).
10.94†	—	First Amendment to Loan Agreement, dated as of December 31, 2002, by and among Primrose School Franchising Company, Primrose Holdings, Inc., Security Capital Corporation, Brian D. Fitzgerald and Bank One, N.A.
21†	—	Subsidiaries of the Registrant.
23.1†	—	Consent of Ernst & Young LLP.
99.1†	—	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2†	—	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Filed herewith.