Form 10-Q
period 2003-03-31
SECURITY CAPITAL CORP/DE/
filed 2003-05-15
CIK 314340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒.

As of May 12, 2003, there were 6,450,587 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Security Capital Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)	(Note 1)
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$8,023	$6,412
Accounts receivable (less allowances for doubtful accounts of $1,451 and $1,134, respectively)	14,320	12,902
Inventories	5,494	4,880
Deferred income taxes	1,216	1,181
Other current assets	1,580	1,493
Total current assets	30,633	26,868
Property and equipment (less accumulated depreciation of $5,199 and $4,776, respectively)	5,248	5,468
Goodwill (less accumulated amortization of $4,806 and $4,806, respectively)	55,448	55,448
Franchise agreements (less accumulated amortization of $1,657 and $1,553, respectively)	7,093	7,197
Other intangible assets (less accumulated amortization of $2,104 and $1,934, respectively)	2,857	2,994
Deferred income taxes	1,676	1,983
Other assets	262	270
Total assets	$103,217	$100,228
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other obligations	$10,701	$13,440
Accounts payable	3,770	3,668
Accrued expenses and other liabilities	10,520	9,709
Unearned revenues	17,436	13,385
Notes payable	5,132	3,931
Total current liabilities	47,559	44,133
Long-term debt	16,623	17,705
Other long-term obligations	887	907
Total liabilities	65,069	62,745
Minority interests	3,822	3,537
Redeemable convertible preferred stock (liquidation value – $5,000), $.01 par value, 2,500,000 shares authorized; 500,000 shares issued and outstanding	3,377	3,268
Stockholders’ equity:
Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	66,018	66,127
Accumulated deficit	(35,049)	(35,429)
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	30,949	30,678
Total liabilities and stockholders’ equity	$103,217	$100,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002 (as restated, see Note 1)
	(in thousands except per share amounts)
Revenues:
Employer cost containment and health services	$18,137	$15,268
Seasonal products	2,451	2,894
Educational services	2,210	2,275
Total revenues	22,798	20,437
Cost of revenues:
Employer cost containment and health services	1,965	1,568
Seasonal products	1,288	1,744
Educational services	384	373
Total cost of revenues	3,637	3,685
Gross profit	19,161	16,752
Selling, general and administrative expenses	16,660	13,605
Amortization and depreciation	691	711
Operating income	1,810	2,436
Interest expense	(681)	(1,235)
Other income (expense)	33	(33)
Income before income taxes, minority interests and cumulative effect of change in accounting principle	1,162	1,168
Income tax expense	(497)	(548)
Minority interests in income of consolidated subsidiaries	(285)	(172)
Income before cumulative effect of change in accounting principle	380	448
Cumulative effect of change in accounting principle (net of income tax benefit of $2,420)	—	(3,402)
Net income (loss)	380	(2,954)
Less: preferred stock accretion	(109)	(95)
Income available (loss attributable) to common stockholders	$271	$(3,049)

Basic earnings per common share before cumulative effect of change in accounting principle	$0.04	$0.05
Cumulative effect of change in accounting principle	$—	$(0.52)
Basic earnings (loss) per common share after cumulative effect of change in accounting principle	$0.04	$(0.47)

Diluted earnings per common share before cumulative effect of change in accounting principle	$0.03	$0.04
Cumulative effect of change in accounting principle	$—	$(0.51)
Diluted earnings (loss) per common share after cumulative effect of change in accounting principle	$0.03	$(0.47)
Basic weighted average shares used in computation	6,451	6,451
Diluted weighted average shares used in computation	6,530	6,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002 (as restated, see Note 1)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$380	$(2,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle (net of tax)	—	3,402
Deferred income taxes	274	632
Warrant (income) expense	—	169
Amortization	274	290
Depreciation	514	536
Minority interest in income of consolidated subsidiaries	285	172
Unrealized gain on derivatives	(20)	(109)
Changes in operating assets and liabilities:
Accounts receivable	(1,410)	(1,639)
Inventories	(614)	(337)
Other current assets	(87)	(150)
Accounts payable, accrued expenses and other liabilities	4,965	5,769
Net cash provided by operating activities	4,561	5,781

Cash flows from investing activities:
Capital expenditures	(294)	(368)
Acquisition of intangible assets	(35)	(15)
Net cash used in investing activities	(329)	(383)

Cash flows from financing activities:
Proceeds from long-term borrowings	1,000	3,300
Repayments of long-term borrowings	(4,756)	(11,665)
Payments of capital leases	(66)	(22)
Proceeds from lines of credit	4,951	—
Repayment of lines of credit	(3,750)	(3,175)
Deferred financing costs incurred	—	(227)
Net cash used in financing activities	(2,621)	(11,789)

Increase (decrease) in cash and cash equivalents	1,611	(6,391)
Cash and cash equivalents, beginning of period	6,412	11,562
Cash and cash equivalents, end of period	$8,023	$5,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to Condensed Consolidated March 31, 2003 Financial Statements (unaudited)

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

Due to the seasonality of the seasonal products segment, the interim results of Security Capital Corporation (“Security Capital”) and its four portfolio subsidiaries (together with Security Capital, referred to as the “Company”) are not indicative of full year results.  Also, working capital levels for this segment historically fluctuate substantially during different times of the year.  The seasonal products segment ships products throughout the year, with approximately 60% of its shipments in the third quarter, and provides extended payment terms to some of its customers for seasonal merchandise.  Accordingly, this segment collects a substantial portion of its accounts receivable in the fourth calendar quarter.  As a result of this seasonal pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters.  Also due to this seasonal pattern, the seasonal products segment has higher working capital needs in the first and second quarters of the year with higher borrowing levels during these same quarters as the segment funds its inventory build-up.  This segment experiences greater cash availability in the fourth calendar quarter.

The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of Security Capital Corporation on Form 10-K for the year ended December 31, 2002.

The Company has restated its Condensed Consolidated Statements of Operations and its Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 to reflect the cumulative effect of a change in accounting principle recorded in 2002. During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142.  The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002.  The second step measured the amount of the impairment.  An impairment was recognized in the seasonal products segment, and the impairment charge (net of tax benefit) which was determined during the fourth quarter of 2002 has been reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142.

(2)  Organization And Description of Business

Security Capital operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments.  Currently, Security Capital has four portfolio operating subsidiaries, known as WC Holdings, Pumpkin, Possible Dreams and Primrose.  WC Holdings is a 100%-owned subsidiary that owns an 80% equity interest in Health Power, Inc., which provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  Health Power’s activities are primarily centered in Ohio, Virginia, Maryland and, to a lesser extent, in other Middle Atlantic states, Indiana and Washington.    As the result of a December 31, 2002 transaction whereby the 20% minority shareholders’ stake in Pumpkin was purchased by the Company, Pumpkin became a 100%-owned subsidiary.  Pumpkin is in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories.  Pumpkin distributes its products primarily throughout the United States and also in Canada.  Possible Dreams is a 100%-owned subsidiary that operates as a designer, importer and distributor of giftware and collectible figurines.  Possible Dreams distributes its products throughout the United States.  Primrose is a 98.5%-owned subsidiary involved in the franchising of educational child care centers.  Primrose also operates one child care center.  Primrose schools are located throughout the United States except in the Northeast and Northwest.

 (3)  Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as set forth in Note 2 of the Company’s December 31, 2002 Form 10-K.  In accordance with the provisions of Statements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), which are effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002, the Company is herein providing in this “Significant Accounting Policies” note the requisite disclosure of the effects of its policy with respect to stock-based employee compensation on reported net income and earnings per share.

The disclosures with respect to the aggregate effect of all subsidiary and Security Capital stock options as required by SFAS 148 are set forth below:

	For the Three Months Ended March 31,
	2003	2002

Income available (loss attributable) to common stockholders, as reported	$271	$(3,049)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	—	—

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards granted since January 1995, net of related tax effects and minority interest	(220)	(197)

Pro forma income available (loss attributable) to common stockholders	$51	$(3,246)

Earnings (Loss) Per Common Share

Basic - as reported	$0.04	$(0.47)

Basic - pro forma	$0.01	$(0.50)

Diluted - as reported	$0.03	$(0.47)

Diluted - pro forma	$(0.01)	$(0.50)

Pro forma information regarding income available to common stockholders and earnings per share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

(4)  Inventories

	March 31, 2003	December 31, 2002
	(in thousands)

Finished goods	$4,581	$4,632
Raw materials	913	248

Total	$5,494	$4,880

(5)  Other Income (Expense)

	For the Three Months Ended March 31,
	2003	2002
	(in thousands)
Interest income	$14	$22
Warrant expense	—	(169)
Gain on derivatives	20	109
Other income (expense)	(1)	5

Total	$33	$(33)

(6)  Earnings Per Share

Diluted earnings per share reflect per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. The following reconciles amounts reported in the condensed financial statements:

	For the Three Months Ended March 31,
	2003	2002 (restated)
	(in thousands, except share and per share amounts)
Diluted Earnings:

Income available (loss attributable) to common stockholders	$271	$(3,049)
Subsidiary stock options	(90)	(81)
Diluted earnings (loss) after cumulative effect of change in accounting principle	181	(3,130)
Eliminate cumulative effect of change in accounting principle	—	3,402
Diluted earnings before cumulative effect of change in accounting principle	$181	$272

Diluted Weighted Average Shares Outstanding: Common stock	6,451	6,451
Security Capital and subsidiary stock options	79	245
Diluted weighted average shares outstanding	6,530	6,696

Diluted earnings per common share before cumulative effect of change in accounting principle	$0.03	$0.04

Diluted earnings (loss) per common share after cumulative effect of change in accounting principle	$0.03	$(0.47)

For the three-month periods ended March 31, 2003 and 2002, 500,000 shares of zero coupon redeemable convertible preferred stock, which were convertible into 500,000 common shares, were excluded from the computation of diluted earnings per share (“EPS”) because their inclusion as converted had an antidilutive effect on EPS.  In addition, certain subsidiary options were excluded from the computation of diluted EPS for the three-month periods ended March 31, 2003 and 2002 because their inclusion would have had an antidilutive effect on consolidated EPS.  For the three months ended March 31, 2003, Security Capital options to purchase 309,000 shares of Class A common stock at exercise prices ranging from $9.65 to $12.69 were not included in the computation of dilutive EPS because the options’ exercise prices were greater than the average market price of the Class A common stock.  For the three months ended March 31, 2002, Security Capital options to purchase 285,000 shares of Class A common stock at exercise prices ranging from $10.31 to $12.69 were not included in the computation of dilutive EPS because the options’ exercise prices were greater than the average market price of the Class A common stock.

(7)  Segment Disclosure

The Company has three reportable segments. The employer cost containment and health services segment consists of WC Holdings which, through its subsidiary Health Power, provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  The seasonal products segment consists of Pumpkin and Possible Dreams.  This segment’s activities principally are in the design and distribution of Halloween-oriented pumpkin carving kits and related accessories and the design, importing and distribution of giftware and collectible figurines.  The educational services segment consists of Primrose.  This segment’s activities are in the franchising of educational child care centers, with related activities in real estate consulting and site selection services.   Management evaluates performance of its segments based upon segment income, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense, management fees, other income (expense) and cumulative effect of change in accounting principle.  Segment income (as defined) is used to evaluate performance because the Company believes segment income (as defined) is a financial indicator of value and ability to incur and service debt and, adjusted for capital expenditures, is a simple measure of the Company’s ability to generate operating cash flow.  It is also one method by which the Company evaluates and values potential acquisition candidates and by which the Company values its current subsidiaries. Segment income (as defined) is not a substitute for operating income or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States.  The accounting policies of the segments are the same as those described in Note 1.  There are no intersegment sales.  During the three months ended March 31, 2003, a non-recurring expense of $114 was incurred in the seasonal products segment for warehouse relocation costs at the Pumpkin subsidiary.

	For the Three Months Ended March 31,
	2003	2002 (restated)
	(in thousands)
Revenues from external customers:
Employer cost containment and health services	$18,137	$15,268
Seasonal products	2,451	2,894
Educational services	2,210	2,275
Total revenues	$22,798	$20,437

Segment income:
Employer cost containment and health services	$3,220	$3,530
Seasonal products	(1,314)	(1,210)
Educational services	1,061	1,205
Total segment income	$2,967	$3,525

Reconciliation to net income (loss):
Amortization and depreciation	(691)	(711)
Interest expense	(681)	(1,235)
Income tax expense	(497)	(548)
Minority interest	(285)	(172)
Corporate, management fee and other expenses	(466)	(378)
Other income (expense)	33	(33)
Cumulative effect of change in accounting principle (net of income tax benefit of $2,420)	—	(3,402)
Net income (loss)	$380	$(2,954)

	March 31, 2003	December 31, 2002
	(in thousands)
Segment assets:
Employer cost containment and health services	$51,926	$46,559
Seasonal products	19,292	22,542
Educational services	27,712	27,278
Corporate and other	4,287	3,849
Total assets	$103,217	$100,228

(8)  Income Taxes

The Company has recorded income tax (expense) benefit at a rate of 43% and 47% for the three month periods ended March 31, 2003 and 2002, respectively, representing the Company’s estimate of the annual effective income tax rate.  The decline in the effective income tax rate for the first three months of 2003 as compared with the comparable period of the prior year is attributable to the fact that non-deductible bank warrant expense was recorded in the three months ended March 31, 2002 and no comparable warrant expense was recorded in the three months ended March 31, 2003.

(9)  Debt

In February 2003, pursuant to an amendment to its existing loan agreement with Bank One N.A. which was executed in late December 2002 but not funded until February 2003, WC Holdings raised an additional $1,000 in term debt.  This $1,000 related to the October 1, 2002 Barron Risk Management, Inc. acquisition which had been funded by the Bank One revolving facility at that time.  This $1,000 term debt was added to the term indebtedness already existing, and the maximum availability under the revolving facility was left unchanged from the existing $7,000 line of credit. This additional amount of $1,000 term indebtedness carries an interest rate of prime minus ½% or Eurodollar plus 2 ¼%.  Principal payments are in accordance with the existing amortizing term debt — payable in monthly installments through January 2005.

On February 25, 2003, the terms of the Pumpkin note with LaSalle Business Credit dated June 13, 2001 were amended to adjust the net worth covenants to reflect the changes to the entity’s equity which would occur as a result of a proposed dividend from Pumpkin Ltd. to its parent, Pumpkin Masters Holdings, Inc., to fund the purchase of all 200 shares of minority interest in Pumpkin Masters Holdings, Inc.  This transaction was consummated by the issuance of a note for the full amount payable of $2,352 in December 2002 and is discussed in detail in Note 3 to the financial statements included in the Company’s December 31, 2002 Annual Report on Form 10-K.  In March 2003, the dividend in the amount of $2,393 from Pumpkin Ltd. to its parent, Pumpkin Masters Holdings, Inc., was paid, allowing this note together with accrued interest to be paid in full.

At March 31, 2003, Possible Dreams was not in compliance with its minimum EBITDA (as defined), minimum fixed charge coverage ratio and maximum leverage ratio covenants.  No waiver was pursued because of foreseeable covenant violations in the next four quarters.  Consequently, all Possible Dreams’ term debt was classified as a current liability.  Also, subsequent to March 31, 2003, Possible Dreams failed to make the payment to its lender of principal and interest which was due in early May.     However, discussions with the lender have taken place, and various resolutions of this matter are being considered.  Remedies upon an event of default under the agreement include a right of the lender to take possession of any or all of the collateral as defined under the agreement.  These conditions raise substantial doubt about Possible Dreams’ ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that Possible Dreams will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty.  At December 31, 2002, the Report of Possible Dreams’ Independent Auditors expressed substantial doubt about Possible Dreams’ ability to continue as a going concern.  As of March 31, 2003 and December 31, 2002, the Company’s investment in Possible Dreams was a negative $984 and a negative $577, respectively.  The debt at Possible Dreams is neither cross-collateralized nor guaranteed by the Company or any other subsidiary of the Company.  Accordingly, the possible inability of Possible Dreams to continue as a going concern should have no significant impact upon the remainder of the Company, its continuity of operations, or its liquidity.  However, given the borrowing base restrictions on Possible Dreams’ revolving line of credit and Possible Dreams’ loan covenant violations, the Company may elect, though is not required, to fund some portion of the seasonal working capital cash needs at Possible Dreams.

Management expects to be in compliance with the covenants on all other debt for the foreseeable future. Borrowings under the bank credit agreements are secured by a pledge of substantially all of the Company’s assets as well as a pledge of the Company’s share ownerships in the subsidiaries.

(10)  Subsidiary Stock Options

Primrose – Options to acquire a total of 525 shares of Primrose at $701.51 per share (market value at date of grant) were issued on January 1, 2003 to three subsidiary employees.  These options vest over a three-year period with 40% being immediately exercisable on the date of grant and an additional 20% per year vesting on each of the three successive anniversary dates of the grant.  The options may be settled in either Primrose stock or in Security Capital stock, or the Company, but not the holders, has the right to settle the options in cash.  If all outstanding Primrose options, inclusive of these, had been exercised for Primrose shares at March 31, 2003, the Company’s ownership share of Primrose would have been 90.8%.  It is currently 98.5%.

(11)  Related Party Transactions

On January 1, 2003, the Company entered into an Advisory Services Agreement (the “new agreement”) with Capital Partners, Inc. (“CPI”), a shareholder of the Company.  CPI and its affiliates and principals owned 83% of the Company’s common shares at both March 31, 2003 and December 31, 2002.  The new agreement replaces the Advisory Services Agreement dated as of January 26, 1990 (the “prior agreement”) between the Company and CPI which was terminated effective as of January 26, 2003, but with no services performed or fees payable under the prior agreement subsequent to December 31, 2002.  Under the new agreement, CPI provides to the Company certain advisory services and management services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy.  Under the terms of the new agreement, the Company is required to pay CPI compensation at the rate of $1,250 per annum, subject to adjustment upon the occurrence of any material unforeseen event, and which agreement is terminable by either CPI or the Company as of any December 31 upon not less than 60 days’ prior written notice to the other.  The advisory and management services fees under the terms of the new agreement are considered by management to be reasonable estimates of the salaries and other costs paid or incurred by CPI and allocable to the advisory services and management services provided by CPI to the Company.  In addition, the Company has agreed to pay fees to CPI with respect to acquisitions presented to the Company by CPI at usual and customary rates for investment banking fees for transactions of similar size and complexity.  CPI is under no obligation to present to the Company any or all acquisition candidates of which it becomes aware.  Fees paid to CPI are generally subordinate to the rights of the lenders to the Company.  Amounts due to CPI were $306 and $39 at March 31, 2003 and December 31, 2002, respectively.

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

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company has restated its financial statements for the three months ended March 31, 2002 to record the cumulative effect of a change in accounting principle upon the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142).  The accompanying discussion gives effect to that restatement.

Results of Operations

The Company reported net income of $380,000 for the three months ended March 31, 2003. This compares to income before cumulative effect of change in accounting principle of $448,000 and a net loss of $(2,954,000) for the three months ended March 31, 2002.  During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142, and an impairment was recognized in the seasonal products segment.  The impairment charge of $3,402,000 (net of tax benefit) was reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142.  There was no cumulative effect of change in accounting principle in 2003. The Company reported basic and diluted earnings per common share of $0.04 and $0.03, respectively, for the three months ended March 31, 2003, as compared to basic and diluted earnings per common share before cumulative effect of change in accounting principle of $0.05 and $0.04, respectively, and basic and diluted loss per common share after cumulative effect of change in accounting principle of $(0.47) and $(0.47), respectively, for the three months ended March 31, 2002.

Revenues increased by $2,361,000 or 12% to $22,798,000 for the three months ended March 31, 2003, as compared to the same period of the prior year.  This increase was primarily due to the $2,869,000 or 19% increase in the employer cost containment and health services segment revenues resulting from the inclusion of revenues from the Barron operations in Texas acquired in late 2002 and the addition of the City of Baltimore workers’ compensation administration contract signed in September 2002 as well as the addition of some large volume clients late in the first quarter of 2002 and revenue generated from new insurance service products introduced after the first quarter of 2002.

The Company’s seasonal products segment’s revenues decreased by $443,000 or 15% to $2,451,000 for the three months ended March 31, 2003, as compared to the same period of the prior year.  Although the first quarter is the seasonal products segment’s traditionally slowest quarter, the current year’s performance was weaker than the first quarter period last year due to Possible Dreams’ poor performance attributable to the continuing general malaise engulfing the retail trade, particularly its primary customer group, independent gift shops, coupled with the loss of two key customers during the third quarter of 2002.

The Company’s educational segment’s revenues decreased by $65,000 or 3% to $2,210,000, for the three months ended March 31, 2003, as compared to the same period of the prior year, primarily due to fewer new school openings this quarter compared to the comparable period of last year, resulting in lower franchise fee revenue, and to lower revenues from the new company-owned school.  In May of 2002, the former company-owned school was closed, and in the first quarter of 2003, a new company-owned school was opened.  When comparing the results of the company-owned schools between the first quarter of 2003 and the first quarter of 2002, lower revenues resulted from fewer operating days and less enrollment in the first quarter of 2003 as compared to the comparable period in 2002.  The new school is not yet at full enrollment, and it was not open for the entire first quarter of 2003.  These decreases were, however, almost fully offset by increases in royalty revenue related to increases in the size of this segment’s franchise network.  Total royalty revenue of the educational segment earned from system revenues increased $309,000 or 18% to $1,983,000 for the three months ended March 31, 2003, as compared to the same period of the prior year, due to same school revenue increases and the revenue contribution made by the six new schools opened since March 31, 2002.  As an additional performance measure of the increasing success of the educational services segment’s concept, the Company monitors the revenues generated by its franchisees. Total education system revenue, or gross revenue of all educational-based child care center franchises, increased $4,321,000 or 18% to $28,449,000 for the three months ended March 31, 2003, as compared to the same period of the prior year.  This increase was generated as a result of a 6% increase in the number of educational-based childcare centers, which was 107 and 101 as of March 31, 2003 and 2002, respectively.

Selling, general and administrative expense increased by $3,055,000 or 22% to $16,660,000 for the three months ended March 31, 2003, as compared to the same period of the prior year, almost entirely due to increases in the employer cost containment and health services segment resulting from additional expense directly associated with the start-up of new revenue streams from the Texas operations (acquired from Barron in late 2002), the City of Baltimore contract and the opening of the Atlanta office (occurring in September and October 2002, respectively) and to initial expenses relating to support of a national sales initiative.

During the three months ended March 31, 2003, a non-recurring expense of $114,000 was incurred in the seasonal products segment for warehouse relocation costs at the Pumpkin subsidiary.  This cost is included in selling, general and administrative expense.

Amortization and depreciation expense decreased by $20,000 or 3% to $691,000 for the three months ended March 31, 2003, as compared to the same period of the prior year, primarily due to lower depreciation in the employer cost containment and health services segment due, in turn, to certain office furniture and equipment in the main Ohio offices being fully depreciated by the end of 2002.

Interest expense decreased by $554,000 or 45% to $681,000 for the three months ended March 31, 2003, as compared to the same period of the prior year. The employer cost containment and health services segment’s interest expense decreased by $459,000 and the educational services segment’s interest expense declined by $97,000 due to interest savings resulting from the prepayment of the employer cost containment and health services segment’s subordinated debt (carrying a 20% per annum interest rate) on February 28, 2002 and the refinancing of the educational services segment’s debt on April 5, 2002.

Seasonality

The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. The seasonal segment for the two previous years received orders representing approximately 32% and 42% of its annual bookings during the first and second quarters, respectively. It ships products throughout the year, with approximately 60% of its shipments in the third quarter. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, the seasonal products’ segment has had greater working capital needs in the first and second calendar quarters and has experienced greater cash availability in its fourth calendar quarter. As a result of this seasonal pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters. The Company expects this seasonal pattern to continue for the foreseeable future. The seasonal products segment has historically financed its operations through internally-generated cash flow and short term seasonal borrowings.

Liquidity and Capital Resources

Cash and cash equivalents increased by $1,611,000 from $6,412,000 at December 31, 2002 to $8,023,000 at March 31, 2003. The employer cost containment and health services segment’s cash increased by $3,267,000 primarily due to cash receipts related to the Third Party Administrator group rating program.  The seasonal products segment’s cash decreased by $2,722,000 resulting from the full payment of the amount owing on the note issued in December 2002 to effect the purchase of the 20% stake that the minority interest shareholders had held in Pumpkin Masters Holdings.  Cash increased in the educational services segment by $398,000 due primarily to franchise awards granted during the first quarter.

The Company’s consolidated working capital increased by $339,000 or 2% from a negative of $17,265,000 at December 31, 2002 to a negative of $16,926,000 at March 31, 2003.  The employer cost containment and health services segment’s working capital increased by $1,724,000 inclusive of its $3,267,000 increase in cash noted above coupled with a $2,182,000 increase in accounts receivable.  These increases were offset by the $3,815,000 increase in its unearned revenue liability due to its recording of unearned revenues as cash is received, which occurs primarily during the fourth quarter and into the early part of the first quarter of each year, and which are recognized in income as earned over the balance of the year. The seasonal products segment’s working capital decreased by $1,115,000 as the continuing impact of the depressed conditions in its primary market segment, independent gift shops, has slowed collection of receivables and resulted in an increase in the use of its revolving facility to fund its working capital requirements.

The Company, in aggregate, maintains four revolving lines of credit, with a total of $5,132,000 outstanding and a total of $8,048,000 additional availability (net of borrowing base restrictions) at March 31, 2003.   The Company’s employer cost containment-related services segment maintains a $7,000,000 revolving line of credit, which had no balance outstanding and $7,000,000 available at March 31, 2003. The seasonal products segment, in aggregate, maintains two revolving lines of credit, which had combined balances of $4,532,000 outstanding and $648,000 additional availability (net of borrowing base restrictions) at March 31, 2003.  This segment’s amounts outstanding under its revolving lines of credit will continue to increase through the third quarter due to this segment’s seasonal pattern.  The Company’s educational services segment maintains a $1,000,000 revolving line of credit, which had a balance of $600,000 outstanding and $400,000 available at March 31, 2003.  Borrowings under the revolving lines of credit are limited to a borrowing base, as defined in the notes to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which could restrict availability.

Total term debt, inclusive of capital lease obligations, decreased by $3,821,000 from $31,145,000 at December 31, 2002 to $27,324,000 at March 31, 2003, due to scheduled payments on all term debt, the payment of the note owing with respect to the purchase of the 20% stake held by minority shareholders in Pumpkin Holdings (see Note 9 to the condensed consolidated financial statements in this Report on Form 10-Q) as offset by the $1,000,000 increase in term debt in the employer cost containment and health services segment to finance the October 1, 2002 Barron Risk Management, Inc. acquisition which had been funded by borrowings at that time under that segment’s revolving facility.  Term debt in the aggregate carried an approximate 6.27% weighted average borrowing rate at March 31, 2003 and an approximate 6.04% weighted average borrowing rate for the three month period ended March 31, 2003.  Borrowing rates for the comparable period of the prior year were a 6.29% weighted average borrowing rate at March 31, 2002 and an approximate 7.30% weighted average borrowing rate for the three month period ended March 31, 2002.  Current maturities of term debt, inclusive of current capital lease obligations, were $10,701,000 at March 31, 2003.

The term debt has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratios, interest coverage ratios, fixed charge ratios and maximum lease expenses.

At March 31, 2003, Possible Dreams was not in compliance with its minimum EBITDA (as defined), minimum fixed charge coverage ratio and maximum leverage ratio covenants.  No waiver was pursued because of foreseeable covenant violations in the next four quarters.  Consequently, all Possible Dreams’ term debt was classified as a current liability. Also, subsequent to March 31, 2003, Possible Dreams failed to make the payment to its lender of principal and interest which was due in early May.  However, discussions with the lender have taken place, and various resolutions of this matter are being considered.  Remedies upon an event of default under the agreement include a right of the lender to take possession of any or all of the collateral as defined under the agreement.  These conditions raise substantial doubt about the Possible Dreams’ ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that Possible Dreams will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty.  At December 31, 2002, the Report of Possible Dreams’ Independent Auditors expressed substantial doubt about Possible Dreams’ ability to continue as a going concern.  As of March 31, 2003 and December 31, 2002, the Company’s investment in Possible Dreams was a negative $984,000 and a negative $577,000, respectively.  The debt at Possible Dreams is neither cross-collateralized nor guaranteed by the Company or any other subsidiary of the Company.  Accordingly, the possible inability of Possible Dreams to continue as a going concern should have no significant impact upon the remainder of the Company, its continuity of operations, or its liquidity.  However, given the borrowing base restrictions on Possible Dreams’ revolving line of credit and Possible Dreams’ loan covenant violations, the Company may elect, though is not required, to fund some portion of the seasonal working capital cash needs at Possible Dreams.

Management expects to be in compliance with the covenants on all other debt for the foreseeable future. Borrowings under the bank credit agreements are secured by a pledge of substantially all of the Company’s assets as well as a pledge of the Company’s share ownerships in the subsidiaries.

The Company expects no major capital expenditures during the calendar year 2003.

The Company’s quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company’s financial performance during any particular quarter or year. Such factors include, but are not limited to, those listed

under “Forward Looking Statements” under Item 5. of Part II of this Report on Form 10-Q.   The Company introduced a number of new products in its target markets in 2001 and 2002 and plans to introduce additional products in 2003 which could possibly enhance future revenues and liquidity of the Company.  However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability.  Except as indicated above with regard to uncertainties relative to Possible Dreams’ ability to continue as a going concern, the Company believes that cash flows from operating activities, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company’s debt service obligations, working capital needs and planned capital expenditures for at least the next 12 months, although there can be no assurance in this regard.  The Company is continually evaluating financing alternatives as a means of improving its liquidity and continually evaluating strategic alternatives in order to maximize stockholder value and enhance stockholder liquidity.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents a risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company.  The Company is exposed to market risk associated with changes in interest rates.  The Company’s notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a one percentage point change per annum in interest rates would have impacted interest expense by approximately $52,000 and $74,000 for the three months ended March 31, 2003 and 2002, respectively.

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

Item 5.  Other Information

Forward Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provision of the Private Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation insurance in Ohio and the other states in which the Company’s employer cost containment and health services segment operates, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, the availability and cost of materials and the impact that prolonged longshoremen labor strikes would have on the availability and cost of imported materials and products, the Company’s ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company’s competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the manufacturing facilities of the Company’s suppliers, interest rate and foreign exchange fluctuations, political stability in the Pacific Rim, the effects of Severe Acute Respiratory Syndrome (“SARS”) on the Company’s suppliers in the Pacific Rim, the Company’s ability to attract qualified franchisees or access to financing for these franchisees and the Company’s consideration of, decisions relative to and the outcome of any such decisions regarding strategic alternatives with respect to maximizing stockholder value and enhancing stockholder liquidity.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 1	Advisory Services Agreement, dated as of January 1, 2003, between Security Capital Corporation and Capital Partners, Inc.

	Exhibit 99.1	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION

Date: May 14, 2003	By:	/s/	Brian D. Fitzgerald
Brian D. Fitzgerald
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2003	By:	/s/	Diane M. LaPointe
Diane M. LaPointe
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Brian D. Fitzgerald, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Security Capital Corporation (the “registrant”);

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 14, 2003	/s/	Brian D. Fitzgerald
Brian D. Fitzgerald
Chairman of the Board, President and Chief Executive Officer

*     *      *

I, Diane M. LaPointe, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Security Capital Corporation (the “registrant”);

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 14, 2003	/s/	Diane M. LaPointe
Diane M. LaPointe
Vice President, Chief Financial Officer and Treasurer

Index of Exhibits

Exhibit 1	Advisory Services Agreement, dated as of January 1, 2003, between Security Capital Corporation and Capital Partners, Inc.

Exhibit 99.1	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.