Form 10-Q
period 2003-06-30
SECURITY CAPITAL CORP/DE/
filed 2003-08-13
CIK 314340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

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

As of August 11, 2003, there were 6,450,587 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Security Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$6,037	$6,412
Accounts receivable (less allowances for doubtful accounts of $1,325 and $1,338, respectively)	15,188	12,902
Inventories	7,116	4,880
Deferred income taxes	1,247	1,181
Other current assets	1,700	1,493
Total current assets	31,288	26,868
Property and equipment (less accumulated depreciation of $5,689 and $4,776, respectively)	5,001	5,468
Goodwill (less accumulated amortization of $4,806 and $4,806, respectively)	55,461	55,448
Franchise agreements (less accumulated amortization of $1,761 and $1,553, respectively)	6,989	7,197
Other intangible assets (less accumulated amortization of $2,270 and $1,934, respectively)	2,735	2,994
Deferred income taxes	1,372	1,983
Other assets	226	270
Total assets	$103,072	$100,228
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other obligations	$12,558	$13,440
Accounts payable	5,684	3,668
Accrued expenses and other liabilities	10,683	9,709
Unearned revenues	10,977	13,385
Notes payable	10,560	3,931
Total current liabilities	50,462	44,133
Long-term debt	12,988	17,705
Other long-term obligations	902	907
Total liabilities	64,352	62,745
Minority interests	4,053	3,537
Redeemable convertible preferred stock (liquidation value – $5,000), $.01 par value, 2,500,000 shares authorized; 500,000 shares issued and outstanding	3,489	3,268
Stockholders’ equity:
Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	65,906	66,127
Accumulated deficit	(34,708)	(35,429)
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	31,178	30,678
Total liabilities and stockholders’ equity	$103,072	$100,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002 (as restated, see Note 1)	2003	2002 (as restated, see Note 1)
	(in thousands, except per share amounts)
Revenues:
Employer cost containment and health services	$18,416	$15,411	$36,553	$30,679
Seasonal products	2,372	5,290	4,823	8,184
Educational services	2,174	2,025	4,384	4,300
Total revenues	22,962	22,726	45,760	43,163
Cost of revenues:
Employer cost containment and health services	1,840	1,752	3,805	3,320
Seasonal products	1,261	2,650	2,549	4,394
Educational services	417	324	801	697
Total cost of revenues	3,518	4,726	7,155	8,411
Gross profit	19,444	18,000	38,605	34,752
Selling, general and administrative expenses	17,459	14,260	34,119	27,865
Depreciation and amortization	673	709	1,364	1,420
Operating income	1,312	3,031	3,122	5,467
Interest expense	(402)	(1,730)	(1,083)	(2,965)
Other income	94	1,430	127	1,397
Income before income tax expense, minority interests and cumulative effect of change in accounting principle	1,004	2,731	2,166	3,899
Income tax expense	(432)	(753)	(929)	(1,301)
Minority interests in income of consolidated subsidiaries	(231)	(232)	(516)	(404)
Income before cumulative effect of change in accounting principle	341	1,746	721	2,194
Cumulative effect of change in accounting principle (net of income tax benefit of $2,420)	—	—	—	(3,402)
Net income (loss)	341	1,746	721	(1,208)
Less: preferred stock accretion	(112)	(99)	(221)	(194)
Income available (loss attributable) to common stockholders	$229	$1,647	$500	$(1,402)

Basic earnings (loss) per common share:
Income before cumulative effect of change in accounting principle (note a)	$0.04	$0.26	$0.08	$0.31
Cumulative effect of change in accounting principle, net	$—	$—	$—	$(0.52)
Total	$0.04	$0.26	$0.08	$(0.21)

Diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle (note a)	$0.02	$0.23	$0.05	$0.28
Cumulative effect of change in accounting principle, net	$—	$—	$—	$(0.51)
Total	$0.02	$0.23	$0.05	$(0.23)

Basic weighted average shares used in computation	6,451	6,451	6,451	6,451
Diluted weighted average shares used in computation	6,548	7,146	6,539	6,647

Note a:          Basic and diluted earnings per share from income before cumulative effect of change in accounting  principle have been calculated after giving effect to the preferred stock accretion shown above.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002 (as restated, see Note 1)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$721	$(1,208)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of change in accounting principle (net of tax)	—	3,402
Gain on sale of Texas land	(109)	—
Deferred income taxes	545	912
Warrant expense	—	156
Depreciation	1,011	1,051
Amortization	544	1,502
Minority interests in income of consolidated subsidiaries	516	404
Unrealized (gain) loss on derivatives	(5)	76
Changes in operating assets and liabilities:
Accounts receivable	(2,214)	(4,442)
Inventories	(2,236)	(2,901)
Other current assets	(235)	(226)
Accounts payable, accrued expenses and other liabilities	581	356
Net cash used in operating activities	(881)	(918)

Cash flows from investing activities:
Capital expenditures	(543)	(965)
Proceeds on sale of Texas land	109	—
Acquisition of intangible assets	(87)	(13)
Net cash used in investing activities	(521)	(978)

Cash flows from financing activities:
Proceeds from long-term borrowings	1,000	10,500
Repayments of long-term borrowings	(6,481)	(20,952)
Payments of capital leases	(118)	(46)
Repurchase of warrants	—	(1,554)
Proceeds from lines of credit	18,795	8,439
Repayment of lines of credit	(12,166)	(3,532)
Deferred financing costs incurred	(3)	(385)
Investment in restricted cash	—	(1,301)
Net cash provided by (used in) financing activities	1,027	(8,831)

Decrease in cash and cash equivalents	(375)	(10,727)
Cash and cash equivalents, beginning of period	6,412	11,562
Cash and cash equivalents, end of period	$6,037	$835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to Condensed Consolidated June 30, 2003 Financial Statements (unaudited)

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

The Company has restated its Condensed Consolidated Statements of Operations and its Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 to reflect the cumulative effect of a change in accounting principle recorded in 2002. During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142.  The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002.  The second step measured the amount of the impairment.  An impairment was recognized in the seasonal products segment, and the impairment charge (net of tax benefit) which was determined during the fourth quarter of 2002 has been reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142.

(2)    Organization and Description of Business

Security Capital operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments.  Currently, Security Capital has four portfolio operating subsidiaries, known as WC Holdings, Pumpkin, Possible Dreams and Primrose.  WC Holdings is a 100%-owned subsidiary that owns an 80% equity interest in Health Power, Inc., which provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  Health Power’s activities are primarily centered in Ohio, Virginia, Maryland and, to a lesser extent, in other Middle Atlantic states, Indiana and Washington.  As the result of a December 31, 2002 transaction whereby the 20% minority shareholders’ stake in Pumpkin was purchased by the Company, Pumpkin became a 100%-owned subsidiary.  Pumpkin is in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories.  Pumpkin distributes its products primarily throughout the United States and also in Canada.  Possible Dreams is a 100%-owned subsidiary that operates as a designer, importer and distributor of giftware and collectible figurines (see Note 14).  Possible Dreams distributes its products throughout the United States.  Primrose is a 98.5%-owned subsidiary involved in the franchising of educational child care centers.  Primrose also operates one child care center.  Primrose schools are located throughout the United States except in the Northeast and Northwest.

(3)    Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as set forth in Note 2 of the Company’s December 31, 2002 Form 10-K.  In accordance with the provisions of Statements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which are effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002, the Company is herein providing in this “Significant Accounting Policies” note the requisite disclosure of the effects of its policy with respect to stock-based employee compensation on reported net income and earnings per share.

The disclosures with respect to the aggregate effect of all subsidiary and Security Capital stock options as required by SFAS 148 are set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Income available (loss attributable) to common stockholders, as reported	$229	$1,647	$500	$(1,402)

Add: Stock-based employee compensation expense included in reported income available (loss attributable) to common stockholders,net of related tax effects and minority interest	—	—	—	—

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards granted since January 1995, net of related tax effects and minority interest	(216)	(200)	(436)	(397)

Pro forma income available (loss attributable) to common stockholders	$13	$1,447	$64	$(1,799)

Earnings (Loss) Per Common Share:

Basic - as reported	$0.04	$0.26	$0.08	$(0.21)

Basic - pro forma	$—	$0.22	$0.01	$(0.28)

Diluted - as reported	$0.02	$0.23	$0.05	$(0.23)

Diluted - pro forma	$(0.01)	$0.20	$(0.02)	$(0.29)

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

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods (see Notes 11 and 12).

(4)    New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”.  FIN No. 46 defines the concept of “variable interest” and requires existing unconsolidated variable interest entities to be consolidated into the financial statement of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved.  The Company has not identified any variable interest entities that must be consolidated.  In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer.  SFAS No. 150 will be effective at the beginning of the first interim period beginning after June 15, 2003.  The Company is in the process of reviewing the requirements of SFAS No. 150.  The Company does not expect the requirements of SFAS No. 150 to have a material impact on its consolidated financial condition or results of operations.

(5)    Inventories

	June 30, 2003	December 31, 2002
	(in thousands)

Finished goods	$5,419	$4,632
Raw materials	1,697	248

Total	$7,116	$4,880

(6)    Other Income (Expense)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
	(in thousands)

Interest income	$13	$57	$27	$79
Warrant income	—	1,567	—	1,398
Unrealized gain (loss) on derivatives	(15)	(185)	5	(76)
Gain on sale of Texas land	109	—	109	—
Other expense	(13)	(9)	(14)	(4)

Total	$94	$1,430	$127	$1,397

During the second quarter of 2003, the Company sold a vacant parcel of land that it owned in Texas for $138 which, after $29 in related expenses, netted the Company proceeds of $109.  The gain on the transaction was also $109.  The land had a zero carrying value on the Company’s books because it had been considered both non-usable and non-saleable and therefore had been reduced to a zero book value several years ago.

(7)    Earnings Per Share

Diluted earnings per share reflect per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. The following reconciles amounts reported in the condensed financial statements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
	(in thousands, except per share amounts)

Diluted Earnings (Loss):

Income available (loss attributable) to common stockholders	$229	$1,647	$500	$(1,402)
Eliminate preferred stock accretion	—	99	—	—
Subsidiary options	(73)	(79)	(165)	(153)

Diluted earnings (loss) after cumulative effect of change in accounting principle	$156	$1,667	$335	$(1,555)

Eliminate cumulative effect of change in accounting principle, net	—	—	—	3,402

Diluted earnings before cumulative effect of change in accounting principle	$156	$1,667	$335	$1,847

Diluted Weighted Average Shares Outstanding:

Common stock	6,451	6,451	6,451	6,451
Preferred stock	—	500	—	—
Security Capital and subsidiary stock options	97	195	88	196

Diluted weighted average shares outstanding	6,548	7,146	6,539	6,647

Diluted earnings per common share before cumulative effect of change in accounting principle	$0.02	$0.23	$0.05	$0.28

Diluted earnings (loss) per common share after cumulative effect of change in accounting principle	$0.02	$0.23	$0.05	$(0.23)

For the three and six months ended June 30, 2003 and for the six months ended June 30, 2002, 500,000 shares of zero coupon redeemable convertible preferred stock, which were convertible into 500,000 common shares, were excluded from the computation of diluted earnings per share (“EPS”) because their inclusion as converted had an antidilutive effect on EPS.  In addition, certain subsidiary options were excluded from the computation of diluted EPS for the three and six months ended June 30, 2003 and 2002 because their inclusion would have had an antidilutive effect on consolidated EPS.  For the three and six months ended June 30, 2003, Security Capital options to purchase 324,000 shares of Class A common stock at exercise prices ranging from $8.00 to $12.69 were not included in the computation of dilutive EPS because the options’ exercise prices were greater than the average market price of the Class A common stock.  For the three months and six months ended June 30, 2002, Security Capital options to purchase 285,000 shares of Class A common stock at exercise prices ranging from $10.31 to $12.69 were not included in the computation of dilutive EPS because the options’ exercise prices were greater than the average market price of the Class A common stock.

(8)    Segment Disclosure

The Company has three reportable segments. The employer cost containment and health services segment consists of WC Holdings which, through its subsidiary Health Power, provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  The seasonal products segment consists of Pumpkin and Possible Dreams.  This segment’s activities principally are in the design and distribution of Halloween-oriented pumpkin carving kits and related accessories and the design, importing and distribution of giftware and collectible figurines.  The educational services segment consists of Primrose.  This segment’s activities are in the franchising of educational child care centers, with related activities in real estate consulting and site selection services.   Management evaluates performance of its segments based upon segment income, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest, management fees, other income (expense) and cumulative effect of change in accounting principle.  Segment income (as defined) is used to evaluate performance because the Company believes segment income (as defined) is a financial indicator of value and ability to incur and service debt and, adjusted for capital expenditures, is a simple measure of the Company’s ability to generate operating cash flow.  It is also one method by which the Company evaluates and values potential acquisition candidates and by which the Company values its current subsidiaries. Segment income (as defined) is not a substitute for operating income or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States.  The accounting policies of the segments are the same as those described in Note 1.  There are no intersegment sales.  During the three and six months ended June 30, 2003, non-recurring expenses of $51 and $165, respectively, were incurred in the seasonal products segment for warehouse relocation costs at the Pumpkin subsidiary.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
		(in thousands)
Revenues:
Employer cost containment and health services	$18,416	$15,411	$36,553	$30,679
Seasonal products	2,372	5,290	4,823	8,184
Educational services	2,174	2,025	4,384	4,300
Total revenues	$22,962	$22,726	$45,760	$43,163

Segment income (Adjusted EBITDA):
Employer cost containment and health services	$2,496	$2,849	$5,716	$6,379
Seasonal products	(1,102)	416	(2,416)	(794)
Educational services	958	983	2,019	2,188
Total segment income	$2,352	$4,248	$5,319	$7,773

Reconciliation to net income (loss):
Depreciation and amortization expense	(673)	(709)	(1,364)	(1,420)
Interest expense	(402)	(1,730)	(1,083)	(2,965)
Income tax expense	(432)	(753)	(929)	(1,301)
Minority interest in income of consolidated subsidiaries	(231)	(232)	(516)	(404)
Corporate, management fee and other expenses	(367)	(508)	(833)	(886)
Other income	94	1,430	127	1,397
Cumulative effect of change in accounting principle (net of income tax benefit of $2,420)	—	—	—	(3,402)
Net income (loss)	$341	$1,746	$721	$(1,208)

	June 30, 2003	December 31, 2002
	(in thousands)
Segment assets:
Employer cost containment and health services	$47,744	$46,559
Seasonal products	21,677	22,542
Educational services	28,147	27,278
Corporate and other	5,504	3,849
Total assets	$103,072	$100,228

(9)    Income Taxes

The Company has recorded income tax (expense) benefit at a rate of 43% and 33% for the six month periods ended June 30, 2003 and 2002, respectively, representing the Company’s estimate of the annual effective income tax rate.  The increase in the effective income tax rate for the first six months of 2003 as compared with the comparable period of the prior year is attributable to the fact that non-taxable bank warrant income was recorded in the six months ended June 30, 2002 and no comparable warrant income was recorded in the six months ended June 30, 2003.

(10)  Debt

In February 2003, pursuant to an amendment to its existing loan agreement with Bank One N.A. which was executed in late December 2002 but not funded until February 2003, WC Holdings raised an additional

$1,000 in term debt.  This $1,000 related to the October 1, 2002 Barron Risk Management, Inc. acquisition which had been funded by the Bank One revolving facility at that time.  This $1,000 term debt was added to the term indebtedness already existing, and the maximum availability under the revolving facility was left unchanged from the existing $7,000 line of credit. This additional amount of $1,000 term indebtedness carries an interest rate of prime minus ½% or Eurodollar plus 2 ¼%.  Principal payments of this additional $1,000 of term debt are in accordance with the existing amortizing term debt – payable in monthly installments through January 2005.

On February 25, 2003, the terms of the Pumpkin note with LaSalle Business Credit dated June 13, 2001 were amended to adjust the net worth covenants to reflect the changes to the Pumpkin Ltd.’s equity which would occur as a result of a proposed dividend from Pumpkin Ltd. to its parent, Pumpkin Masters Holdings, Inc., to fund the purchase of all 200 shares of minority interest in Pumpkin Masters Holdings, Inc.  This transaction was consummated by the issuance of a note for the full amount payable of $2,352 in December 2002 and is discussed in detail in Note 3 to the financial statements included in the Company’s December 31, 2002 Annual Report on Form 10-K.  In March 2003, the dividend in the amount of $2,393 from Pumpkin Ltd. to its parent, Pumpkin Masters Holdings, Inc., was paid, allowing this note together with accrued interest to be paid in full.

During the second quarter of 2003, an interest refund of $233 for prior and current periods’ overcharge of interest expense by the lender on the WC Holdings senior term debt was received and recorded as a reduction in interest expense.

On June 4, 2003, the terms of the Possible Dreams Loan and Security Agreement were amended to provide an overadvance on the revolving facility of $150 for a 60-day period.  This 60-day period was subsequently extended (see Note 14).

At June 30, 2003, Possible Dreams was not in compliance with its minimum EBITDA (as defined) and its minimum fixed charge coverage ratio covenants contained in its senior loan and security agreement.  No waiver was pursued because of foreseeable covenant violations in the next four quarters.  Additionally, Possible Dreams was required by the loan and security agreement to refinance its $1,960 subordinated note by mid-March 2003 or to extend its maturity until a date after March 31, 2005.  This refinancing did not occur, causing an additional event of default, and management has not yet extended the maturity of this obligation.  The subordinated note of $1,960 was due in full on May 31, 2003 and neither that principal repayment nor the semiannual interest payment due on the note on May 1, 2003 were made. Consequently, all Possible Dreams’ term debt was classified as a current liability.  However, discussions with both the senior and subordinated lenders have taken place, and various resolutions of this matter are being considered.  Remedies upon an event of default under the senior loan agreement include a right of the lender to take possession of any or all of the collateral as defined under the agreement.  These conditions raise substantial doubt about Possible Dreams’ ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that Possible Dreams will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty.  At December 31, 2002, the Report of Possible Dreams’ Independent Auditors also expressed substantial doubt about Possible Dreams’ ability to continue as a going concern.  As of June 30, 2003 and December 31, 2002, the Company’s investment in Possible Dreams was a negative $1,634 and a negative $577, respectively.  The debt at Possible Dreams is neither cross-collateralized nor guaranteed by the Company or any other subsidiary of the Company.  Accordingly, the possible inability of Possible Dreams to continue as a going concern should have no significant impact upon the remainder of the Company, its continuity of operations, or its liquidity.  However, given the borrowing base restrictions on Possible Dreams’ revolving line of credit and Possible Dreams’ loan covenant violations, the Company may elect, though is not required, to fund some portion of the seasonal working capital cash needs at Possible Dreams and did remit $200 to Possible Dreams for this purpose during the second quarter.

The Company is currently in compliance, and management expects the Company to continue to be in compliance, with the covenants on all other debt (aside from the Possible Dreams debt) for the foreseeable future.

Borrowings under the bank credit agreements are secured by a pledge of substantially all assets at the subsidiary level, as well as by a pledge of the Company’s share ownerships in the subsidiaries.  Accordingly, substantially all of each subsidiary’s net assets are restricted.  In addition, the Company has guaranteed the debt of Primrose which aggregated $4,728 at June 30, 2003. This guarantee continues for the term of this indebtedness which is payable in quarterly installments ranging from $600 to $732 through December 31, 2004.   The Company has not guaranteed any other subsidiary’s indebtedness.

(11)  Stock and Stock Options

Pursuant to the provisions of its 2000 Long-Term Incentive Plan, on June 10, 2003, the Company granted options to an executive officer to acquire 15,000 shares of its Class A common stock at an exercise price per share equal to market value at date of grant, which was $8.00.  These 15,000 options vest over a five-year period in equal 20% amounts beginning on the first anniversary of the grant and annually thereafter.  Subject to termination of the grantee’s employment, these options expire 10 years from the date of grant and are not transferable other than on death.

(12)  Subsidiary Stock Options

Primrose – Options to acquire a total of 525 shares of Primrose at $701.51 per share (market value at date of grant) were issued on January 1, 2003 to three subsidiary employees.  Options to acquire a total of 60 shares of Primrose at $701.51 per share (market value at date of grant) were issued on April 8, 2003 to three subsidiary employees.  All of these options vest over a three-year period with 40% being immediately exercisable on the date of grant and an additional 20% per year vesting on each of the three successive anniversary dates of the grant.  The options may be settled in either Primrose stock or in Security Capital stock at the option of the holders, but in the event of a holder’s put to the Company for Security Capital shares the Company, but not the holders, has the right to settle the options in cash.  If all outstanding Primrose options, inclusive of these, had been exercised for Primrose shares at June 30, 2003, the Company’s ownership share of Primrose would have been 90.6%.  It is currently 98.5%.

(13)  Related Party Transactions

On January 1, 2003, the Company entered into an Advisory Services Agreement (the “new agreement”) with Capital Partners, Inc. (“CPI”), a stockholder of the Company.  CPI and its affiliates and principals owned 83% of the Company’s common shares at both June 30, 2003 and December 31, 2002.  The new agreement replaces the Advisory Services Agreement dated as of January 26, 1990 (the “prior agreement”) between the Company and CPI, which was terminated effective as of January 26, 2003, but with no services performed or fees payable under the prior agreement subsequent to December 31, 2002.  Under the new agreement, CPI provides to the Company certain advisory services and management services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy.  Under the terms of the new agreement, the Company is required to pay CPI compensation at the rate of $1,250 per annum, subject to adjustment upon the occurrence of any material unforeseen event, and which agreement is terminable by either CPI or the Company as of any December 31 upon not less than 60 days’ prior written notice to the other.  The advisory and management services fees under the terms of the new agreement are considered by management to be reasonable estimates of the salaries and other costs paid or incurred by CPI and allocable to the advisory services and management services to be provided by CPI to the Company.  In addition, the Company has agreed to pay fees to CPI with respect to acquisitions presented to the Company by CPI at usual and customary rates for investment banking fees for transactions of similar size and complexity.  CPI is under no obligation to present to the Company any or all acquisition candidates of which it becomes aware.  Furthermore, the Company is under no obligation to utilize CPI for investment banking services.  Fees paid to CPI are generally subordinate to the rights of the lenders to the Company.  Amounts due to CPI were $81 and $39 at June 30, 2003 and December 31, 2002, respectively.

(14)  Subsequent Events

On July 22, 2003, the Company sold a 25% interest in Possible Dreams Ltd.’s parent company, P.D. Holdings, Inc., for nominal consideration to Russell F. Peppet, the newly-named Chairman and CEO of Possible Dreams Ltd.  This sale is the first step in the Company’s plan to divest of its entire interest in its Possible Dreams subsidiary and is intended to incent Mr. Peppet to effectively manage Possible Dreams until an orderly disposition of the remainder of the business can be achieved. The Company expects to record a net charge of approximately $1.8 million in the third quarter in connection with this transaction, primarily relating to the write-off of a deferred tax asset which can no longer be utilized as a result of the sale.

As stated in Note 10, on June 4, 2003 the terms of the Possible Dreams’ Loan and Security Agreement were amended to provide an overadvance on the revolving facility of $150 for a 60-day period.  This 60-day period was subsequently extended on August 4, 2003 to September 30, 2003.  This August 4, 2003 amendment to Possible Dreams’ Loan and Security Agreement also increased the amount of the overadvance from $150 to $215.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in this Report on Form 10-Q.  Additional information concerning factors that could cause results to differ materially from forward-looking statements is contained under “Part II—Item 5. Other Information.”

There are certain accounting policies that the Company believes are critical to its business and the understanding of its financial statements.  These critical accounting policies are discussed in Item 7 of the Annual Report of Security Capital Corporation on Form 10-K for the year ended December 31, 2002.

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company has restated its financial statements for the three and six months ended June 30, 2002 to record the cumulative effect of a change in accounting principle upon the adoption of SFAS 142.  The accompanying discussion gives effect to that restatement.

Results of Operations

The Company reported net income of $341,000 and $721,000 for the three months and six months ended June 30, 2003, respectively. This compares to income before cumulative effect of change in accounting principle of $1,746,000 and $2,194,000 for the three and six months ended June 30, 2002, respectively, and to a net income of $1,746,000 and a net loss of $(1,208,000) for the three months and six months ended June 30, 2002, respectively.  During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142, and an impairment was recognized in the seasonal products segment.  The impairment charge of $3,402,000 (net of tax benefit) was reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142.  There was no cumulative effect of change in accounting principle in 2003.

The Company reported basic and diluted earnings per common share of $0.04 and $0.02, respectively, for the three months ended June 30, 2003, and $0.08 and $0.05, respectively, for the six months ended June 30, 2003 as compared to basic and diluted earnings per common share before cumulative effect of change in accounting principle of $0.26 and $0.23, respectively, for the three months ended June 30, 2002 and $0.31 and $0.28, respectively, for the six months ended June 30, 2002.  The basic and diluted earnings (loss) per common share after cumulative effect of change in accounting principle were $0.26 and $0.23, respectively, for the three months ended June 30, 2002 and $(0.21) and $(0.23), respectively, for the six months ended June 30, 2002.

Revenues increased by $237,000 or 1% to $22,962,000 and by $2,598,000 or 6% to $45,760,000 for the three months and six months ended June 30, 2003, respectively, as compared to the same period of the prior year.  The increase for the six month period was primarily due to the $5,874,000 or 19% increase in the revenues of the employer cost containment and health services segment resulting from the inclusion of revenues from the Barron operations in Texas acquired in late 2002, the addition of  the City of Baltimore workers’ compensation administration contract signed in September 2002, the opening of the Atlanta office in October 2002, the addition of the Virginia Municipal League and Southeast U.S. contracts in the first quarter of 2003 and revenue generated from new insurance service products introduced after the first half of 2002, including short-term disability and long-term disability products and the new call center service.

The Company’s seasonal products segment’s revenues decreased by $2,918,000 or 55% to $2,372,000 and by $3,361,000 or 41% to $4,823,000 for the three and six months ended June 30, 2003, respectively, as compared to the same period of the prior year.  Although the first half of the year is the seasonal products segment’s traditionally slower half, the current year’s performance was much weaker than the first half of last year due to Possible Dreams’ poor performance from a variety of factors including the limited revolving credit facility availability which has limited the company’s ability to pay suppliers.  This in turn has resulted in inventory being unavailable when needed to ship on current orders.  This subsidiary continues to also feel the effects of the ongoing general malaise engulfing the retail trade, particularly its primary customer group, independent gift shops.  Possible Dreams was also adversely affected by the three-week Evergreen shipping container strike, which delayed arrival of inventory, as well as by the continuing effects of the loss of two key customers during the third quarter of 2002.

The Company’s educational segment’s revenues increased by $149,000 or 7% to $2,174,000, and by $84,000 or 2% to $4,384,000 for the three and six months ended June 30, 2003, respectively, as compared to the same periods of the prior year, primarily due to higher royalty revenues. Total royalty revenue of the educational segment earned from system revenues increased by $236,000 or 14% to $1,980,000 and by $545,000 or 16% to $3,964,000 for the three and six months, respectively, ended June 30, 2003, as compared to the same periods of the prior year, due to same school revenue increases and the revenue contributions made by the five new schools opened since June 30, 2002. This increase was partially offset by decreased franchise fees, as compared to the same period of the prior year, due to a decrease in the rate of new school openings from 7 schools opened in the six months ended June 30, 2002 down to 2 new schools opened in the six months ended June 30, 2003 due to weather delays.  In addition, in May 2002, the former company-owned school was closed, and in the first quarter of 2003, a new company-owned school was opened.  When comparing the results of the company-owned schools between the three and six months ended June 30, 2003 and the three and six months ended June 30, 2002, lower revenues resulted from less enrollment in the three and six months ended June 30, 2003 as compared to the comparable periods in 2002.  The new school is not yet at full enrollment, and it was not open for the entire first six months of 2003. As an additional performance measure of the increasing success of the educational services segment’s concept, the Company monitors the revenues generated by its franchisees. Total education system revenue, or gross revenue of all educational-based child care center franchisees, increased by $3,354,000 or 13% to $28,433,000 and by $7,681,000 or 16% to $56,882,000 for the three and six months ended June 30, 2003, respectively, as compared to the same periods of the prior year.  These increases were generated as a result of a 5% increase in the number of educational-based childcare centers, which was 107 and 102 as of June 30, 2003 and 2002, respectively.

Selling, general and administrative expense increased by $3,199,000 or 22% to $17,459,000 and by $6,254,000 or 22% to $34,119,000 for the three and six months ended June 30, 2003, respectively, as compared to the same periods of the prior year. These increases were primarily due to increases in the employer cost containment and health services segment resulting from additional expense directly associated with the start-up of new revenue streams from the Texas operations (acquired from Barron in late 2002), the City of Baltimore contract (occurring in September 2002) and the opening of the Atlanta office (occurring in October 2002) and to initial expenses relating to support of a national sales initiative.  During the three and six months ended June 30, 2003, non-recurring expenses of $51,000 and $165,000, respectively, were incurred in the seasonal products segment for warehouse relocation costs at the Pumpkin subsidiary.  These costs are included in selling, general and administrative expense.

Amortization and depreciation expense decreased by $36,000 or 5% to $673,000 and by $56,000 or 4% to $1,364,000 for the three and six months ended June 30, 2003, respectively, as compared to the same periods of the prior year, primarily due to lower depreciation in the employer cost containment and health services segment and the educational services segment.  The lower depreciation in the employer cost containment and health services segment was due to certain office furniture and equipment in the main Ohio offices being fully depreciated by the end of 2002.  The lower depreciation in the educational services segment was due to the lower depreciation at the new company-owned school opened in 2003 compared to that of the former company-owned school, which was closed in mid-2002.

Interest expense decreased by $1,328,000 or 77% to $402,000 and by $1,882,000 or 63% to $1,083,000 for the three and six months ended June 30, 2003, respectively, as compared to the same periods of the prior year.  The employer cost containment and health services segment’s interest expense decreased by $345,000 and $804,000 for the three and six months ended June 30, 2003, respectively, due to interest savings resulting from the prepayment of the employer cost containment and health services segment’s subordinated debt (carrying a 20% per annum interest rate) on February 28, 2002.  Also, during the second quarter of 2003, an interest refund of $233,000 for prior and current periods’ overcharge of interest expense by the lender of the employer cost containment and health services segment's senior term debt was received and recorded as a reduction in interest expense.  The educational services segment’s interest expense declined by $933,000 and $1,030,000 for the three and six months ended June

30, 2003, respectively, due to the refinancing of the educational services segment’s debt on April 5, 2002.

During the second quarter of 2003, the Company sold a vacant parcel of land that it owned in Texas for $138,000 which, after $29,000 in related expenses, netted the Company proceeds of $109,000.  The gain on the transaction was also $109,000.  The land had a zero carrying value on the Company’s books because it had been considered both non-usable and non-saleable and therefore had been reduced to a zero book value several years ago.

Seasonality

The seasonal products segment consists of Possible Dreams and Pumpkin. This segment experiences a significant seasonal pattern in its working capital requirements and operating results. The seasonal products segment for the two previous years received orders representing approximately 32% and 42% of its annual bookings during the first and second quarters, respectively. It ships products throughout the year, with approximately 60% of its shipments in the third quarter. Temporary employees are hired to accommodate peak shipping periods. This segment provides extended payment terms to some of its customers for seasonal merchandise and, accordingly, collects a substantial portion of its accounts receivable in the fourth calendar quarter. Due to the seasonal pattern, the seasonal products segment has had greater working capital needs in the first and second calendar quarters and has experienced greater cash availability in its fourth calendar quarter. As a result of this seasonal pattern, a substantial portion of its revenues is typically recorded in the third and fourth calendar quarters. The Company expects this seasonal pattern to continue for the foreseeable future. The seasonal products segment has historically financed its operations through internally-generated cash flow and short term seasonal borrowings.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $375,000 from $6,412,000 at December 31, 2002 to $6,037,000 at June 30, 2003. The seasonal products segment’s cash decreased by $3,416,000 resulting from the full payment of the amount owing on the note issued in December 2002 to effect the purchase of the 20% stake that the minority interest shareholders had held in Pumpkin Masters Holdings. This decrease was partially offset by cash generated by the employer cost containment and health services segment, some of which was transferred to the holding company, and was primarily related to cash flow from the Third Party Administrator group rating program.  There were cash increases of $152,000 in the employer cost containment and health services segment and $2,197,000 in the holding company.  Cash also increased in the educational services segment by $691,000 due primarily to franchise awards granted during the first six months of 2003.

The Company’s consolidated working capital decreased by $1,909,000 or 11.1% from a negative $17,265,000 at December 31, 2002 to a negative $19,174,000 at June 30, 2003.  The employer cost containment and health services segment’s working capital increased by $735,000 inclusive of its cash increase noted above combined with a $1,132,000 increase in accounts receivable and a $3,120,000 decrease in unearned revenue, which is recognized as income over the course of the year.  The accounts receivable and unearned revenue increases were partially offset by the $2,701,000 increase in its revolving credit line. The seasonal products segment’s working capital decreased by $4,101,000 due primarily to the poor operating results at Possible Dreams.  Additionally, $1,812,000 of this segment’s decrease is attributable to the subordinated debt at the Pumpkin subsidiary now being reclassified as a current liability due to its scheduled repayment in June 2004.

The Company, in aggregate, maintains four revolving lines of credit, with a total of $10,560,000 outstanding and a total of $5,101,000 additional availability (net of borrowing base restrictions) at June 30, 2003.  The Company’s employer cost containment-related services segment maintains a $7,000,000 revolving line of credit, which had $2,988,000 outstanding and $4,011,000 available at June 30, 2003. The seasonal products segment, in aggregate, maintains two revolving lines of credit, which had combined balances of $6,972,000 outstanding and $690,000 additional availability (net of borrowing base restrictions) at June 30, 2003.  This segment’s amounts outstanding under its revolving lines of credit will continue to increase through the third quarter due to this segment’s seasonal pattern.  The Company’s educational services segment maintains a $1,000,000 revolving line of credit, which had $600,000 outstanding and $400,000 available at June 30, 2003.  Borrowings under the revolving lines of credit are limited to a borrowing base, as described in the notes to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which could restrict availability.

Total term debt, inclusive of capital lease obligations, decreased by $5,599,000 from $31,145,000 at December 31, 2002 to $25,546,000 at June 30, 2003, due to scheduled payments on all term debt, the payment of the note owing with respect to the purchase of the 20% stake held by minority shareholders in Pumpkin Holdings (see Note 10 to the condensed consolidated financial statements in this Report on Form 10-Q) as partially offset by the $1,000,000 increase in term debt in the employer cost containment and health services segment to finance the October 1, 2002 Barron Risk Management, Inc. acquisition which had been funded by borrowings at that time under that segment’s revolving facility.  Term debt in the aggregate carried an approximate 6.28% weighted average borrowing rate at June 30, 2003 and approximate 6.28% and 6.12% weighted average borrowing rates for the three and six month periods ended June 30, 2003, respectively.  Borrowing rates for the comparable periods of the prior year were a 6.17% weighted average borrowing rate at June 30, 2002 and approximate 6.23% and 6.93% weighted average borrowing rates for the three and six month periods ended June 30, 2002, respectively.   Current maturities of term debt, inclusive of current capital lease obligations, were $12,558,000 at June 30, 2003.

The term debt has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization EBITDA (as defined), leverage ratios, interest coverage ratios and fixed charge ratios and maximum lease expenses.

At June 30, 2003, Possible Dreams was not in compliance with its minimum EBITDA (as defined) and its minimum fixed charge coverage ratio covenants under its senior loan and security agreement.  No waiver was pursued because of foreseeable covenant violations in the next four quarters.  Additionally, Possible Dreams was required by the loan and security agreement to refinance its $1,960,000 subordinated note by mid-March 2003 or to extend its maturity until a date after March 31, 2005.  This refinancing did not occur, causing an additional event of default, and management has not yet extended the maturity of this obligation.  The subordinated note of $1,960,000 was due in full on May 31, 2003 and neither that principal repayment nor the semiannual interest payment due on the note on May 1, 2003 were made. Consequently, all Possible Dreams’ term debt was classified as a current liability.  However, discussions with both the senior and subordinated lenders have taken place, and various resolutions of this matter are being considered.  Remedies upon an event of default under the senior loan agreement include a right of the lender to take possession of any or all of the collateral as defined under the agreement.  These conditions raise substantial doubt about Possible Dreams’ ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that Possible Dreams will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty.  At December 31, 2002, the Report of Possible Dreams’ Independent Auditors also expressed substantial doubt about Possible Dreams’ ability to continue as a going concern.  As of June 30, 2003 and December 31, 2002, the Company’s investment in Possible Dreams was a negative $1,634,000 and a negative $577,000, respectively.  The debt at Possible Dreams is neither cross-collateralized nor guaranteed by the Company or any other subsidiary of the Company.  Accordingly, the possible inability of Possible Dreams to continue as a going concern should have no significant impact upon the remainder of the Company, its continuity of operations, or its liquidity.  However, given the borrowing base restrictions on Possible Dreams’ revolving line of credit and Possible Dreams’ loan covenant violations, the Company may elect, though is not required, to fund some portion of the seasonal working capital cash needs at Possible Dreams and did remit $200,000 to Possible Dreams for this purpose during the second quarter.

The Company is currently in compliance, and management expects the Company to continue to be in compliance, with the covenants on all other debt (aside from the Possible Dreams debt) for the foreseeable future.

Borrowings under the bank credit agreements are secured by a pledge of substantially all assets at the subsidiary level, as well as by a pledge of the Company’s share ownerships in the subsidiaries.  Accordingly, substantially all of each subsidiary’s net assets are restricted.  In addition, the Company has guaranteed the debt of Primrose which aggregated $4,728,000 at June 30, 2003.  This guarantee continues for the term of this indebtedness which is payable in quarterly installments ranging from $600,000 to $732,000 through December 31, 2004.   The Company has not guaranteed any other subsidiary’s indebtedness.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents a risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company.  The Company is exposed to market risk associated with changes in interest rates.  The Company’s notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a one percentage point change per annum in interest rates would have impacted interest expense by approximately $57,000 and $111,000 for the three and six month periods ended June 30, 2003, respectively.  The comparable amounts for the prior year were $76,000 and $155,000 for the three and six month periods ended June 30, 2002, respectively.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information

Forward Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation insurance in Ohio and the other states in which the Company’s employer cost containment and health services segment operates, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, the availability and cost of materials and the impact that prolonged longshoremen labor strikes would have on the availability and cost of imported materials and products, the Company’s ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company’s competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the manufacturing facilities of the Company’s suppliers, interest rate and foreign exchange fluctuations, political stability in the Pacific Rim, the effects of  Severe Acute Respiratory Syndrome on the Company’s suppliers in the Pacific Rim, the Company’s ability to attract qualified franchisees or access to financing for these franchisees and the Company’s consideration of, the effects on the Company if a lender to one of the Company's subsidiaries utilizes remedies available to it upon an event of loan default at one of the Company's subsidiaries, and decisions relative to and the outcome of any such decisions regarding strategic alternatives with respect to maximizing stockholder value and enhancing stockholder liquidity.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 31.1	Section 302 Certification by the Chief Executive Officer
Relating to a Periodic Report Containing Financial Statements

Exhibit 31.2	Section 302 Certification by the Chief Financial Officer
Relating to a Periodic Report Containing Financial Statements

Exhibit 32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
Relating to a Periodic Report Containing Financial Statements

(b)  Reports on Form 8-K:   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION

Date:August 13, 2003	By:	/s/	Brian D. Fitzgerald
Brian D. Fitzgerald
Chairman of the Board, President and
Chief Executive Officer (Principal Executive Officer)

Date:August 13, 2003	By:	/s/	Diane M. LaPointe
Diane M. LaPointe
Vice President, Chief Financial
Officer and Treasurer (Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit 31.1	Section 302 Certification by the Chief Executive Officer
Relating to a Periodic Report Containing Financial Statements.

Exhibit 31.2	Section 302 Certification by the Chief Financial Officer
Relating to a Periodic Report Containing Financial Statements.

Exhibit 32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
Relating to a Periodic Report Containing Financial Statements.