Form 10-Q
period 2003-09-30
SECURITY CAPITAL CORP/DE/
filed 2003-11-14
CIK 314340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003.

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

As of November 11, 2003, there were 6,450,587 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Security Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$6,026	$6,412
Accounts receivable (less allowances for doubtful accounts of$1,577 and $1,338, respectively)	25,605	12,902
Inventories	4,089	4,880
Deferred income taxes	1,306	1,181
Other current assets	1,315	1,493
Total current assets	38,341	26,868
Property and equipment (less accumulated depreciation of $5,789 and $4,776, respectively)	4,974	5,468
Goodwill (less accumulated amortization of $4,806 and $4,806, respectively)	55,461	55,448
Franchise agreements (less accumulated amortization of $1,865 and $1,553, respectively)	6,885	7,197
Other intangible assets (less accumulated amortization of $2,436 and $1,934, respectively)	2,600	2,994
Deferred income taxes	—	1,983
Other assets	303	270
Total assets	$108,564	$100,228
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other obligations	$12,292	$13,440
Accounts payable	4,584	3,668
Accrued expenses and other liabilities	15,176	9,709
Unearned revenues	8,647	13,385
Notes payable	14,108	3,931
Total current liabilities	54,807	44,133
Long-term debt	11,366	17,705
Other long-term obligations	2,163	907
Total liabilities	68,336	62,745
Minority interests	4,315	3,537
Redeemable convertible preferred stock (liquidation value – $5,000), $.01 par value, 2,500,000 shares authorized; 500,000 shares issued and outstanding	3,605	3,268
Stockholders’ equity:
Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	65,790	66,127
Accumulated deficit	(33,462)	(35,429)
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	32,308	30,678
Total liabilities and stockholders’ equity	$108,564	$100,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
				(as restated, see Note 1)
	(in thousands, except per share amounts)
Revenues:
Employer cost containment and health services	$18,946	$15,399	$55,499	$46,078
Seasonal products	14,571	17,899	19,394	26,083
Educational services	2,641	1,980	7,025	6,280
Total revenues	36,158	35,278	81,918	78,441
Cost of revenues:
Employer cost containment and health services	2,217	1,829	6,022	5,149
Seasonal products	7,172	7,970	9,721	12,364
Educational services	486	386	1,287	1,083
Total cost of revenues	9,875	10,185	17,030	18,596
Gross profit	26,283	25,093	64,888	59,845
Selling, general and administrative expenses	18,405	15,529	52,524	43,394
Depreciation and amortization	645	731	2,009	2,151
Operating income	7,233	8,833	10,355	14,300
Interest expense	(669)	(896)	(1,752)	(3,861)
Other income (expense)	128	(412)	255	985
Income before income tax expense, minority interests and cumulative effect of change in accounting principle	6,692	7,525	8,858	11,424
Income tax expense	(5,184)	(3,115)	(6,113)	(4,416)
Minority interests in income of consolidated subsidiaries	(262)	(754)	(778)	(1,158)
Income before cumulative effect of change in accounting principle	1,246	3,656	1,967	5,850
Cumulative effect of change in accounting principle (net of income tax benefit of $2,420)	—	—	—	(3,402)
Net income	1,246	3,656	1,967	2,448
Less: preferred stock accretion	(116)	(102)	(337)	(296)
Income available to common stockholders	$1,130	$3,554	$1,630	$2,152

Basic earnings per common share:
Income before cumulative effect of change in accounting principle (note a)	$0.17	$0.55	$0.25	$0.86
Cumulative effect of change in accounting principle, net	$—	$—	$—	$(0.52)
Total	$0.17	$0.55	$0.25	$0.34

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle (note a)	$0.14	$0.49	$0.20	$0.78
Cumulative effect of change in accounting principle, net	$—	$—	$—	$(0.48)
Total	$0.14	$0.49	$0.20	$0.30

Basic weighted average shares used in computation	6,451	6,451	6,451	6,451
Diluted weighted average shares used in computation	6,578	7,135	6,552	7,143

Note a:          Basic and diluted earnings per share from income before cumulative effect of change in accounting principle have been calculated after giving effect to the preferred stock accretion shown above.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
		(as restated, see Note 1)
	(in thousands)
Cash flows from operating activities:
Net income	$1,967	$2,448
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of change in accounting principle (net of tax)	—	3,402
Gain on sale of Texas land	(107)	—
Deferred income taxes	3,238	2,260
Warrant expense	—	229
Depreciation	1,477	1,583
Amortization	814	1,797
Minority interests in income of consolidated subsidiaries	778	1,158
Unrealized (gain) loss on derivatives	(123)	389
Changes in operating assets and liabilities:
Accounts receivable	(12,625)	(17,001)
Inventories	791	(687)
Other current assets	66	(212)
Accounts payable, accrued expenses and other liabilities	1,646	733
Net cash used in operating activities	(2,078)	(3,901)

Cash flows from investing activities:
Capital expenditures	(983)	(1,456)
Proceeds on sale of Texas land	107	—
Acquisition of intangible assets	(118)	(68)
Net cash used in investing activities	(994)	(1,524)

Cash flows from financing activities:
Proceeds from long-term borrowings	1,000	10,500
Repayments of long-term borrowings	(8,331)	(23,088)
Payments of capital leases	(157)	(138)
Repurchase of warrants	—	(1,554)
Proceeds from lines of credit	40,201	17,521
Repayment of lines of credit	(30,024)	(6,098)
Deferred financing costs incurred	(3)	(399)
Investment in restricted cash	—	(1,927)
Net cash provided by (used in) financing activities	2,686	(5,183)

Decrease in cash and cash equivalents	(386)	(10,608)
Cash and cash equivalents, beginning of period	6,412	11,562
Cash and cash equivalents, end of period	$6,026	$954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries
Notes to Condensed Consolidated September 30, 2003 Financial Statements (unaudited)
(Amounts in thousands, except share and per share amounts and percentages)

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

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of Security Capital Corporation on Form 10-K for the year ended December 31, 2002.

The Company has restated its Condensed Consolidated Statements of Income and its Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 to reflect the cumulative effect of a change in accounting principle recorded in 2002. During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142.  The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002.  The second step measured the amount of the impairment.  An impairment was recognized in the seasonal products segment, and the impairment charge (net of tax benefit) which was determined during the fourth quarter of 2002 has been reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142.

(2) Organization and Description of Business

Security Capital operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments.  Currently, Security Capital has four portfolio operating subsidiaries, known as WC Holdings, Pumpkin, Possible Dreams and Primrose.  WC Holdings is a 100%-owned subsidiary that owns an 80% equity interest in Health Power, Inc., which provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  Health Power’s activities are primarily centered in Ohio, Virginia, Maryland and, to a lesser extent, in other Middle Atlantic states, Indiana and Washington and, as a result of the recent acquisition of Octagon Risk Services, Inc. subsequent to the date of these financial statements (see Note 15), also now in California.    As the result of a December 31, 2002 transaction whereby the 20% minority shareholders’ stake in Pumpkin was purchased by the Company, Pumpkin became a 100%-owned subsidiary.  Pumpkin is in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories.  Pumpkin distributes its products primarily throughout the United States and also in Canada.  Possible Dreams is a 75%-owned subsidiary that operates as a designer, importer and distributor of giftware and collectible figurines (see Note 12).  Possible Dreams distributes its products throughout the United States.  Primrose is a 98.5%-owned subsidiary involved in the franchising of educational child care centers.  Primrose also operates one child care center.  Primrose schools are located throughout the United States except in the Northeast and Northwest.

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

The disclosures with respect to the aggregate effect of all subsidiary and Security Capital stock options as required by SFAS 148 are set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Income available to common stockholders, as reported	$1,130	$3,554	$1,630	$2,152

Add: Stock-based employee compensation expense included in reported income available to common stockholders, net of related tax effects and minority interests	—	—	—	—

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards granted since January 1995, net of related tax effects and minority interest	(210)	(195)	(646)	(593)

Pro forma income available to common stockholders	$920	$3,359	$984	$1,559

Earnings Per Common Share:

Basic - as reported	$0.17	$0.55	$0.25	$0.34

Basic - pro forma	$0.14	$0.52	$0.15	$0.24

Diluted - as reported	$0.14	$0.49	$0.20	$0.30

Diluted - pro forma	$0.11	$0.46	$0.10	$0.22

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

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods (see Notes 11 and 13).

(4) New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”.   In October 2003, the FASB agreed to defer the effective date of FIN No. 46 until the end of periods ending after December 15, 2003 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003.  FIN No. 46 defines the concept of “variable interest” and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved.  The Company has not identified any variable interest entities that must be consolidated.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer.  SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003.  The Company has reviewed the requirements of SFAS No. 150 as it applies to its freestanding financial instruments and has determined that it will not have an impact on its consolidated financial condition or results of operations.

(5) Inventories

	September 30, 2003	December 31, 2002
	(in thousands)

Finished goods	$3,633	$4,632
Raw materials	456	248

Total	$4,089	$4,880

(6) Other Income (Expense)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
				(restated)
	(in thousands)

Interest income	$11	$8	$38	$87
Warrant income (expense)	—	(73)	—	1,325
Unrealized gain (loss) on derivatives	118	(313)	123	(389)
Gain on sale of Texas land, net of expenses	(2)	—	107	—
Other income (expense)	1	(34)	(13)	(38)

Total	$128	$(412)	$255	$985

During the second quarter of 2003, the Company sold a vacant parcel of land that it owned in Texas for $138 which, after $31 in related expenses, netted the Company proceeds of $107.  The gain on the transaction was also $107.  The land had a zero carrying value on the Company’s books because it had been considered both non-usable and non-saleable and therefore had been reduced to a zero book value several years ago.

(7) Earnings Per Share

Diluted earnings per share reflect per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. The following reconciles amounts reported in the condensed financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
				(restated)
	(in thousands, except per share amounts)

Diluted Earnings:

Income available to common stockholders	$1,130	$3,554	$1,630	$2,152
Eliminate preferred stock accretion	—	102	—	296
Subsidiary options	(179)	(170)	(310)	(305)

Diluted earnings after cumulative effect of change in accounting principle	$951	$3,486	$1,320	$2,143

Eliminate cumulative effect of change in accounting principle, net	—	—	—	3,402

Diluted earnings before cumulative effect of change in accounting principle	$951	$3,486	$1,320	$5,545

Diluted Weighted Average Shares Outstanding:

Common stock	6,451	6,451	6,451	6,451
Preferred stock	—	500	—	500
Security Capital and subsidiary stock options	127	184	101	192

Diluted weighted average shares outstanding	6,578	7,135	6,552	7,143

Diluted earnings per common share before cumulative effect of change in accounting principle	$0.14	$0.49	$0.20	$0.78

Diluted earnings per common share after cumulative effect of change in accounting principle	$0.14	$0.49	$0.20	$0.30

For the three and nine months ended September 30, 2003, 500,000 shares of zero coupon redeemable convertible preferred stock, which were convertible into 500,000 common shares, were excluded from the computation of diluted earnings per share (“EPS”) because their inclusion as converted had an antidilutive effect on EPS.  In addition, certain subsidiary options were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2002 because their inclusion would have had an antidilutive effect on consolidated EPS.  For the three months ended September 30, 2003 and September 30, 2002, Security Capital options to purchase 309,000 shares of Class A common stock at exercise prices ranging from $9.65 to $12.69 were not included in the computation of dilutive EPS because the options’

exercise prices were greater than the average market price of the Class A common stock.  For the nine months ended September 30, 2003, Security Capital options to purchase 324,000 shares of Class A common stock at exercise prices ranging from $8.00 to $12.69 and for the nine months ended September 30, 2002, Security Capital options to purchase 285,000 shares of Class A common stock at exercise prices ranging from $10.31 to $12.69 were not included in the computation of dilutive EPS for the same reason.

(8) Segment Disclosure

The Company has three reportable segments. The employer cost containment and health services segment consists of WC Holdings which, through its subsidiary Health Power, provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  The seasonal products segment consists of Pumpkin and Possible Dreams.  This segment’s activities principally are in the design and distribution of Halloween-oriented pumpkin carving kits and related accessories and the design, importing and distribution of giftware and collectible figurines.  The educational services segment consists of Primrose.  This segment’s activities are in the franchising of educational child care centers, with related activities in real estate consulting and site selection services.   Management evaluates performance of its segments based upon adjusted EBITDA, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest, management fees, other income (expense) and cumulative effect of change in accounting principle.  Segment income or adjusted EBITDA (as defined) is used to evaluate performance because the Company believes it is a financial indicator of value and ability to incur and service debt and, adjusted for capital expenditures, is a simple measure of the Company’s ability to generate operating cash flow.  It is also one method by which the Company evaluates and values potential acquisition candidates and by which the Company values its current subsidiaries. Segment income or adjusted EBITDA (as defined) is not a substitute for operating income or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States.  The accounting policies of the segments are the same as those described in Note 1.  There are no intersegment sales.  During the three and nine months ended September 30, 2003, non-recurring expenses of $74 and $239, respectively, were incurred in the seasonal products segment for warehouse relocation costs at the Pumpkin subsidiary.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
				(restated)
	(in thousands)
Revenues:
Employer cost containment and health services	$18,946	$15,399	$55,499	$46,078
Seasonal products	14,571	17,899	19,394	26,083
Educational services	2,641	1,980	7,025	6,280
Total revenues	$36,158	$35,278	$81,918	$78,441

Segment income (Adjusted EBITDA):
Employer cost containment and health services	$2,762	$2,410	$8,478	$8,789
Seasonal products	4,400	6,543	1,984	5,750
Educational services	1,252	1,034	3,271	3,222
Total segment income	$8,414	$9,987	$13,733	$17,761

Reconciliation to net income:
Depreciation and amortization expense	(645)	(731)	(2,009)	(2,151)
Interest expense	(669)	(896)	(1,752)	(3,861)
Income tax expense	(5,184)	(3,115)	(6,113)	(4,416)
Minority interests in income of consolidated subsidiaries	(262)	(754)	(778)	(1,158)
Corporate, management fee and other expenses	(536)	(423)	(1,369)	(1,310)
Other income (expense)	128	(412)	255	985
Cumulative effect of change in accounting principle (net of income tax benefit of $2,420)	—	—	—	(3,402)
Net income	$1,246	$3,656	$1,967	$2,448

	September 30, 2003	December 31, 2002
	(in thousands)
Segment assets:
Employer cost containment and health services	$48,301	$46,559
Seasonal products	27,608	22,542
Educational services	27,794	27,278
Corporate and other	4,861	3,849
Total assets	$108,564	$100,228

(9) Income Taxes

The Company has recorded income tax expense at a rate of 69% and 39% for the nine month periods ended September 30, 2003 and 2002, respectively, representing the Company’s estimate of the annual effective income tax rate.  The increase in the effective income tax rate for the first nine months of 2003 as compared with the comparable period of the prior year was primarily attributable to the write off of a $2,420 deferred tax asset which can no longer be utilized as a result of the sale of 25% of Possible Dreams on July 22, 2003 (see Note 12).  Without this tax expense, the income tax rate would have been 42% for the nine month period ended September 30, 2003.  After removing this one-time charge, the remaining 3% rate increase when compared to the comparable rate for the nine month period ended September 30, 2002 was due to the fact that non-taxable warrant income was recorded in the nine months ended September 30, 2002 and no comparable warrant income was recorded in the nine months ended September 30, 2003.

(10) Debt

In February 2003, pursuant to an amendment to its existing loan agreement with Bank One N.A. which was executed in late December 2002 but not funded until February 2003, WC Holdings raised an additional $1,000 in term debt.  This $1,000 related to the October 1, 2002 Barron Risk Management, Inc. acquisition which had been funded by the Bank One revolving facility at that time.  This $1,000 term debt was added to the term indebtedness already existing, and the maximum availability under the revolving facility was left unchanged from the existing $7,000 line of credit. This additional amount of $1,000 term indebtedness carries an interest rate of prime minus 1/2% or Eurodollar plus 2 1/4%.  Principal payments of this additional $1,000 of term debt are in accordance with the existing amortizing term debt – payable in monthly installments through January 2005. During the second quarter of 2003, an interest refund of $233 for prior and current periods’ overcharge of interest expense by the lender on the WC Holdings senior term debt was received and recorded as a reduction in interest expense.

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

On June 4, 2003, the terms of the Possible Dreams Loan and Security Agreement were amended to provide an overadvance on the revolving facility of $150 for a 60-day period. This 60-day period was subsequently extended on August 4, 2003 to September 30, 2003 and on September 30, 2003, by further amendment, to November 30, 2003.  The August 4, 2003 amendment to Possible Dreams’ Loan and Security Agreement also increased the amount of the overadvance from $150 to $215.

On September 30, 2003, the Primrose revolving facility, which was due to expire on that date, was extended by amendment to expire on November 30, 2003.  On September 30, 2003, there were no drawings on that facility, and the Company is in discussion with the lender to further amend the existing loan agreement.  The Company expects this to be accomplished prior the November 30, 2003 expiration date.

At September 30, 2003, Possible Dreams was not in compliance with its minimum EBITDA (as defined) and its minimum fixed charge coverage ratio covenants contained in its senior loan and security agreement.  No waiver was pursued because of foreseeable covenant violations in the next four quarters.  Additionally, Possible Dreams was required by the loan and security agreement to refinance its $1,960 subordinated note by mid-March 2003 or to extend its maturity until a date after March 31, 2005.  This refinancing did not occur, causing an additional event of default, and management did not extend the maturity of this obligation.  The subordinated note of $1,960 was due in full on May 31, 2003 and neither that principal repayment nor the semiannual interest payment due on the note on May 1, 2003 was made. Consequently, all Possible Dreams’ term debt was classified as a current liability.  Remedies upon an event of default under the senior loan agreement include a right of the lender to take possession of any or all of the collateral as defined under the agreement.  As stated in Note 15 to this Report on Form 10-Q, on October 22, 2003, Possible Dreams filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern Division of the District of Massachusetts. The Company is currently seeking buyers for the assets of Possible Dreams, and there is a bidding procedure under Chapter 11 that has been filed with the court. This procedure provides the steps for any bidder to do the appropriate due diligence and submit a bid by November 18, 2003.  The debt at Possible Dreams is neither cross-collateralized nor guaranteed by the Company or any other subsidiary of the Company.  Accordingly, the bankruptcy of Possible Dreams should not have a significant impact upon the business, financial condition or results of operations of the Company.  As of September 30, 2003 and December 31, 2002, the Company’s investment in Possible Dreams was a negative $1,569 and a negative $577, respectively.

At September 30, 2003, Pumpkin was not in compliance with its minimum EBITDA (as defined) covenant under its revolving credit agreement.  It was in compliance with all other debt covenants.  No waiver was pursued.  There is no term debt outstanding with this lender.  The revolving facility is already classified as current debt and was at its seasonal high at September 30, 2003.  The amount outstanding at September 30, 2003 was $3,806.  Drawings on Pumpkin’s revolving facility have historically been fully repaid from the collection of a substantial portion of its accounts receivable during the fourth quarter of each fiscal year.  The debt at Pumpkin is neither cross-collateralized nor guaranteed by the Company or any other subsidiary of the Company.

The Company is currently in compliance, and management expects the Company to continue to be in compliance, with the covenants on all other debt (aside from the Possible Dreams debt and the Pumpkin revolving facility) for the foreseeable future.

Borrowings under the bank credit agreements are secured by a pledge of substantially all assets at the subsidiary level, as well as by a pledge of the Company’s share ownerships in the subsidiaries.  Accordingly, substantially all of each subsidiary’s net assets are restricted.  In addition, the Company has guaranteed the debt of Primrose, which aggregated $3,528 at September 30, 2003. This guarantee continues for the term of this indebtedness, which is payable in quarterly installments ranging from $600 to $732 through December 31, 2004.   The Company has not guaranteed any other subsidiary’s indebtedness.

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

(12) Subsidiary Stock

On July 22, 2003, the Company sold a 25% interest in Possible Dreams Ltd.’s parent company, P.D. Holdings, Inc., for nominal consideration to Russell F. Peppet, the newly-named Chairman and CEO of Possible Dreams Ltd.  This sale was the first step in the Company’s plan to divest its entire interest in its Possible Dreams subsidiary and was intended to incent Mr. Peppet to effectively manage Possible Dreams until an orderly disposition of the remainder of the business could be achieved. The Company has recorded a net charge of approximately $2.4 million in the third quarter in connection with this transaction, relating to the write-off of a deferred tax asset which can no longer be utilized as a result of the sale.  In addition, because the Company’s investment in this subsidiary is negative, the sale of a portion of it generated a gain which was, however, not recorded by the Company because the minority interest shareholder has no legal obligation to fund his share of Possible Dreams’ net deficit equity.  This subsidiary has subsequently filed for protection under Chapter 11 of the Bankruptcy Code (see Notes 10 and 15).

(13) Subsidiary Stock Options

Options to acquire a total of 525 shares of Primrose at $701.51 per share (market value at date of grant) were issued on January 1, 2003 to three subsidiary employees.  Options to acquire a total of 60 shares of Primrose at $701.51 per share (market value at date of grant) were issued on April 8, 2003 to three subsidiary employees.  All of these options vest over a three-year period with 40% being immediately exercisable on the date of grant and an additional 20% per year vesting on each of the three successive anniversary dates of the grant.  The options may be settled in either Primrose stock or in Security Capital stock at the option of the holders, but, in the event of a holder’s put to the Company for Security Capital shares, the Company, but not the holders, has the right to settle the options in cash.  If all outstanding Primrose options, inclusive of these, had been exercised for Primrose shares at September 30, 2003, the Company’s ownership share of Primrose would have been 90.6%.  It is currently 98.5%.

(14) Related Party Transactions

On January 1, 2003, the Company entered into an Advisory Services Agreement (the “agreement”) with Capital Partners, Inc. (“CPI”), a stockholder of the Company.  CPI and its affiliates and principals owned 83% of the Company’s common shares at both September 30, 2003 and December 31, 2002.  The agreement replaces the Advisory Services Agreement dated as of January 26, 1990 (the “prior agreement”) between the Company and CPI, which was terminated effective as of January 26, 2003, but with no services performed or fees payable under the prior agreement subsequent to December 31, 2002.  Under the agreement, CPI provides to the Company certain advisory services and management services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy.  Under the terms of the agreement, the Company is required to pay CPI compensation at the rate of $1,250 per annum, subject to adjustment upon the occurrence of any material unforeseen event, and which agreement is terminable by either CPI or the Company as of any December 31 upon not less than 60 days’ prior written notice to the other.  The advisory and management services fees under the terms of the agreement are considered by management to be reasonable estimates of the salaries and other costs paid or incurred by CPI and allocable to the advisory services and management services to be provided by CPI to the Company.  In addition, the Company has agreed to pay fees to CPI with respect to acquisitions presented to the Company by CPI at usual and customary rates for investment banking fees for transactions of similar size and complexity.  CPI is under no obligation to present to the Company any or all acquisition candidates of which it becomes aware.  Furthermore, the Company is under no obligation to utilize CPI for investment banking services.  Fees paid to CPI are generally subordinate to the rights of the lenders to the Company. The Audit Committee of the Board of the Company approved this agreement.   Amounts due to CPI were $217 and $39 at September 30, 2003 and December 31, 2002, respectively.

(15) Subsequent Events

On October 3, 2003, Security Capital Corporation, through its subsidiary, CompManagement, Inc. (“CMI”), acquired all of the outstanding shares of Octagon Risk Services, Inc. (“Octagon”), a Minnesota corporation, from The St. Paul Companies, Inc., a Delaware corporation. Octagon, based in Oakland, California, provides workers’ compensation and professional liability claims administration and consulting services primarily in the western United States, including California.  The transaction was effected pursuant to the Stock Purchase Agreement entered into by CMI and The St. Paul Companies dated October 3, 2003. As consideration for all of the outstanding shares of Octagon, CMI paid to The St. Paul Companies the aggregate amount of $30,000. The purchase price is subject to an adjustment based upon the working capital of Octagon as of the closing date. Octagon, based in Oakland, California and with approximately $30,000 in annual revenues, provides workers’ compensation and professional liability claims handling and consulting services primarily in the western United States.

The total amount of funds necessary to consummate the transaction was provided by Bank One, N.A. pursuant to an Amended and Restated Loan Agreement which combines CMI’s existing term loan with a new borrowing of $18,000 related to the Octagon purchase. As part of the Amended and Restated Loan Agreement, an interim term loan was provided to finance the remaining purchase price until the investments acquired from Octagon can be efficiently liquidated. In addition, CMI and its parent holding company, Health Power, Inc., entered into an $8,000 Revolving Credit Commitment evidenced by an amended and restated revolving credit note. The revolving credit commitment replaced the current commitment that was in place.

On October 22, 2003, Possible Dreams, Ltd., a subsidiary of the Company, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern Division of the District of Massachusetts. The Company is currently seeking buyers for the assets of Possible Dreams, and there is a bidding procedure under Chapter 11 that has been filed with the court. This procedure provides the steps for any bidder to do the appropriate due diligence and submit a bid by November 18, 2003.  The debt at Possible Dreams is neither cross-collateralized nor guaranteed by the Company or any other subsidiary of the Company.  Furthermore, the book value of the Company’s investment in this subsidiary is negative due to the extent of Possible Dreams’ accumulated losses since its acquisition by the Company in 1996. Accordingly, the bankruptcy of Possible Dreams should not have a significant impact upon the business, financial condition or results of operations of the Company.

On November 4, 2003, the agreement described in Note 14 was amended to increase the CPI compensation rate to $1,400 per annum effective retroactively for the 2003 calendar year and to further pay a $150 one-time investment banking fee to CPI in compensation for the services it performed in consummating the Octagon acquisition.  The Audit Committee of the Board of the Company approved this amendment to the agreement.

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

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company has restated its financial statements for the nine months ended September 30, 2002 to record the cumulative effect of a change in accounting principle upon the adoption of SFAS 142.  The accompanying discussion gives effect to that restatement.

Results of Operations

The Company reported net income of $1,246,000 and $1,967,000 for the three months and nine months ended September 30, 2003, respectively. This compares to income before cumulative effect of change in accounting principle of $3,656,000 and $5,850,000 for the three and nine months ended September 30, 2002, respectively, and to net income of $3,656,000 and $2,448,000 for the three months and nine months ended September 30, 2002, respectively.  During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142, and an impairment was recognized in the seasonal products segment.  The impairment charge of $3,402,000 (net of tax benefit) was reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142.  There was no cumulative effect of change in accounting principle in 2003.

The Company reported basic and diluted earnings per common share of $0.17 and $0.14, respectively, for the three months ended September 30, 2003, and $0.25 and $0.20, respectively, for the nine months ended September 30, 2003 as compared to basic and diluted earnings per common share before cumulative effect of change in accounting principle of $0.55 and $0.49, respectively, for the three months ended September 30, 2002 and $0.86 and $0.78, respectively, for the nine months ended September 30, 2002.  The basic and diluted earnings per common share after cumulative effect of change in accounting principle were $0.55 and $0.49, respectively, for the three months ended September 30, 2002 and $0.34 and $0.30, respectively, for the nine months ended September 30, 2002.

Overall the primary contributors to the lower results in the nine months ended September 30, 2003 as compared to the same periods of the prior year were poor performance in the seasonal product segment (one portion of this segment, the Possible Dreams subsidiary, subsequently filed for protection under Chapter 11 of the Bankruptcy Code in October 2003 (see Note 15 of this Report on Form 10-Q)), and the writeoff of a $2,420,000 deferred tax asset relating to Possible Dreams that can no longer be utilized.  This negative performance was partially offset by improved performance in the employer cost containment and health services segment.

Revenues increased by $880,000 or 2% to $36,158,000 and by $3,477,000 or 4% to $81,918,000 for the three months and nine months ended September 30, 2003, respectively, as compared to the same periods of the prior year.  The increase was primarily due to the $3,547,000 or 23% and the $9,421,000 or 20% increase in the revenues of the employer cost containment and health services segment for the three and nine month periods, respectively, resulting from the inclusion of revenues from the Barron operations in Texas acquired in late 2002, the addition of the City of Baltimore workers’ compensation administration contract signed in September 2002, the opening of the Atlanta office in October 2002, the addition of the Virginia Municipal League and Southeast U.S. contracts in the first quarter of 2003 and revenue generated from new insurance service products in Ohio that were introduced in the second and third quarters of 2002, including short-term disability and long-term disability products and the new call center service.

The Company’s seasonal products segment’s revenues decreased by $3,328,000 or 19% to $14,571,000 and by $6,689,000 or 26% to $19,394,000 for the three and nine months ended September 30, 2003,

respectively, as compared to the same periods of the prior year.  The current year’s performance was much weaker than the same period of last year due to Possible Dreams’ poor performance as well as a sales decrease at Pumpkin.  Pumpkin was adversely affected by reduced orders from certain customers and by the end of many successful 2002 sales promotions which were not matched by 2003 promotional opportunities.  The poor performance at Possible Dreams stemmed from a variety of factors, including the limited revolving credit facility availability which has limited the company’s ability to pay suppliers.  This in turn has resulted in inventory being unavailable when needed to ship on current orders.  This subsidiary also continues to feel the effects of the ongoing general malaise engulfing the retail trade, particularly its primary customer group, independent gift shops.  Possible Dreams was also adversely affected by the three-week Evergreen shipping container strike, which delayed arrival of inventory, as well as by the continuing effects of the third quarter 2002 loss of two key customers.

The Company’s educational segment’s revenues increased by $661,000 or 33% to $2,641,000, and by $745,000 or 12% to $7,025,000 for the three and nine months ended September 30, 2003,respectively, as compared to the same periods of the prior year, primarily due to higher royalty revenues. Total royalty revenue of the educational segment earned from system revenues increased by $269,000 or 16% to $1,975,000 and by $814,000 or 16% to $5,938,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of the prior year, due to same school revenue increases and the revenue contributions made by the 10 new schools opened since September 30, 2002.  As an additional performance measure of the increasing success of the educational services segment’s concept, the Company monitors the revenues generated by its franchisees. Total education system revenue, or gross revenue of all educational-based child care center franchisees, increased by $3,993,000 or 16% to $28,397,000 and by $11,668,000 or 16% to $85,279,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of the prior year.  These increases were generated as a result of a 10% increase in the number of educational-based childcare centers, which was 114 and 104 as of September 30, 2003 and 2002, respectively.

Selling, general and administrative expense increased by $2,876,000 or 19% to $18,405,000 and by $9,130,000 or 21% to $52,524,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of the prior year. These increases were primarily due to increases in the employer cost containment and health services segment resulting from additional expense directly associated with the start-up of new revenue streams from the Texas operations (acquired from Barron in late 2002), the City of Baltimore contract (occurring in September 2002) and the opening of the Atlanta office (occurring in October 2002) and to expenses relating to support of a national sales initiative.  During the three and nine months ended September 30, 2003, non-recurring expenses of $74,000 and $239,000, respectively, were incurred in the seasonal products segment for warehouse relocation costs at the Pumpkin subsidiary.  These costs are included in selling, general and administrative expense.

Depreciation and amortization expense decreased by $86,000 or 12% to $645,000 and by $142,000 or 7% to $2,009,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of the prior year.  The lower depreciation in the employer cost containment and health services segment was due to certain office furniture and equipment in the main Ohio offices being fully depreciated by the end of 2002.  The lower depreciation in the educational services segment was due to the lower depreciation at the new company-owned school opened in 2003 compared to that of the former company-owned school, which was closed in mid-2002.

Interest expense decreased by $227,000 or 25% to $669,000 and by $2,109,000 or 55% to $1,752,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of the prior year.  The employer cost containment and health services segment’s interest expense decreased by $111,000 for the three months ended September 30, 2003, compared to the comparable period of the prior year, due to lower debt levels as a result of scheduled term debt repayments and lower borrowing rates.  That segment’s interest expense decreased by $915,000 for the nine months ended September 30, 2003, as compared to the same period of the prior year, for the same reasons and also due to interest savings resulting from the prepayment of that segment’s subordinated debt (carrying a 20% per annum interest rate) on February 28, 2002.  The educational services segment’s interest expense declined by $1,031,000 for the nine months ended September 30, 2003 due to the refinancing of that segment’s debt on April 5, 2002.

Other income (expense) for the three months ended September 30, 2003 increased by $540,000 from $(412,000) for the three months ended September 30, 2002 to $128,000 for the comparable period of the current year due to current period unrealized gains on derivatives of $118,000 compared to unrealized losses of $(313,000) in the same period of the prior year.  Other income for the nine months ended September 30, 2003 decreased $730,000 from $985,000 for the nine months ended September 30, 2002 to $255,000 for the comparable period of the current year.  During the second quarter of 2002, Primrose repurchased bank warrants at less than the carrying value of the liability thereof, thereby generating $1,554,000 in warrant income.  There is no warrant income in the current year.  However, other income was benefited during the second quarter of 2003 when the Company sold a vacant parcel of land that it owned in Texas for $138,000 which, after $31,000 in related expenses, netted the Company proceeds of $107,000.  The gain on the transaction was also $107,000 because the land had a zero carrying value on the Company’s books.  It had been considered both non-usable and non-saleable and had therefore been reduced to a zero book value several years ago.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $386,000 from $6,412,000 at December 31, 2002 to $6,026,000 at September 30, 2003. The seasonal products segment’s cash decreased by $3,328,000 resulting from the full payment of the amount owing on the note issued in December 2002 to effect the purchase of the 20% stake that the minority shareholders had held in Pumpkin Masters Holdings. This decrease was partially offset by cash generated by the employer cost containment and health services segment, some of which was transferred to the holding company, and was primarily related to cash flow from the Third Party Administrator group rating program.  There was a cash decrease of $222,000 in the employer cost containment and health services segment and a cash increase of $2,844,000 in the holding company.  Cash also increased in the educational services segment by $320,000 due primarily to franchise awards granted during the first nine months of 2003.

The Company’s consolidated working capital increased by $799,000 or 5% from a negative $17,265,000 at December 31, 2002 to a negative $16,466,000 at September 30, 2003.  The employer cost containment and health services segment’s working capital increased by $1,172,000 inclusive of its cash decrease noted above combined with a $2,181,000 increase in accounts receivable and a $5,303,000 decrease in unearned revenue, which is recognized as income over the course of the year.  The accounts receivable increase and the unearned revenue decrease were partially offset by a $4,130,000 increase in its revolving credit line and a $1,965,000 increase in other accrued liabilities. The seasonal products segment’s working capital decreased by $1,141,000 due primarily to the poor operating results at Possible Dreams. A $6,972,000 increase in accounts receivable at Pumpkin Masters was almost entirely offset by a decrease of $3,375,000 in cash and an increase of $3,806,000 in notes payable. $1,812,000 of the increase in the notes payable of Pumpkin Masters was attributable to the subordinated debt at the Pumpkin subsidiary now being reclassified as a current liability due to its scheduled repayment in June 2004.  The educational services segment’s working capital increased by $735,000.  This increase was largely due to an increase in accounts receivable of $576,000 and a decrease in notes payable of $600,000 as partially offset by an increase in unearned revenue of $566,000.

The Company, in aggregate, maintains four revolving lines of credit, with a total of $14,108,000 outstanding and a total of $7,235,000 additional availability (net of borrowing base restrictions) at

September 30, 2003.  The Company’s employer cost containment-related services segment maintains a $7,000,000 revolving line of credit, which had $4,417,000 outstanding and $2,583,000 available at September 30, 2003. The seasonal products segment, in aggregate, maintains two revolving lines of credit, which had combined balances of $9,691,000 outstanding and $3,652,000 additional availability (net of borrowing base restrictions) at September 30, 2003.  This segment’s amounts outstanding under its revolving lines of credit will continue to increase through the third quarter due to this segment’s seasonal pattern.  The Company’s educational services segment maintains a $1,000,000 revolving line of credit, which had $0 outstanding and $1,000,000 available at September 30, 2003.  Borrowings under the revolving lines of credit are limited to a borrowing base, as described in the notes to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which could restrict availability.

Total term debt, inclusive of capital lease obligations, decreased by $7,487,000 from $31,145,000 at December 31, 2002 to $23,658,000 at September 30, 2003 due to scheduled payments on all term debt, the payment of the note owing with respect to the purchase of the 20% stake held by minority shareholders in Pumpkin Holdings (see Note 10 to the condensed consolidated financial statements in this Report on Form 10-Q) as partially offset by the $1,000,000 increase in term debt in the employer cost containment and health services segment to finance the October 1, 2002 Barron Risk Management, Inc. acquisition which had been funded by borrowings at that time under that segment’s revolving facility.  Term debt in the aggregate carried an approximate 5.62% weighted average borrowing rate at September 30, 2003 and approximate 5.95% and 6.00% weighted average borrowing rates for the three and nine month periods ended September 30, 2003, respectively.  Borrowing rates for the comparable periods of the prior year were a 5.46% weighted average borrowing rate at September 30, 2002 and approximate 5.82% and 6.56% weighted average borrowing rates for the three and nine month periods ended September 30, 2002, respectively.   Current maturities of term debt, inclusive of current capital lease obligations, were $12,292,000 at September 30, 2003.

The term debt has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization EBITDA (as defined), leverage ratios, interest coverage ratios and fixed charge ratios and maximum lease expenses.

At September 30, 2003, Possible Dreams was not in compliance with its minimum EBITDA (as defined) and its minimum fixed charge coverage ratio covenants under its senior loan and security agreement.  No waiver was pursued because of foreseeable covenant violations in the next four quarters.  Additionally, Possible Dreams was required by the loan and security agreement to refinance its $1,960,000 subordinated note by mid-March 2003 or to extend its maturity until a date after March 31, 2005.  This refinancing did not occur, causing an additional event of default, and management has not yet extended the maturity of this obligation.  The subordinated note of $1,960,000 was due in full on May 31, 2003 and neither that principal repayment nor the semiannual interest payment due on the note on May 1, 2003 were made. Consequently, all Possible Dreams’ term debt was classified as a current liability.  Remedies upon an event of default under the senior loan agreement include a right of the lender to take possession of any or all of the collateral as defined under the agreement.  As stated in Note 15 of this Report on Form 10-Q, on October 22, 2003, Possible Dreams filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern Division of the District of Massachusetts. The Company is currently seeking buyers for the assets of Possible Dreams, and there is a bidding procedure under Chapter 11 that has been filed with the court. This procedure provides the steps for any bidder to do the appropriate due diligence and submit a bid by November 18, 2003.  The debt at Possible Dreams is neither cross-collateralized nor guaranteed by the Company or any other subsidiary of the Company. Accordingly, the bankruptcy of Possible Dreams should not have a significant impact upon the business, financial condition or results of operations of the Company.

At September 30, 2003, Pumpkin was not in compliance with its minimum EBITDA (as defined) covenant under its revolving credit agreement.  It was in compliance with all other debt covenants.  No waiver was pursued.  There is no term debt outstanding with this lender.  The revolving facility is already classified as current debt and was at its seasonal high at September 30, 2003.  Drawings on Pumpkin’s revolving facility have historically been fully repaid from the collection of a substantial portion of its accounts receivable during the fourth quarter of each fiscal year.  The debt at Pumpkin is neither cross-collateralized nor guaranteed by the Company or any other subsidiary of the Company.

The Company is currently in compliance, and management expects the Company to continue to be in compliance, with the covenants on all other debt (aside from the Possible Dreams debt and the Pumpkin Masters revolving facility) for the foreseeable future.

Borrowings under the bank credit agreements are secured by a pledge of substantially all assets at the subsidiary level, as well as by a pledge of the Company’s share ownerships in its subsidiaries.  Accordingly, substantially all of each subsidiary’s net assets are restricted.  In addition, the Company has guaranteed the debt of Primrose, which aggregated $3,528,000 at September 30, 2003.  This guarantee continues for the term of this indebtedness, which is payable in quarterly installments ranging from $600,000 to $732,000 through December 31, 2004.   The Company has not guaranteed any other subsidiary’s indebtedness.

The Company expects no major capital expenditures during the calendar year 2003.

The Company’s quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company’s financial performance during any particular quarter or year. Such factors include, but are not limited to, those listed under “Forward Looking Statements” under Item 5. of Part II of this Report on Form 10-Q.  The Company introduced a number of new products in its target markets in 2002 and 2003 which could possibly enhance future revenues and liquidity of the Company.  However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability.  Except as indicated above with regard to uncertainties relative to Possible Dreams’ ability to continue as a going concern, the Company believes that cash flows from operating activities, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company’s debt service obligations, working capital needs and planned capital expenditures for at least the next 12 months, although there can be no assurance in this regard.  The Company is continually evaluating financing alternatives as a means of improving its liquidity and continually evaluating strategic alternatives in order to maximize stockholder value and enhance stockholder liquidity.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents a risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company.  The Company is exposed to market risk associated with changes in interest rates.  The Company’s notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a one percentage point change per annum in interest rates would have impacted interest expense by approximately $45,000 and $147,000 for the three and nine month periods ended September 30, 2003, respectively.  The comparable amounts for the prior year were $89,000 and $244,000 for the three and nine month periods ended September 30, 2002, respectively.

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

PART II – OTHER INFORMATION

Item 5.  Other Information

Forward Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation insurance in Ohio and the other states in which the Company’s employer cost containment and health services segment operates, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, the availability and cost of materials and the impact that prolonged longshoremen labor strikes would have on the availability and cost of imported materials and products, the Company’s ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company’s competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, significant damage to or prolonged delay in operations at the manufacturing facilities of the Company’s suppliers, interest rate and foreign exchange fluctuations, political stability in the Pacific Rim, the effects of  Severe Acute Respiratory Syndrome on the Company’s suppliers in the Pacific Rim, the Company’s ability to attract qualified franchisees or access to financing for these franchisees, the effects on the Company if a lender to one of the Company’s subsidiaries utilizes remedies available to it upon an event of default on loans at one of the Company’s subsidiaries, and decisions relative to and the outcome of any such decisions regarding strategic alternatives with respect to maximizing stockholder value and enhancing stockholder liquidity.

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

SECURITY CAPITAL CORPORATION

Date: November 14, 2003	By:/s/ Brian D. Fitzgerald
Brian D. Fitzgerald
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2003	By:/s/ Diane M. LaPointe
Diane M. LaPointe
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit 31.1	Section 302 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.

Exhibit 31.2	Section 302 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

Exhibit 32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.