Form 10-K
period 2003-12-31
SECURITY CAPITAL CORP/DE/
filed 2004-04-02
CIK 314340

Use these links to rapidly review the document
TABLE OF CONTENTS
Index To Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

        As of June 30, 2003, 6,450,967 shares of the Registrant's voting stock were outstanding, of which 5,277,632 shares were held by affiliates of the Registrant. The aggregate market value of the remaining 1,173,335 shares of voting stock held by non-affiliates (based upon the closing price of the Registrant's Class A Common Stock on June 30, 2003 of $9.15) was approximately $10,736,015.

        Portions of Security Capital Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

General

        Security Capital Corporation ("Security Capital" or "SCC" or the "Company") operates three subsidiaries in three distinct business segments, although the Company has implemented an exit strategy with regard to the seasonal products segment, which is now considered a discontinued operation. Each subsidiary has a high degree of operating autonomy, with its own chief executive officer and management. Management of each company has equity interests and/or options and other incentives based primarily on the performance of its own subsidiary. The parent company management of Security Capital is primarily focused on strategic, financial and other senior level managerial issues, as well as potential new related or other acquisitions.

        As a result of a December 2000 acquisition, SCC has an 80% equity interest in WC Holdings, Inc. ("WC"). Security Capital owns, through its 98%-owned subsidiary, Primrose Holdings, Inc., 100% of the outstanding shares of common stock of Primrose School Franchising Company and one related service company (together referred to as "Primrose"). Through its 100%-owned subsidiary, Pumpkin Masters Holdings, Inc., SCC owns 100% of the outstanding shares of Pumpkin, Ltd. (together referred to as "Pumpkin"). Prior to a December 31, 2002 transaction whereby the 20% minority shareholders' stake in Pumpkin Masters Holdings, Inc. was purchased by the Company, Pumpkin Masters Holdings was an 80%-owned subsidiary. Security Capital owns 75% of P.D. Holdings, Inc., which owns 100% of the outstanding shares of Possible Dreams, Ltd. (together referred to as "Possible Dreams"). However, because of the October 22, 2003 Chapter 11 filing in bankruptcy court by Possible Dreams, the Company effectively lost control over this subsidiary as of that date, and therefore the results of operations and financial position for Possible Dreams have ceased to be included in the Company's consolidated statements of income or consolidated balance sheet after that date. For all reporting periods presented in this Report on Form 10-K, it has been reported in the consolidated statements of income as a discontinued operation.

        The three business segments of SCC are employer cost containment and health services, educational services, and seasonal products, but the seasonal products segment is now reported as a discontinued operation. The employer cost containment and health services segment consists of WC which provides services to employers and their employees primarily relating to industrial health and safety, industrial medical care, workers' compensation insurance and the direct and indirect costs associated therewith. The educational segment consists of Primrose which is engaged in the franchising of educational child care centers, with related activities in operations advisory, real estate and site selection services. Primrose also operated one educational child care center during the first five months of 2002, which it closed in May 2002. In January 2003, Primrose opened a new company-owned and operated educational child care center. The Primrose activities are national with the exception of the Northeast and Northwest. The seasonal products segment is now reported as a discontinued operation and consists of Pumpkin and, Possible Dreams prior to the date of deconsolidation. Pumpkin is engaged primarily in the business of designing, out-sourcing and distributing pumpkin carving kits and related Halloween accessories. The Company is actively marketing this subsidiary for sale and expects to conclude a sale during 2004. Possible Dreams did operate as a designer, importer, and distributor of collectible and fine quality figurines and, to a lesser extent, other specialty giftware before its Chapter 11 bankruptcy filing on October 22, 2003 and the subsequent sale of all of its non-real estate assets on November 30, 2003.

WC (Employer Cost Containment and Health Services Segment)

Background

        On December 21, 2000, the Company, through its subsidiary, WC Holdings, Inc., acquired Health Power, Inc., a Delaware corporation. The total consideration paid for 100% of Health Power common stock was $37,446,000. In addition, on April 1, 2001, the Company, through WC's subsidiary CompManagement, Inc. ("CompManagement"), acquired 100% of the outstanding stock of Trigon Administrators, Inc., a third party administrator ("TPA") in Virginia, Maryland and North Carolina. After contractual adjustments, the total consideration paid was $5,495,000. On October 1, 2002, CompManagement acquired all of the outstanding stock of Barron Risk Management Services, Inc., a TPA in Texas that offers various services for the administration of self-insured property and casualty programs. After contractual adjustments, the total consideration was $1,750,000. On October 3, 2003, CompManagement acquired all of the outstanding stock of Octagon Risk Services, Inc. ("Octagon"), a full-service claims administration and consulting services provider for workers' compensation, medical professional liability and general liability based in California. Total consideration paid was $30,000,000; net of cash, cash equivalents, and other investments that were liquidated, the price was $14,650,000 plus acquisition costs of $669,000. In November 2003, WC Holdings, Inc. was merged into Health Power, Inc., WC and the surviving entity was renamed WC Holdings, Inc.

Overview

        WC operates through its wholly-owned subsidiary, CompManagement. CompManagement provides various services to corporations and their employees primarily relating to workplace health and safety, occupational medical care, workers' compensation and employee benefits. These services are targeted at improving the health and safety of workplaces and employees, as well as reducing and managing employer long-term costs of workplace health and safety.

        CompManagement provides its services to over 53,000 businesses and had 1,221 employees as of December 31, 2003. Approximately 62% of CompManagement's revenue comes from Ohio, 48% post acquisition of Octagon Risk Services, where CompManagement is a market leader. Since 2001, CompManagement has diversified into other states and approximately 38% of its revenue comes from national operations. In addition to Ohio, CompManagement currently has offices in California, Georgia, Illinois, Maryland, Michigan, North Carolina, Pennsylvania, South Carolina, Texas, Virginia, Washington and West Virginia.

        CompManagement provides services reducing or containing employers' lost time and other workers' compensation costs and managing workers' compensation claims. These include consulting, training and education services to improve workplace health and safety. CompManagement also provides medical management and administrative services related to workers' compensation claims. In addition to workers' compensation, CompManagement provides the same claim and medical management services for auto, general and medical liability insurance throughout the United States.

CompManagement Services

        CompManagement offers services in two general categories: (1) claims administration services related to workers' compensation, auto, general and medical liability claims (these services are typically referred to as "third party administration" or "TPA" services) and (2) medical management of workers' compensation claims, or "MCO" services.

Non-medical Services

        CompManagement provides group rating services, risk management, medical cost containment and claims management services to employers with respect to workers' compensation, auto, general and medical liability claims as well as claims administration services for short-term disability and Family Medical Leave Act ("FMLA") claims. CompManagement's TPA services include the review and processing of an employer's workers' compensation claims, the design of individual programs to improve an employer's experience ratings, assisting employers before the Ohio Industrial Commission and The Ohio Bureau of Workers' Compensation (the "OBWC"), the performance of risk analysis for an employer's experience rating, the review of premium audits on behalf of employers and analysis of employers for inclusion in group rating plans. CompManagement also acts as a TPA of workers' compensation claims for self-insured employers. Each employer selects the types of services it desires and then enters into a contract with CompManagement to provide such services. These contracts are generally for a one-year period.

        CompManagement currently provides its TPA services to approximately 17,000 employers located throughout California, Georgia, Illinois, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington and West Virginia. Many Ohio employers have entered into contracts with CompManagement because of their participation in group rating plans sponsored by trade associations of which such employers are members. Larger organizations may choose to self-insure their workers' compensation risk and, in such cases, CompManagement serves as the program administrator.

MCO Services

        CompManagement provides medical management services for workers' compensation claims, primarily to Ohio employers, as well as to a smaller number of employers located in Georgia, Maryland, Virginia, North Carolina and Texas. CompManagement owns and operates a state-wide MCO under Ohio's Health Partnership Program. CompManagement currently serves approximately 52,000 employers located throughout Ohio. As an OBWC-certified and URAC-accredited (American Accreditation HealthCare Commission, Inc.) MCO, CompManagement provides medical management services for workers' compensation cases resulting from injuries suffered by employees arising out of the course and scope of their employment, as required by law. Because all workers' compensation claim liabilities are paid by the OBWC, CompManagement does not assume any risk for the payment of medical or disability benefits to employees with respect to their claims.

        MCO services provided in Ohio by CompManagement are offered pursuant to a contract with the OBWC. Under this contract, CompManagement is responsible for providing, among other things, a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer and employee relations and education programs; and health care fraud detection and reporting programs.

        Under its current OBWC contract, CompManagement receives an administrative fee equal to 4% of the annual workers' compensation premiums for employers assigned to its MCO. The administrative fee is paid monthly and is subject to setoffs if CompManagement does not meet certain criteria with respect to first report of injuries, bill submissions or data accuracy, or if CompManagement makes a misfiling of death claims. CompManagement is also eligible to earn an additional quarterly incentive fee of up to 3% of the annual workers' compensation premiums for employers assigned to its MCO based upon its attainment of certain return-to-work measurements established in the contract. In 2003, CompManagement also earned an additional 0.25% of the annual workers' compensation premiums because it enrolled a certain number of employers in the OBWC transitional work grant program by December 31, 2003.

        CompManagement owns or has arrangements with other state-wide health care provider networks in Ohio, Maryland, North Carolina, Texas and Virginia consisting of physicians, hospitals and ancillary providers. These networks include certain occupational health-based physician groups, which serve as its "anchor medical groups." The provider panel is credentialed using a multi-faceted peer review committee. CompManagement has a provider services department, which recruits new providers for its own network and offers educational materials and training seminars.

Customers and Marketing

        CompManagement markets its TPA and MCO services through its direct sales force of 58 persons who contact prospective and existing employer groups. In addition, CompManagement has relationships with over 500 independent insurance agencies and brokers. CompManagement maintains service centers in California, Georgia, Illinois, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington and West Virginia.

Competition

        The workers' compensation cost containment and medical management industry is fragmented and competitive. The market share in this industry is concentrated among a few companies, including CompManagement. The primary competitors of CompManagement are Gates McDonald and Frank Gates, which offer one or more services similar to those offered by CompManagement and numerous independent companies, typically operating on a regional basis. Some of CompManagement's competitors are significantly larger and have greater financial and marketing resources than CompManagement. The principal competitive factors are the range of services offered and responsiveness to customer needs. CompManagement competes principally on the basis of its specialization in the non-health claims management area, breadth of services, attention to customer service and independence from insurance carriers.

Government Regulation

        Regulation of CompManagement's TPA business varies on a state-by-state basis and ranges from no specific government regulation or oversight to specific licensing requirements. Its business is substantially dependent on the workers' compensation systems in Ohio and the other states in which it operates.

        CompManagement's MCO is certified and regulated by the OBWC under Ohio's Health Partnership Program. Its MCO is not, however, subject to Ohio's laws governing health insuring corporations, since it is not responsible for payment of health care claims or benefits, nor is it otherwise responsible for risk-bearing activities commonly associated with organizations licensed under Ohio's insurance laws.

        OBWC is required to pay to CompManagement an administrative fee for its medical management and administrative services, as well as an incentive payment, provided that CompManagement meets the performance criteria required by OBWC. These performance criteria are established in the MCO contract and primarily relate to the attainment of certain claim management and return to work measurements. The administrative and incentive payments to CompManagement are based on claims volume and a percentage of the total premium payments of employers managed by the MCO, respectively.

        CompManagement believes that its MCO is presently in compliance in all material respects with all applicable laws, regulations and certification requirements.

Employees

        As of December 31, 2003, CompManagement had approximately 1,221 employees, of which 829 were employed in connection with its TPA operations; 308 were employed in connection with its MCO operations; and 84 were employed in connection with corporate-wide administrative functions, including finance, human resources, information systems/information technology and management. CompManagement's employees are not represented by a union, and CompManagement considers its relationship with its employees to be good.

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

Overview

        Primrose is the exclusive franchiser of Primrose Schools, an industry leader in educational childcare services. The previous company-owned Primrose school was closed on May 31, 2002. A new company-owned unit opened in January 2003 and will serve an important role in testing new curricula and initiatives.

        As of December 31, 2003, Primrose consisted of 118 franchised locations in the southern, central and western United States. Additionally, as of that date, Primrose had awarded 38 franchise units that were in various stages of development and construction and seven option agreements for future development.

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

Operational and Business Services

        Primrose provides new franchisees with pre-opening training at corporate headquarters and existing franchised schools. Primrose has an ongoing operations support infrastructure that includes comprehensive business, operational and marketing plans for franchisees. Operations consultants provide consulting services and visit schools on a continual basis to ensure that Primrose's quality standards are maintained.

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

Competition and Markets

        Primrose Schools competes in the center-based for-profit sector of the childcare industry. Its principal competitors are Kids R Kids and Crème de la Crème. The industry is highly fragmented with an estimated 100,000 plus licensed childcare centers, of which only a small percentage consist of national for-profit child care "chains" such as Primrose. Management believes the fragmented nature of the industry, together with an increasing demand for educational childcare, provides growth opportunities for well-managed child centers with professional, owner-operated childcare providers.

        Management believes that the principal elements defining competitiveness are curriculum, product quality and consistency, well-trained staffing, strong customer service and good business center management. Although Primrose competes favorably with respect to these factors, some of Primrose School's competitors are larger and have greater financial resources, with a larger number of facilities and a broader national or regional presence.

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

Employees

        Primrose had 60 employees at December 31, 2003. Primrose's employees are all full-time employees. None of the employees of Primrose is represented by a labor union, and Primrose considers its relationship with its employees to be good.

Pumpkin (Formerly a Portion of Seasonal Products Segment—now reported in Discontinued Operations)

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

Overview

        Pumpkin is a leading designer, manufacturer and distributor of specialty products and related accessories targeted primarily at the Halloween and, to a lesser degree, Easter seasonal markets. Pumpkin outsources all of its manufacturing, assembling and packaging activities. Pumpkin distributes its products primarily throughout the United States but also in Canada and Europe to over 7,000 retail locations, including mass merchandiser, craft, grocery, hardware, garden and drug stores, and through mail order catalogues. Its business is highly seasonal in nature with approximately 88% of its annual shipments occurring in the third quarter.

Products

        Pumpkin designs, markets and distributes specialty products for Halloween and, to a lesser degree, Easter. Pumpkin's core product is a patented pumpkin carving kit. The Pumpkin Masters product line includes a variety of pumpkin carving kits containing different combinations of tools, saws and patterns for different ages and skill levels. The tools include patented saws and a patented Scraper Scoop for cleaning out the inside of a pumpkin. In addition, Pumpkin also currently sells and distributes a full line of Halloween products, including pumpkin carving and decorating (both adults and kids), trick-or-treat, home décor, and accessory items. For the Easter market, Pumpkin introduced its Exceptional Easter™ decorating kits beginning with Easter 2001.

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

        Third party vendors conduct all of Pumpkin's manufacturing and shipping activities. Since 1988, Pumpkin has used the same core group of domestic vendors to provide substantially all of its materials and to assemble, warehouse and ship its products. However, as of February 2003, Pumpkin has a new domestic vendor for warehousing, assembling and shipping product. Pumpkin is upgrading the vendor to raise the quality and service to both Pumpkin and Pumpkin's customers. Pumpkin uses vendors that are experienced in their respective fields and that manufacture each product to Pumpkin's specifications. Pumpkin has identified back-up and secondary sources for all major materials and services; however, the sudden loss or interruption of supply or service from one of the major vendors could have a material adverse effect on Pumpkin's results of operations and financial condition. Pumpkin currently splits some of its production between primary and back-up vendors. In addition, Pumpkin manufactures approximately 30 percent of its product in China. Pumpkin's import operations may be adversely affected by, among other things, political instability resulting in the disruption of trade from exporting countries, regulatory changes, increases in transportation costs or delay, any significant fluctuation in the value of the United States dollar against foreign currencies and restrictions on the transfer of funds.

        Based upon specific customer forecasted demand, Pumpkin begins manufacturing operations in January for the following Halloween season. The investment in inventory buildup is considerable, requiring Pumpkin to forecast customer demand accurately. To date, Pumpkin has been successful in forecasting demand with few write-downs of excess inventory or write-offs of obsolete inventory.

Patents and Other Proprietary Rights

        Pumpkin owns over 20 issued U.S. patents. The patents will expire at various times between 2007 and 2021. It also owns numerous registered trademarks and copyrights. Pumpkin believes that its proprietary products, protected by patents and other intellectual property rights, are integral to its success, and, accordingly, vigorously pursues intellectual property protection of its products and any perceived infringements of its intellectual property rights. If Pumpkin were to lose its patent protection prior to the expiration of the patents, it could have a material adverse effect on Pumpkin's results of operations and financial condition.

Competition and Markets

        Within the market for pumpkin carving products, Pumpkin currently enjoys a substantial market share. Pumpkin believes that its ownership of patents on its pumpkin carving kits is a significant barrier to entry into its market niche.

        Pumpkin has several competitors in the pumpkin carving product market. Its principal competitors are HMS Manufacturing and Paper Magic Group. The principal elements defining competitiveness are price, product design, patents, brand-identity and distribution. Although Pumpkin believes that it competes favorably with respect to these factors, some of Pumpkin's competitors are larger than Pumpkin and have greater financial resources, with a wider range of non-Halloween products and broader distribution channels.

Employees

        Pumpkin employed 28 people as of December 31, 2003, 22 of whom were full-time salaried employees, two of whom were part-time hourly employees and four who were contract labor/independent contractors. None of its employees is represented by a labor union, and Pumpkin considers its relationship with its employees to be good.

Possible Dreams (Formerly a Portion of Seasonal Products Segment—Now reported in Discontinued Operations)

Overview

        On October 22, 2003, Possible Dreams, Ltd. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Since that time, the Company has operated as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. Because of this filing, the Company effectively lost control over this subsidiary as of that date, and therefore the results of operations for Possible Dreams have ceased to be included in the Company's consolidated statements of income or consolidated balance sheet after that date. For all reporting periods presented in this Report on Form 10-K, Possible Dreams, Ltd. has been reported in the consolidated statements of income as a discontinued operation.

        On November 30, 2003, Possible Dreams, Ltd. sold all of its non-real estate assets to Willitts Designs International, Inc. for $5,976,000 in cash. The cash proceeds were used to pay down Possible Dreams' senior bank indebtedness. This asset sale was approved by the United States Bankruptcy Court for the Eastern Division of the District of Massachusetts in a ruling under a single closed bidding procedure previously filed with the court concurrent with Possible Dreams' filing for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern Division of the District of Massachusetts. Possible Dreams also sold its remaining assets, land and a building in Foxboro, Massachusetts, in February 2004 for $1,859,000, which will be used for payments to unsecured creditors as approved by United States Bankruptcy Court.

        Possible Dreams was a major designer, importer and distributor of fine quality collectibles and other specialty giftware. Possible Dreams was especially known for its handcrafted collectible Clothtique branded product line. Possible Dreams' products included the Clothtique Santa Collection, Clothtique Couture, The Clothtique Fine Arts Collection, Clothtique Champions and Clothtique Snowmen, as well as a variety of Angels and ornaments. Other branded lines included Flights of Fancy, Spring Surprises, Celtic Collection and Cagey Critters. Possible Dreams distributed its products throughout the United States to approximately 12,500 independent gift retailers, as well as to department stores, mail order houses and card and gift chains.

Available Information

        Security Capital Corporation files annual, quarterly and current reports, proxy statements and other information with the Securities and ExchangeCommission ("SEC"). You may read and copy any document Security Capital files at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a Web site (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Security Capital Corporation) file electronically with the SEC. Security Capital Corporation makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC, by contacting Diane M. LaPointe, Investor Relations, at (203) 625-0770.

ITEM 2. PROPERTIES.

        CompManagement, a wholly-owned subsidiary of WC, leases a 70,000 square foot office building in Dublin, Ohio, which is used as its principal office facilities. The lease for the building is for a term of 15 years, which began in 1997, provides for annual rent payments and requires CompManagement to pay all operating expenses for the building. The lease also provides for, among other things, three renewal options of five years each, an option to purchase the building and a right of first offer with respect to the sale of such building. The lease restricts CompManagement's ability to distribute funds and/or assets to WC or another affiliate unless CompManagement meets certain tangible net worth requirements. CompManagement also leases office space in other locations within Ohio, as well as California, Georgia, Illinois, Maryland, Michigan, North Carolina, Pennsylvania, South Carolina, Texas, Virginia, Washington and West Virginia. These spaces are used as regional offices and service centers for its operations.

        In June 2003, Primrose leased a facility with approximately 13,000 square feet in Acworth, Georgia, as its new corporate headquarters.

        Primrose School at Bentwater, also located in Acworth, Georgia, leased a building containing a total of 8,000 square feet and land where Primrose is now maintaining its company-owned and operated educational childcare operations.

        Prior to June 2003, Primrose leased a 4,500 square foot building in Cartersville, Georgia where it maintained all its operations, sales and administrative facilities. Also, prior to June 2003, Primrose leased 2,000 square feet in a nearby building where it maintains its real estate and development facilities.

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

        The Company entered into a lease for corporate holding company office space in Greenwich, Connecticut in November 2003 with rental payments to commence on March 1, 2004. The lease for the building is for a term of seven years and four months, provides for annual rent payments and requires the Company to pay all operating expenses for its prorata share of the building. The lease also provides for one renewal option for a period of five years.

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

        The Company's subsidiary, CompManagement, Inc., is party to a lawsuit brought by the Cleveland Bar Association which alleges that certain practices by this subsidiary and its hearing representatives in Ohio constitute the unauthorized practice of law. This matter will be resolved by the Ohio Board of Commissioners on the Unauthorized Practice of Law and by the Supreme Court of Ohio. CompManagement, Inc. believes that its practices do not differ from any other Ohio workers' compensation TPA and do not constitute the practice of law. The Company believes that the ultimate outcome of this action will not have a material adverse effect on the financial position or operating results of the Company.

        The Company's former subsidiary, Possible Dreams, is in Chapter 11 proceedings. Although the Company has no involvement in the proceedings and did not guarantee any of the liabilities of Possible Dreams, there are certain receivables that the Company has from Possible Dreams which may ultimately be settled for less than their full value. The Company believes that it has provided adequate reserves against these receivables to provide for any such reduced settlement. The Company also has a potential liability for an outstanding severance claim which it has agreed to pay in an amount equal to any portion not fully paid by the estate of Possible Dreams in its Chapter 11 liquidation settlement of such claim and has accrued for its possible outcome in current liabilities on its consolidated balance sheet at December 31, 2003. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the financial position or operating results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Class A Common Stock of Security Capital is traded on the American Stock Exchange (the "AMEX") under the symbol "SCC". The following table states the high and low sales prices for the Class A Common Stock on the AMEX for the quarterly periods indicated:

2003 PRICE RANGE			2002 PRICE RANGE
QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First—ended March 31	$8.34	$6.25	First—ended March 31	$10.00	$9.50
Second—ended June 30	$9.15	$6.33	Second—ended June 30	$10.00	$9.40
Third—ended September 30	$9.95	$6.70	Third—ended September 30	$10.10	$8.85
Fourth—ended December 31	$7.14	$6.00	Fourth—ended December 31	$9.15	$8.00

        As of March 22, 2004, there were approximately 775 stockholders of record of the Class A Common Stock and 6,450,587 shares outstanding, and 12 stockholders of record of the Common Stock and 380 shares outstanding. On such date, the closing price of the Class A Common Stock on the AMEX was $7.62.

        The Company has not paid any dividends to common stockholders for several years and has no current plans to pay any dividends in the foreseeable future. The Company has entered into various financing arrangements at the subsidiary level that may limit the ability to pay dividends to the parent company, thus limiting the parent company's ability to pay dividends to its stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

        The following table sets forth certain selected consolidated financial data for the Company. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8. of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. of this Form 10-K. All years have been restated to reflect the discontinued operations.

	YEARS ENDED DECEMBER 31,
	2003 (5)	2002 (4)(5)	2001 (4)(5)	2000 (4)(5)	1999 (4)(5)
	(in thousands, except per share data)
Revenues(2)	$94,432	$72,703	$61,286	$8,145	$4,228

Income (loss) from continuing operations(1), (2), (3), and (6)	5,352	5,123	678	(203)	680
Discontinued operations, net(1)	(1,969)	2,073	2,157	1,628	1,255

Income before cumulative effect of change in accounting principle(1), (2) and (3)	3,383	7,196	2,835	1,425	1,935
Cumulative effect of change in accounting principle, net(4)	—	(3,402)	—	—	—

Net income(1), (2), (3) and (4)	3,383	3,794	2,835	1,425	1,935
Less preferred stock accretion	(457)	(401)	(352)	(309)	(206)

Income available to common stockholders(1), (2), (3) and (4)	$2,926	$3,393	$2,483	$1,116	$1,729

Basic earnings (loss) per common share from continuing operations	$0.76	$0.73	$0.05	$(0.08)	$0.08
Basic earnings (loss) per common share from discontinued operations	(0.31)	0.32	0.34	0.25	0.20

Basic earnings per common share before cumulative effect of change in accounting principle	0.45	1.05	0.39	0.17	0.28
Cumulative effect of change in accounting principle	—	(0.52)	—	—	—

Basic earnings per common share after cumulative effect of change in accounting principle	$0.45	$0.53	$0.39	$0.17	$0.28

Diluted earnings (loss) per common share from continuing operations	$0.69	$0.66	$0.04	$(0.08)	$0.08
Diluted earnings (loss) per common share from discontinued operations	(0.31)	0.29	0.31	0.25	0.20

Diluted earnings per common share before cumulative effect of change in accounting principle	0.38	0.95	0.35	0.17	0.28
Cumulative effect of change in accounting principle	—	(0.48)	—	—	—

Diluted earnings per common share after cumulative effect of change in accounting principle	$0.38	$0.47	$0.35	$0.17	$0.28

Dividends per share of common stock	—	—	—	—	—

As of December 31	2003	2002	2001	2000	1999
Total assets	$123,138	$100,711	$107,285	$100,557	$55,320
Long-term obligations	26,611	18,612	36,760	38,890	19,870
Redeemable convertible preferred stock	3,725	3,268	2,867	2,515	2,206
Total stockholders' equity	$33,604	$30,678	$27,285	$24,789	$23,672

(1)
During the fourth quarter of 2003, income from continuing operations and net income included a loss on sale of investments of $251,000 by WC for investments liquidated which were acquired as part of the Octagon acquisition in October 2003. During the third quarter of 2003, a deferred tax asset of $2,420,000 was written off when it was deemed no longer realizable upon the deconsolidation of Possible Dreams from the Company's consolidated tax basis.

(2)
2002 revenue and net income included an incentive bonus of approximately $925,000 and $546,000, respectively, from the Ohio Bureau of Workers' Compensation earned at year-end 2002.

(3)
During the second quarter of 2002, net income included a net gain on the early extinguishment of debt associated with the Primrose refinancing of $808,000 relating to the repurchase of warrants, net of the write-off of original issue discount and deferred financing costs associated with the original debt.

(4)
During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142. The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002. The second step measured the amount of the impairment. An impairment was recognized in the seasonal products segment, and the impairment charge (net of tax benefit) has been reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142. (See Note 2 to the Consolidated Financial Statements.) In addition, the Company ceased recording amortization expense relating to goodwill effective January 1, 2002. Such amounts were $3,158,000, $1,424,000 and $1,192,000 for the years ended December 31, 2001, 2000 and 1999, respectively, inclusive of discontinued operation.

(5)
In October 2003, WC acquired Octagon. In October 2003, Possible Dreams ceased to be considered a subsidiary of the Company due to its bankruptcy filing. In October 2002, WC acquired Baron Risk Management Inc. In April 2001, WC acquired Trigon Administrators, Inc. In December 2000, the Company acquired WC Holdings and WC acquired Health Power, Inc. In April 1999, the Company acquired Primrose.

(6)
Gross profit is excluded from this presentation because as of December 31, 2003, the Company is accounting for its seasonal products segment as discontinued operations.

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

Revenue Recognition

        Employer cost containment and health services segment contract revenues are derived from claims management, administrative, consulting and managed care administration services that are recorded as earned based on the requirements and duration of the related contracts. Revenues from the managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the Ohio Bureau of Workers' Compensation. In addition, contract revenues are recorded for certain incentive awards when the claims are processed to which the incentive are related, and a bonus award is recorded in the year earned. Revenues on certain contracts have been deferred and are recognized in income on a pro rata basis over the related contract periods, which typically range between three and 12 months. Commission expense associated with these contracts is also deferred and recognized as an expense on a pro rata basis over the related contract periods. For services related to group rating contracts, fees are paid to the group's sponsor and netted against contract revenues. Contract revenues received in advance are included in deferred revenues.

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

        Revenues from product sales in the Company's discontinued operations (formerly the seasonal products segment) are recognized in the period in which the merchandise is shipped. Customers who purchase certain minimum quantities receive extended payment terms.

Goodwill and Other Intangible Assets

        Acquisitions are accounted for under the "purchase method" requiring the Company to record acquired tangible and intangible assets and assumed liabilities at fair value. The valuation of acquired assets and the resulting goodwill require certain estimates and assumptions that affect amounts reported in the Company's financial statements. Amounts recorded for tangible and definite-lived intangible assets affect future results of operations through depreciation and amortization expense.

        In addition, all acquired assets, including goodwill, are subject to tests for impairment. Starting January 1, 2002, the Company, under Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), must test goodwill for impairment at least annually, or more frequently if indications of possible impairment, exist, by comparing the net assets of each "reporting unit" with the current fair value of the reporting unit. If the current fair value of the reporting unit is less than its carrying amount, then a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit, including an amount for any "implied" goodwill. If implied goodwill exceeds the net carrying amount of goodwill, no impairment loss is recorded. Otherwise, an impairment loss is recognized for the difference.

        During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142. The first step was a screen for potential impairment which indicated that goodwill in the seasonal products segment was impaired as of January 1, 2002. The second step measured the amount of the impairment. An impairment was recognized in the seasonal products segment, and the impairment charge of $3,402,000 (net of tax benefit) has been reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142. At December 31, 2003 and 2002, the Company completed its annual tests for goodwill impairment, and at those dates no further impairment charge, beyond the previously-recorded impairment charge upon adoption on January 1, 2002, was necessary.

        The methodology used in performing these tests is a discounted cash flow approach to determine fair value. The discount rate used for each reporting unit was determined by assessing the appropriate risk level of the cash flows of the respective reporting units and adjusting the risk-free rate by a factor dependent upon this risk assessment. The terminal period cash flow of the respective reporting units was based upon assigning what management believed to be appropriate multiples of earnings before income taxes, depreciation and amortization for companies of similar size and in the industry in which the each of the units operates.

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

        Significant estimates included within the financial statements include sales return and discount reserves, allowance for doubtful accounts, inventory obsolescence reserves, bankruptcy accrual, the Company's ability to utilize carry forward tax benefits, and the fair value and economic lives of intangible assets, including those assumptions made in the course of performing the SFAS 142 impairment tests of goodwill, as discussed above under "Goodwill and Other Intangible Assets."

Results of Operations—2003 Compared to 2002

        Security Capital reported income from continuing operations of $5,352,000 and net income of $3,383,000 for the year ended December 31, 2003. This compares to income from continuing operations of

$5,123,000, income before cumulative effect of change in accounting principle of $7,196,000 and net income of $3,794,000 for the year ended December 31, 2002. The poor performance of the former seasonal products segment, now classified as discontinued operations, further depressed 2003's net income. Discontinued operations loss was $1,969,000 for the year ended December 31, 2003 as compared to income of $2,073,000 during the prior year. 2003's loss from discontinued operations also included a $2,420,000 write-off of a deferred tax asset considered no longer realizable after the deconsolidation for tax purposes of the subsidiary in which it arose.

        During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142, and impairment was recognized in the seasonal products segment. The impairment charge of $3,402,000 (net of tax benefit) was reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142. There was no cumulative effect of change in accounting principle in 2003.

        Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle was $11,152,000, $10,332,000 and $2,797,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company reported basic and diluted earnings per common share from continuing operations of $0.76 and $0.69, respectively, for the year ended December 31, 2003 as compared to basic and diluted earnings per common share of $0.73 and $0.66, respectively, for the year ended December 31, 2002. The Company reported basic and diluted earnings per common share of $0.45 and $0.38, respectively, for the year ended December 31, 2003 as compared to basic and diluted earnings per common share before cumulative effect of change in accounting principle of $1.05 and $0.95, respectively, and after cumulative effect of change in accounting principle of $0.53 and $0.47, respectively, for the year ended December 31, 2002.

        Beginning in early 2004, the Company experienced a decline in operating results for a portion of the employer cost containment and health services segment. This portion of the business has been affected by competitive pressures as well as by changes in the formula mandated by the Ohio Bureau of Workers Compensation, which will reduce the employer cost containment and health services' segment income from operations by approximately $850,000 and the overall Company's net income by approximately $510,000 in 2004 and that this will continue in future years.

        Revenues for the year ended December 31, 2003, as compared to the same period of the prior year, increased by $21,729,000 or 30% to $94,432,000. The increase was driven primarily by the employer cost containment and health services segment. This segment's $20,138,000 or 31% increase resulted from the inclusion of revenues from the Octagon operations acquired in October 2003, the inclusion of revenues from the Barron operations in Texas acquired in late 2002, the addition of the City of Baltimore workers' compensation administration contract signed in September 2002, the opening of the Atlanta office in October 2002, and the addition of the Virginia Municipal League and Southeast U.S. contracts in the first quarter of 2003.

        Educational services segment revenues increased by $1,591,000 or 19% to $9,834,000 for the year ended December 31, 2003 as compared to the prior year. This increase was primarily attributable to royalty revenue increases. Total royalty revenue of the educational segment earned from system revenues increased by $1,166,000 or 17% to $8,077,000 for the year ended December 31, 2003 as compared to the prior year, due to same school revenue increases and the revenue contributions made by the 13 new schools opened since December 31, 2002. As an additional performance measure of the increasing success of the educational services segment's concept, the Company monitors the revenues generated by its franchisees. Total education system revenue, or gross revenue of all educational-based child care center franchisees, increased by $16,173,000 or 16% to $115,365,000 for the year ended December 31, 2003 as compared to the prior year. This increase was generated as a result of a 12% increase in the number of educational-based childcare centers, which was 118 and 105 as of December 31, 2003 and 2002, respectively.

        Selling, general and administrative expense increased by $22,107,000 or 39% to $79,459,000 for the year ended December 31, 2003 as compared to the prior year, almost entirely due to increases in the employer cost containment and health services segment. This increase was primarily due to an increase in this segment's additional expense directly associated with the start-up of new revenue streams from the Octagon operations (acquired in October 2003), the Texas operations (acquired in late 2002), the City of Baltimore contract (occurring in September 2002) and the opening of the Atlanta office (occurring in October 2002), to expenses relating to support of a national sales initiative and expenses related to the unauthorized practice of lawsuit litigation.

        Amortization and depreciation expense increased by $174,000 or 8% to $2,441,000 for the year ended December 31, 2003, as compared to the prior year. This was primarily due to higher amortization expense in the employer cost containment and health services segment resulting from the acquisition of amortizable intangible assets as part of the Octagon acquisition in October 2003. The higher levels of amortization expense were, however, partially offset by decreases in depreciation expense in both the employer cost containment and health services segment and in the educational services segment. The lower depreciation in the employer cost containment and health services segment was due to certain office furniture and equipment in the main Ohio offices being fully depreciated by the end of 2002. The lower depreciation in the educational services segment was due to the lower depreciation at the new company-owned school opened in 2003 compared to that of the former company-owned school, which was closed in mid-2002.

        Interest expense decreased by $2,068,000 or 57% to $1,565,000 for the year ended December 31, 2003 as compared to the prior year. The employer cost containment and health services segment's interest expense decreased due to lower debt levels for the first nine months of the year preceding the Octagon acquisition and its concurrent financing, and as a result of scheduled term debt repayments and lower borrowing rates. The educational services segment's interest expense also declined for the year ended December 31, 2003 as compared to the prior year due to the refinancing of that segment's debt on April 5, 2002.

        Income tax expense increased by $524,000 or 13% to $4,693,000 for the year ended December 31, 2003 as compared to the year ended December 31, 2002, mainly due to the increase in pre-tax income. The effective tax rate was 42.1% and 40.4% for the years ended December 31, 2003 and 2002, respectively.

Discontinued Operations

        The segment previously reported as seasonal products has been reclassified to discontinued operations at December 31, 2003 in accordance with the requirements of SFAS 144. This former segment is comprised of Possible Dreams and Pumpkin.

        Because of the October 22, 2003 Chapter 11 filing in bankruptcy court by Possible Dreams, the Company effectively lost control over this subsidiary as of that date, and therefore the results of operations for Possible Dreams have ceased to be included in the Company's consolidated statements of income or consolidated balance sheet after that date. For all reporting periods presented in this Report on Form 10-K, it has been reported in the consolidated statements of income as a discontinued operation.

        Although the Company has no involvement in Possible Dreams' Chapter 11 proceedings and did not guarantee any of the liabilities of Possible Dreams, there are certain receivables that the Company has from Possible Dreams which may ultimately be settled for less than their full value. The Company believes that it has provided adequate reserves against these receivables to provide for any such reduced settlement. The Company also has a potential liability for an outstanding severance claim which it has agreed to pay in an amount equal to any portion not fully paid by the estate of Possible Dreams in its Chapter 11 liquidation settlement of such claim and has reserved for its possible outcome in current liabilities on its December 31, 2003.

        During the fourth quarter of 2003, the Company committed to a plan to sell the operations of Pumpkin Masters and hired an investment bank to draft plans for the immediate sale of the unit. Pumpkin Masters was included in the seasonal products segment. During the fourth quarter, the investment bankers began actively soliciting offers for the sale of Pumpkin Masters and together with management have determined that the sale of Pumpkin Masters is probable and will close in 2004. Accordingly, as of December 31, 2003, the assets and operations of pumpkin masters have been classified as a discontinued operation in accordance with Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The comparable assets of both Possible Dreams and Pumpkin have been reclassified in the Consolidated Balance Sheets at December 31, 2002 and December 31, 2001 for comparability.

        Discontinued results for the years ended December 31, 2003, 2002 and 2001 are as follows:

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Results of discontinued operations (net of income tax expense of $2,351, $660, and $1,259 in 2003, 2002 and 2001, respectively)	$(1,911,000)	$2,425,000	$2,521,000
Minority interests in income of discontinued operations	(58,000)	(352,000)	(364,000)

Results of discontinued operations after minority interests	$(1,969,000)	$2,073,000	$2,157,000

        The poor performance of Possible Dreams for the first 10 months of 2003 prior to its bankruptcy filing was the primary contributor to the reduction in income in discontinued operations for the year ended December 31, 2003 as compared to the prior year.

        Because the Company is the majority owner of Possible Dreams, and because the minority interest shareholder has no legal obligation to fund his share of Possible Dream's net deficit, no minority interest in the net losses of Possible Dreams has been recorded.

Results of Operations—2002 Compared to 2001 (All amounts have been reclassified to reflect the removal of discontinued operations from continuing operations.)

        Security Capital reported income from continuing operations of $5,123,000, income before cumulative effect of change in accounting principle of $7,196,000 and net income of $3,794,000 for the year ended December 31, 2002. This compares to income from continuing operations of $678,000 and net income of $2,835,000 for the year ended December 31, 2001. During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142, and impairment was recognized in the seasonal products segment. The impairment charge of $3,402,000 (net of tax benefit) was reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142. There was no cumulative effect of change in accounting principle in 2001. The Company reported basic and diluted earnings per share from continuing operations of $0.73 and $0.66, respectively, basic and diluted earnings per common share before cumulative effect of change in accounting principle of $1.05 and $0.95, respectively, and basic and diluted earnings per common share after cumulative effect of change in accounting principle of $0.53 and $0.47, respectively, for the year ended December 31, 2002 as compared to basic and diluted earnings per common from continuing operations of $0.05 and $0.04, respectively, and basic and diluted earnings per common share of $0.39 and $0.35, respectively, for the year ended December 31, 2001.

        Revenues for the year ended December 31, 2002, as compared to the same period of the prior year, increased by $11,417,000 or 19% to $72,703,000. The increase was driven primarily by the employer cost containment and health services segment. This segment's $10,826,000 or 20% increase resulted from general growth (including from the Barron acquisition and the new City of Baltimore contract) as well as from new integrated disability management service products and the inclusion of $2,599,000 in first quarter revenues from Trigon Administrators, which was purchased on April 1, 2001.

        Educational services segment revenues increased by $591,000 or 8% to $8,243,000 for the year ended December 31, 2002 as compared to the prior year. This increase was primarily attributable to royalty revenue increases of $998,000 or 17% resulting from the growth of this segment's franchise network as offset by the $407,000 decrease in revenues due to the closure of the former company-owned and
-operated school in May 2002. Eleven new schools opened during 2002, including a company-owned school which replaced the older company-owned school closed during May 2002. The new school, Primrose-Bentwater, has received a certificate of occupancy and is therefore considered a school opened in 2002 but did not actually begin true childcare operations until January 2003 and therefore did not contribute to 2002 revenues. As an additional measure of the performance of the educational services segment, the Company monitors the revenues generated by its franchisees. Total education system revenues, or gross revenues of all educational-based child care center franchises, increased by $13,873,000 or 17% to $99,192,000 for the year ended December 31, 2002 as compared to the prior year. This increase was generated as a result of an 11% increase in the number of educational-based childcare centers, which numbered 105 and 95 as of December 31, 2002 and 2001, respectively.

        Selling, general and administrative expense increased by $8,765,000 or 18% to $57,352,000 for the year ended December 31, 2002 as compared to the prior year, almost entirely due to increases in the employer cost containment and health services segment. This increase resulted from adding staff and expenses relative to this segment's growth initiatives and also from the Trigon Administrators, Inc. acquisition on April 1, 2001 and the Barron Risk Management Services, Inc. acquisition on October 1, 2002.

        Amortization and depreciation expense decreased by $2,703,000 or 54% to $2,267,000 for the year ended December 31, 2002, as compared to the prior year, primarily due to the application of the new rules on accounting for goodwill and other intangible assets effective January 1, 2002, resulting in the cessation of amortization of goodwill. Amortization expense of goodwill included in the results shown for the year ended December 31, 2001 was $2,433,000.

        Interest expense decreased by $529,000 or 13% to $3,633,000 for the year ended December 31, 2002 as compared to the same period of the prior year. The employer cost containment and health services segment's interest expense decreased by $1,059,000 due to interest savings resulting from the prepayment of this segment's subordinated debt. This decrease, however, was partially offset by the educational segment's interest expense increase. This segment's interest expense increased on a net basis by $360,000 as its decrease in interest expense due to reduced average debt levels was more than offset by its increase in interest expense due to a write-off of original issue discount and deferred financing costs associated with the debt that was refinanced. See Note 8 to the Consolidated Financial Statements contained in this Report on Form 10-K for further discussion of this refinancing and the attendant gain on the early extinguishment of debt.

        Income tax expense increased by $2,328,000 or 126% to $4,169,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001, due to the increase in pre-tax income partially offset by a decrease in the effective tax rate from 66% for the year ended December 31, 2001 to 40% for the year ended December 31, 2002. The decline in the effective income tax rate for the year ended December 31, 2002 as compared with the prior year was attributable to the fact that the prior year's results contained non-tax-deductible goodwill amortization whereas the results for 2002, contain no goodwill amortization in accordance with the adoption of SFAS 142 on January 1, 2002.

Consolidated Taxes on Income

        The effective income tax rate was 42% in 2003 compared to 40% in 2002 and 66% in 2001. See Note 16 "Income Taxes" of the notes to the consolidated financial statements for additional analysis of income taxes.

Liquidity and Capital Resources

        Cash and cash equivalents increased by $8,504,000 from $3,141,000 at December 31, 2002 to $11,645,000 at December 31, 2003.

        The employer cost containment and health services segment's cash increased due primarily to cash flow from the TPA group rating program. Some of this cash was transferred to the corporate holding company pursuant to the tax sharing agreement. There was a cash increase of $3,891,000 in the employer cost containment and health services segment and a cash increase of $3,442,000 in the holding company. Cash also increased in the educational services segment by $1,171,000 due primarily to franchise awards granted during the year ended December 31, 2003.

        The Company's consolidated working capital deficit increased by $267,000 from a deficit of $17,265,000 at December 31, 2002 to a deficit of $17,532,000 at December 31, 2003. The net change was primarily due to the employer cost containment and health services segment's $2,306,000 increase in its working capital deficit and an increase in working capital of approximately $2,000,000 relating to deferred taxes of the seasonal product segment. The employer cost containment and health services segment acquired Octagon in October 2003 at a point in the year where Octagon's deferred revenue was high. Thus, it acquired a working capital deficit balance. As with the segment generally, Octagon has an unearned revenue due to its recording of unearned revenues as cash is received, which builds at various points in the year and then is recognized in income as earned over the balance of the year. Current portion of term debt in this segment also increased by $1,933,000 from December 31, 2002 to December 31, 2003 as a direct result of the financing of the Octagon acquisition.

        The Company, in aggregate, maintains three revolving lines of credit, with no amounts outstanding and $11,126,000 of availability (reflective of borrowing base restrictions) at December 31, 2003. The Company's employer cost containment and health services segment maintains an $8,000,000 revolving line of credit, which had no amounts outstanding and $8,000,000 of availability at December 31, 2003. The Company's educational services segment maintains a $1,000,000 revolving line of credit, which had no amounts outstanding and $1,000,000 of availability at December 31, 2003. Discontinued operations (Pumpkin) maintain a $7,500,000 revolving line of credit, which had no amounts outstanding and $2,126,000 of availability (reflective of borrowing base restrictions) at December 31, 2003. Borrowings under the Company's revolving lines of credit are limited to a borrowing base which could restrict availability.

        Total term debt, inclusive of current debt maturities, capital lease obligations and discontinued operations debt, increased by $5,556,000 from $31,145,000 at December 31, 2002 to $36,701,000 at December 31, 2003. This increase was due to new debt of $18,000,000 in the employer cost containment segment to finance the Octagon acquisition. This increase was partially offset by the reduction of the Company's term debt resulting from the deconsolidation of the Possible Dreams, and from the payment of the note owing with respect to the purchase of the 20% stake held by minority shareholders in Pumpkin Holdings (see Note 8 to the Consolidated Financial Statements contained in this Report on Form 10-K). Current maturities of term debt were $10,843,000 at December 31, 2003. The Company is party to one interest rate swap agreement at December 31, 2003 which is further described in Note 8 to the Consolidated Financial Statements contained in this Report on Form 10-K.

        Term debt of the Company's continuing operations at December 31, 2003 and December 31, 2002 was comprised of the following components:

	DECEMBER 31,
	2003	2002
Primrose Term Loan payable in 8 quarterly installments ranging from $600,000 to $732,000 through December 31, 2004; the loan bears interest at the Eurodollar rate plus 2.5% or prime rate plus 0.5% (3.65% at December 31, 2003)	2,928,000	5,328,000
WC Holdings capital lease for computer equipment payable through May 2003	—	68,000
WC Holdings note to Community Insurance payable in annual installments of principal and interest through May 31, 2004 with interest imputed at 8%	481,000	910,000
WC Holdings senior term debt payable in monthly installments through 2009; interest payable monthly; $8,500,000 of the principal bears a fixed 7.6% rate; the maturity date of the interest rate swap fixing this rate is December 2005, but this swap is cancelable at the lender's option after December 2003; the remainder of the debt carries a rate of prime minus 1/2% or LIBOR plus 1.75% basis points (3.17% and 3.75% at December 31, 2003 and 2002, respectively)	31,480,000	15,771,000
Less amounts representing interest on capital leases		(10,000)

Total term debt	$34,889,000	$22,067,000

        Scheduled maturities of long-term debt and other obligations for the next five years are as follows:

  $10,843,000 (inclusive of $1,812,000 related to discontinued operations)—2004; $5,622,000—2005; $5,622,000—2006; $5,622,000—2007; and $8,992,000—2008 and thereafter.

        Term debt has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), leverage ratios, interest coverage ratios, fixed charge ratios and maximum lease expenses.

        The Company is not in compliance with its EBITDA covenant at Pumpkin. Management expects to be in compliance with the covenants on all debt in the foreseeable future except for Pumpkin's EBITDA covenant. Management believes it has the ability to refinance the Pumpkin debt in the near future. Borrowings under the bank credit agreements are secured by a pledge of substantially all of the Company's assets as well as a pledge of the Company's share ownerships in the subsidiaries.

        During 2003, WC Holdings spent $1,436,000 on capital expenditures relating primarily to computer system upgrades throughout all of WC Holdings' locations. Aside from these capital expenditures at WC Holdings, the Company had no other major capital expenditures during 2003. In addition to computer system upgrades performed in the normal course of business, WC Holdings expects to incur approximately $1,350,000 in capital expenditures in 2004. These expenditures relate primarily to furniture and leasehold improvements for its Octagon subsidiary. Aside from these capital expenditures at WC Holdings, the Company expects no major capital expenditures during the 2004 calendar year.

        The Company's quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter or year. Such factors include, but are not limited to, those listed under "Forward Looking Statements" later in this Item 7. of this Report on Form 10-K. The Company believes that cash flows from operating activities, as well as its available borrowings under the revolving credit facilities, will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for at least the next 12 months, although there can be no assurance in this regard. The Company is continually evaluating financing alternatives as a means of improving its liquidity and continually evaluating strategic alternatives in order to maximize stockholder value and enhance stockholder liquidity. On January 14, 2004, the Company entered into a $30,000,000 senior subordinated debt financing. Pursuant to the financing, the Company issued a $30,000,000 senior subordinated promissory note, due September 30, 2008, to a mezzanine lender. The note bears interest at an initial rate equal to 10% per annum, subject to adjustment upwards to 16% per annum effective upon the earlier of September 30, 2004 or the occurrence of certain triggering events under the note.

        At a meeting of the Board of Directors of Security Capital held on January 12, 2004, the Board approved the proposed senior subordinated debt financing and discussed various possible uses of the proceeds thereof. In view of the various possible uses of the proceeds of the financing discussed at the Board meeting, Brian D. Fitzgerald, the President, Chief Executive Officer and Chairman of the Board of Security Capital and the controlling person of the Company's majority stockholder, Capital Partners, Inc., suggested that the Board consider authorizing the formation of a Special Committee consisting of independent members of the Board. The Special Committee would be responsible for reviewing the use of proceeds of the senior subordinated debt financing, including possible strategic alternatives for the Company generally, some of which could involve a conflict of interest between the stockholders of the Company affiliated with Capital Partners, Inc. and the unaffiliated stockholders of the Company. The possible uses of proceeds and strategic alternatives discussed at the Board meeting included the following: (i) the purchase by the Company or one or more of its affiliates of some or all of the outstanding capital stock of the Company, either through open market or private purchases, a tender offer, a merger or other plan of recapitalization; (ii) an extraordinary dividend by the Company to provide liquidity to the Company's stockholders; (iii) the buyback of capital stock of one or more of the subsidiaries of the Company currently held by members of management of the subsidiaries; and/or (iv) the funding of future acquisitions. Mr. Fitzgerald also informed the Board that at this time Capital Partners, Inc. and its affiliates are not interested in selling their controlling equity interest in Security Capital and do not intend to vote in favor of any transaction that would cause them to sell such controlling interest or that would cause Security Capital to dispose of any of its core assets. Capital Partners, Inc. and its affiliates have not made any offer or proposal to the Company with respect to any possible transaction, but reserve the right to do so in the future.

        Upon the closing of the senior subordinated debt financing on January 14, 2004, the Special Committee was formed.

        On February 19, 2004, WC entered into an interest rate swap with a notional amount of $10,000. This new swap is in addition to the existing WC interest rate swap referenced in Note 8. The new swap effectively fixes the rate on variable-rate debt for a five-year period ending February 2009 and is intended to qualify as a hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Long-Term Debt	34,889	9,031	11,244	11,244	3,370
Capital Lease Obligations	—	—	—	—	—
Operating Leases	29,335	6,366	11,412	8,296	3,261
Purchase Obligations(1)	1,350	1,350	—	—	—
Management Fees	1,378	1,378	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	662	—	662	—	—
Total	67,614	18,125	23,318	19,540	6,631

        The Company's convertible redeemable preferred stock is redeemable for $2.7 million on April 6, 2004 and redeemable for $5 million on April 6, 2007. However, because the convertible redeemable preferred shares are convertible to shares of common stock of the Company, the Company has not recorded the possible redemption as a contractual obligation. See footnote 9 of the consolidated financial statements for additional discussion.

  (1)
  Purchase obligation represents purchase commitments entered into for office furniture and leasehold improvements.

New Accounting Pronouncements

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The FASB agreed to defer the effective date of FIN No. 46 for non SPE variable interest entities acquired prior to February 1, 2003 until the end of periods ending after March 15, 2004. FIN No. 46 defines the concept of "variable interest" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. The Company has not identified any variable interest entities that must be consolidated.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The Company has reviewed the requirements of SFAS No. 150 as it applies to its freestanding financial instruments and has determined that it did not have an impact on its consolidated financial condition or results of operations.

Forward Looking Statements

        This filing contains "forward-looking" statements within the meaning of the "safe harbor" provisions of the Private Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers' compensation insurance in Ohio, California and the other states in which the Company's employer cost containment and health services segment operates the Company's ability to enhance its existing services and successfully introduce and market new services, new service developments by the Company's competitors, market acceptance of new services of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, interest rates, the Company's ability to attract qualified franchisees or access to financing for these franchisees, the effects on the Company if a lender to one of the Company's subsidiaries utilizes remedies available to it upon an event of default on loans at one of the Company's subsidiaries, and decisions relative to and the outcome of any such decisions regarding strategic alternatives with respect to maximizing stockholder value and enhancing stockholder liquidity.

Quarterly Information (Unaudited)

        The following is a summary of operating results by quarter (dollar amounts in thousands, except per share amounts). All periods have been restated to reflect the removal of discontinued operations from continuing operations.

	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
2003:
Total revenues	$20,347	$20,590	$21,587	$31,908
Income (loss) from continuing operations(1),(5) and (6)	1,385	1,164	1,151	1,652
Discontinued operations (net)(1)	(1,005)	(823)	95	(236)
Net income(1)	380	341	1,246	1,416
Income available to common stockholders(1)	271	229	1,130	1,296
Basic earnings (loss) per common share from continuing operations	0.20	0.16	0.16	0.24
Diluted earnings (loss) per common share from continuing operations	0.18	0.15	0.14	0.22
Basic earnings per common share	0.04	0.04	0.17	0.20
Diluted earnings per common share	0.03	0.02	0.14	0.18
2002:
Total revenues(2)	$17,543	$17,435	$17,380	$20,345
Gross profit	15,602	15,359	15,165	17,898
Income from continuing operations(1), (2) and (3)	1,166	1,690	680	1,587
Discontinued operations (net)	(718)	56	2,976	(241)
Income before cumulative effect of change in accounting principle(2) and (3)	448	1,746	3,656	1,346
Cumulative effect of change in accounting principle(net of income tax benefit of $2,420)(4)	(3,402)	—	—	—
Net income (loss)(2), (3) and (4)	(2,954)	1,746	3,656	1,346
Income (loss) available to common stockholders(2), (3) and (4)	(3,049)	1,647	3,554	1,241
Basic earnings per common share from continuing operations	0.17	0.25	0.09	0.22
Diluted earnings per common share from continuing operations	0.15	0.23	0.08	0.20
Basic earnings per common share before cumulative effect of change in accounting principle	0.05	0.26	0.55	0.19
Diluted earnings per common share before cumulative effect of change in accounting principle	0.04	0.23	0.49	0.17
Basic earnings (loss) per common share after cumulative effect of change in accounting principle	(0.47)	0.26	0.55	0.19
Diluted earnings (loss) per common share after cumulative effect of change in accounting principle	(0.44)	0.23	0.49	0.17

(1)
In the fourth quarter of 2003, income from continuing operations and net income included a loss on sale of investments of $251,000 by WC for investments liquidated which were acquired as part of the Octagon acquisition in October 2003. The third quarter of 2003 income from discontinued operations and net income included the write off of a deferred tax asset of $2,420,000 when it was deemed no longer realizable upon the deconsolidation of a subsidiary from the Company's consolidated tax basis.

(2)
The fourth quarter of 2002 revenue and net income included an incentive bonus of approximately $925 and $546, respectively, from the Ohio Bureau of Workers' Compensation earned at year-end 2002.

(3)
The second quarter of 2002 net income included a net gain on the early extinguishment of debt associated with the Primrose refinancing of $808 relating to the repurchase of warrants net of the write-off of original issue discount and deferred financing costs associated with the original debt.

(4)
The Company has applied the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed in SFAS 142. The first step was a screen for potential impairment which indicated that goodwill in the former seasonal products segment (now reclassified as discontinued operations) was impaired as of January 1, 2002. The performance of the second step of the impairment test measured the amount of the impairment to be $3,402 (net of tax benefit of $2,420) which the Company has reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with the prescribed guidance in SFAS 142. Accordingly, the first quarter amounts for 2002 shown in the above table have been restated to be reflective of this change.

(5)
Gross profit has been excluded from this presentation because as of December 31, 2003, the Company is accounting for its seasonal products segment as a discontinued operation.

(6)
During the fourth quarter, the Company fully reserved receivables from and advances to Possible Dreams and recorded contingent liabilities resulting in expense of $502 being recorded as a result of its bankruptcy filing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a one percentage point change in interest rates would have increased or decreased interest expense by approximately $263,000 and $302,000 for the years ended December 31, 2003 and 2002, respectively. To lessen the risk from these interest rate fluctuations, the Company entered into an interest rate swap transaction. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        All schedules, except for Schedule I, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable and therefore have been omitted or the information has been included within the financial statements.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Security Capital Corporation

        We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 2 and 20 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

                      /s/ Ernst & Young LLP

Stamford, Connecticut
March 22, 2004

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	DECEMBER 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$11,645	$3,141
Accounts receivable (less allowances for doubtful accounts of $999 and $658, respectively)	16,468	8,584
Deferred income taxes	1,618	1,035
Other current assets	1,465	642
Current assets of discontinued operations	4,425	13,466

Total current assets	35,621	26,868
Property and equipment, net	4,196	3,470
Goodwill (less accumulated amortization of $3,798)	59,284	49,300
Franchise agreements (less accumulated amortization of $1,970 and $1,553, respectively)	6,780	7,197
Other intangible assets, net	7,062	2,128
Deferred income taxes	2,707	—
Long-lived assets of discontinued operations	7,044	11,478
Other assets	444	270

Total assets	$123,138	$100,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and other obligations	$9,031	$6,628
Accounts payable	2,859	1,963
Accrued expenses and other liabilities	18,322	8,282
Unearned revenue	20,263	13,385
Notes payable	—	887
Current liabilities of discontinued operations	2,678	12,988

Total current liabilities	53,153	44,133
Long-term debt	25,858	15,439
Other long-term obligations	441	907
Deferred income taxes	—	483
Long-term liabilities of discontinued operations	312	2,266
Losses in excess of investment in Possible Dreams	1,401	—
Minority interests	4,644	3,537
Redeemable convertible preferred stock (redemption value at April 6, 2006—$5,000), $.01 par value, 2,500,000 shares authorized; 500,000 shares issued and outstanding	3,725	3,268
Commitments and contingencies (Note 19)
Stockholders' equity:
Common stock, $.01 par value, 7,500 shares authorized; 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized; 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	65,670	66,127
Accumulated deficit	(32,046)	(35,429)
Less: treasury stock, at cost, 7,722 shares	(85)	(85)

Total stockholders' equity	33,604	30,678

Total liabilities and stockholders' equity	$123,138	$100,711

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Revenues:
Employer cost containment and health services	$84,598	$64,460	$53,634
Educational services	9,834	8,243	7,652

Total revenues	94,432	72,703	61,286
Selling, general and administrative expenses	79,459	57,352	48,587
Amortization and depreciation	2,441	2,267	4,970

Operating income	12,532	13,084	7,729
Interest expense	(1,565)	(3,633)	(4,162)
Other income (expense)	185	881	(770)

Income from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	11,152	10,332	2,797
Income tax expense	(4,693)	(4,169)	(1,841)
Minority interest in income of consolidated subsidiaries	(1,107)	(1,040)	(278)

Income from continuing operations before cumulative effect of change in accounting principle	5,352	5,123	678
(Loss) income from discontinued operations (net of income tax expense of $2,351, $660, and $1,259 in 2003, 2002 and 2001, respectively)	(1,969)	2,073	2,157

Income before cumulative effect of change in accounting principle	3,383	7,196	2,835
Cumulative effect of change in accounting principle (net of income tax benefit of $2,420)	—	(3,402)	—

Net income	3,383	3,794	2,835
Less preferred stock accretion	(457)	(401)	(352)

Income available to common stockholders	$2,926	$3,393	$2,483

Basic earnings per common share from continuing operations	$0.76	$0.73	$0.05
Basic (loss) earnings per common share from discontinued operations	(0.31)	0.32	0.34

Basic earnings per common share before cumulative effect of change in accounting principle	0.45	1.05	0.39
Cumulative effect of change in accounting principle	—	(0.52)	—

Basic earnings per common share	$0.45	$0.53	$0.39

Diluted earnings per common share from continuing operations	$0.69	$0.66	$0.04
Diluted (loss) earnings per common share from discontinued operations	(0.31)	0.29	0.31

Diluted earnings per common share before cumulative effect of change in accounting principle	0.38	$0.95	$0.35
Cumulative effect of change in accounting principle	—	(0.48)	—

Diluted earnings per common share	$0.38	$0.47	$0.35

Basic weighted average shares used in computation	6,451	6,451	6,444

Diluted weighted average shares used in computation	6,536	7,133	6,648

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Number of Shares Issued*	Common Stock*	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2001	6,442,689	$65	$66,782	$(42,058)	$—	$24,789
Net income	—	—	—	2,835	—	2,835
Accretion of redeemable convertible preferred stock	—	—	(352)	—	—	(352)
Purchase of treasury stock (Class A)	(7,722)	—	—	—	(85)	(85)
Issuance of 16,000 shares of Class A common stock upon exercise of stock options	16,000	—	98	—	—	98

Balance, December 31, 2001	6,450,967	65	66,528	(39,223)	(85)	27,285
Net income	—	—	—	3,794	—	3,794
Accretion of redeemable convertible Preferred stock	—	—	(401)	—	—	(401)
Balance, December 31, 2002	6,450,967	65	66,127	(35,429)	(85)	30,678
Net income	—	—	—	3,383	—	3,383
Accretion of redeemable convertible preferred stock	—	—	(457)	—	—	(457)

Balance, December 31, 2003	6,450,967	$65	$65,670	$(32,046)	$(85)	$33,604

*
Includes both Common Stock and Class A Common Stock

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2002	2001
Income from continuing operations before cumulative effect of change in accounting principle	5,352	5,123	678
Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting principle to net cash provided by operating activities of continuing operations:
Gain on sale of Texas land	(107)	—	—
Loss on sale of marketable securities	251	—	—
Deferred income taxes	744	161	1,805
Warrant income	—	220	(89)
Amortization	1,067	1,824	3,391
Depreciation	1,629	1,755	2,014
Minority interest in income of consolidated subsidiaries	1,107	1,392	642
Unrealized (gain) loss on derivative	(245)	378	529
Changes in operating assets and liabilities, net of effects of acquisitions and of deconsolidation of a subsidiary:
Accounts receivable	(3,024)	(2,384)	(118)
Inventories	—	—	—
Other current assets	(455)	290	1,462
Accounts payable, accrued expenses and other liabilities	6,223	6,755	522

Net cash provided by operating activities of continuing operations	12,542	15,514	10,836

Cash flows from investing activities:
Capital expenditures	(1,538)	(1,807)	(664)
Proceeds on sale of Texas land	107	—	—
Cash flows from discontinued operations	354	—	—
Proceeds on sale of investments—Octagon	11,402	—	—
Payments for acquired businesses and intangible assets (net of acquired cash of $4,374 in 2003)	(26,295)	(3,383)	(6,849)

Net cash used in investing activities of continuing operations	(15,970)	(5,190)	(7,513)

Cash flows from financing activities:
Issuance of common stock	—	—	98
Purchase of treasury stock	—	—	(85)
Proceeds from long-term borrowings	18,978	4,240	4,289
Repayments of long-term borrowings	(5,987)	(14,493)	(4,604)
Repurchase of warrants	—	(1,554)	—
Payments of capital leases	(169)	(120)	(91)
Deferred financing costs incurred	(3)	(212)	(698)
Proceeds from lines of credit	28,051	24,478	11,267
Repayment of lines of credit	(28,938)	(24,190)	(12,167)

Net cash provided by (used in) financing activities of continuing operations	11,932	(11,851)	(1,991)

Increase (decrease) in cash and cash equivalents	8,504	(1,527)	1,332
Cash and cash equivalents, beginning of period	3,141	4,668	3,336

Cash and cash equivalents, end of period	$11,645	$3,141	$4,668

Interest paid	$1,926	$3,479	$4,900

Income taxes paid	$709	$498	$351

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(Amounts in thousands, except share and per share amounts)

1.     Organization and Description of Business

        Security Capital Corporation ("Security Capital") operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments. Currently, Security Capital has three operating subsidiaries (together with Security Capital, referred to as the "Company"), known as WC Holdings ("WC"), Primrose Holdings, Inc. ("Primrose") and Pumpkin Masters Holdings, Inc. ("Pumpkin"). These three subsidiaries are in three distinct business segments, although the Company has implemented an exit strategy with regard to the seasonal products segment which consists of Pumpkin and Possible Dreams, which are discontinued operations. WC Holdings is an 80%-owned subsidiary which provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers' compensation insurance. WC's activities are primarily centered in California, Ohio, Virginia, Maryland and, to a lesser extent, in other Middle Atlantic states, Indiana and Washington. Primrose is a 98.5%-owned subsidiary involved in the franchising of educational child care centers. Currently, Primrose schools are located throughout the United States except in the Northeast and Northwest.

        The seasonal products segment is now reported as a discontinued operation and consists of Pumpkin and, previously, also of P.D. Holdings, Inc. ("Possible Dreams") through the date of deconsolidation. Pumpkin is a 100%-owned subsidiary engaged in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories. Pumpkin distributes its products primarily throughout the United States and also in Canada. The Company is actively marketing this subsidiary for sale and expects to conclude a sale during 2004. Therefore, for the all reporting periods presented, it has been reported as a discontinued operation. Possible Dreams is a 75%-owned subsidiary that formerly operated as a designer, importer and distributor of giftware and collectible figurines. Possible Dreams distributed its products throughout the United States. However, because of the October 22, 2003 Chapter 11 filing in bankruptcy court by Possible Dreams, the Company effectively lost control over this subsidiary as of that date, and therefore the accounts of Possible Dreams have ceased to be included in the Company's consolidated statements of income or consolidated balance sheet after that date. For all reporting periods presented, Possible Dreams has been reported as a discontinued operation.

2.     Summary of Significant Accounting Policies

Consolidation

        The accompanying consolidated financial statements include the accounts of Security Capital and its subsidiaries other than Possible Dreams which was deconsolidated on October 22, 2003. All significant intercompany balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

        On July 22, 2003, the Company sold a 25% interest in Possible Dreams Ltd.'s parent company, P.D. Holdings, Inc., for nominal consideration to Russell F. Peppet, the newly-named Chairman and CEO of Possible Dreams Ltd. This sale was the first step in the Company's plan to divest its entire interest in its Possible Dreams subsidiary and was intended to incent Mr. Peppet to effectively manage Possible Dreams until an orderly disposition of the remainder of the business could be achieved. The Company recorded a net charge of approximately $2,400 in the third quarter in connection with this transaction, relating to the write-off of a deferred tax asset which can no longer be utilized as a result of the sale of the interest to Mr. Peppet. In addition, because the Company's investment in this subsidiary is negative, the sale of a portion of it generated a gain which was, however, not recorded by the Company because the minority interest shareholder has no legal obligation to fund his share of Possible Dreams' net deficit. This subsidiary subsequently filed a plan of liquidation under Chapter 11 of the United States Bankruptcy Code on October 22, 2003. Because of this Chapter 11 filing by Possible Dreams, the Company effectively lost control over this subsidiary as of that date, and therefore Possible Dreams was deconsolidated on that date.

Basis of Presentation

        Prior to October 22, 2003, Possible Dreams was a consolidated entity and the Company was required to record all of the losses of Possible Dreams since the non-Company interests were not required to absorb their share of the losses (25%) because their investment was fully absorbed by losses.

        Accordingly, the Company's results of operations include the operating results of Possible Dreams through October 22, 2003 (date of deconsolidation). The balance sheet at December 31, 2003 does not contain the assets and liabilities of Possible Dreams due to the deconsolidation. This deconsolidation resulted in a negative investment in Possible Dreams of $1,401 which represents losses in excess of investment, which has been recorded as a deferred credit on the Company's balance sheet until such time as the liquidation process is finalized by the bankruptcy court and the Company is legally released from liability relating to Possible Dreams. The Company will not record any additional losses from Possible Dreams as the Company believes it has no further obligations to Possible Dreams.

        The following summarized balance sheet information of Possible Dreams is presented as follows at October 22, 2003 (date of deconsolidation) and December 31, 2002:

	October 22, 2003 (Unaudited)	December 31, 2002
Accounts receivable, net	$6,518	$2,758
Inventory, net	2,420	4,192
Current assets	9,678	7,549
Total Assets	11,220	9,368
Notes payable	9,727	7,342
Current liabilities	12,253	9,449
Stockholders' deficit	(1,401)	(577)

        At October 31, 2003, the Company had approximately $2,000 of capital loss carryforwards resulting from the bankruptcy filing of Possible Dreams which have been fully reserved for due to the uncertainty with respect to the ultimate realization of such losses.

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

        Significant estimates included within the financial statements include sales return and discount reserves, allowance for doubtful accounts, inventory obsolescence reserves, the Company's ability to utilize carry forward tax benefits, and the fair value and economic lives of intangible assets, including those assumptions made in the course of performing goodwill impairment testing. The methodology used to determine fair value in performing these tests was a discounted cash flow approach. The discount rate used for each reporting unit was determined by assessing the appropriate risk level of the cash flows of the respective reporting units and adjusting the risk-free rate by a factor dependent upon this risk assessment. The terminal value of the respective reporting units was based upon assigning what management believed to be appropriate multiples of earnings before income taxes, depreciation and amortization for companies of similar size and in the industry in which the each of the units operate.

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

        The educational services segment recognizes royalties based on a percentage of the monthly revenues of the franchisees. Franchise fees are collected at various intervals prior to the opening of a school and the recognition of the revenue is deferred until the franchised school has been certified for occupancy, which is generally concurrent with the commencement of operations. Assignment fees are earned for site identification and preparation for the construction of the school, including zoning permits. Assignment fees are recognized upon the closing of the purchase of the property by the franchisees and the funding of their construction loans. Transfer fees are earned upon sale of an existing franchise to another franchisee. Real estate services fees are earned for consulting services related to engineering and architectural design services provided to the franchisees during the construction of the school. The real estate services fees, like franchise fees, are recognized upon the certification of occupancy of the school. Option fees are received to initiate an option agreement which reserves a designated area for a stated period of time. When option agreements are exercised, the option fee is applied to the franchise fee, and revenue for this is recognized as stated above. Forfeited fees include fees applicable to the termination of the franchise agreements and assignments or for the expiration of option agreements. The Company typically collects any fee specified in the agreement and recognizes it as income at the time of the termination or expiration. All fees received prior to being earned are recorded as unearned revenue.

        Revenues from product sales in the discontinued operations (our former seasonal products segment) are recognized in the period in which the merchandise is shipped.

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

        A summary of the changes in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 is as follows. The analysis has been restated to give effect to the removal of Pumpkin and Possible Dreams in 2002 and 2001 for comparability.

	2003	2002	2001
Balance at beginning of year	$658	$288	$612
Provisions	713	481	1,427
Deductions	(372)	(111)	(1,751)

Balance at end of year	$999	$658	$288

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

        The Company adopted the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. During 2002, the Company completed the transitional test for impairment of goodwill using the two-step process prescribed in SFAS 142. The first step was a screen for potential impairment which indicated that goodwill in its former seasonal products segment was impaired as of January 1, 2002. The performance of the second step of the impairment test measured the amount of the impairment to be $3,402 (net of tax benefit of $2,420), which the Company has reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with the prescribed guidance in SFAS 142. The Company also performed the first annual required impairment test of goodwill at December 31, 2002. The result of this test was that no further impairment was present.

        At December 31, 2003, the Company performed its required annual impairment assessment. As a result of these procedures, no impairment was recognized.

        The methodology used in performing these tests is a discounted cash flow approach to determine fair value. The discount rate used for each reporting unit was determined by assessing the appropriate risk level of the cash flows of the respective reporting units and adjusting the risk-free rate by a factor dependent upon this risk assessment. The terminal period cash flow of the respective reporting units was based upon assigning what management believed to be appropriate multiples of earnings before income taxes, depreciation and amortization for companies of similar size and in the industry in which the each of the units operates.

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

        Curriculum agreements related to Primrose are being amortized over a period 10 years, and their remaining life at December 31, 2003 is six years.

Franchise Agreements

        Franchise agreements related to Primrose are being amortized over a period of 21 years, and their remaining life at December 31, 2003 is 17 years.

Fair Value of Financial Instruments

        Financial instruments, other than the interest rate swap discussed below, consist of current assets (except inventories), current liabilities, notes payable, long-term debt and other long-term obligations. Current assets and current liabilities are carried at cost, which approximates fair value due to the short-term nature of these items. Notes payable, long-term debt and other long-term obligations bear interest at current market rates and, accordingly, their carrying values approximate fair value.

Derivative Financial Instruments

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. The Company uses financial instruments to manage its exposures to movements in interest rates. The use of the financial instruments modifies the exposure of these risks from variable to fixed with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives. The fair value of derivatives is recorded in the consolidated balance sheets in other long-term obligations. At December 31, 2003 and 2002, this liability was $662 and $907, respectively. The Company assesses changes in the fair value of their derivative instruments and records any changes in fair market value in the consolidated statements of income as such instruments are not being accounted for as hedges. These gains and losses on derivative instruments are reflected in the consolidated statements of income in other income (expense).

Impairment of Long-lived Assets, Other than Goodwill

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30 Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 was effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002.

        The Company reviews long-lived assets, including its definite-lived intangible assets, for impairment using the three-step approach prescribed in SFAS 144. Under this three-step approach, the Company needs to: (a) consider whether indicators of impairment of long-lived assets are present, (b) if indicators of impairment are present, determine whether the sum of undiscounted cash flows attributable to the assets in question is less than the assets' carrying amount, and (c) if the sum of the undiscounted cash flows is less than the assets' carrying value, recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. As of December 31, 2003, the Company has determined that there is no need to recognize any impairment losses on its long-lived assets.

Warrant Obligations

        Warrants to acquire subsidiary shares issued in connection with the acquisitions of the subsidiaries could be settled in cash at the option of the holders. There were no warrants outstanding at December 31, 2003 or December 31, 2002. During 2002, the remaining warrants outstanding were repurchased and a gain was recognized and recorded as other income. During 2002 and 2001, the estimated fair value of the warrants had been recorded as liabilities and changes in the estimated fair value of the warrants were recorded as other income (expense) in the respective consolidated statements of income.

Redeemable Convertible Preferred Stock

        Differences between the carrying value of the redeemable convertible preferred shares and their redemption values are accreted using the interest method over the remaining estimated period to redemption (2 1/4 years), by charges to additional paid-in capital.

Debt Discount Amortization

        Differences between the carrying value and the face amount of the debt were amortized to interest expense over the life of the debt using the effective interest method. This amortization ended in April 2002 with the refinancing of the Primrose debt.

Advertising Costs

        Advertising costs which are expensed when incurred were $211, $290 and $314 for 2003, 2002, and 2001, respectively.

Stock Options

        The Company measures compensation cost for stock options issued to employees using the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, when the exercise price of the Company's stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by Statement No. 148, Accounting for Stock-Based Compensation—Transitions and Disclosure, an amendment to FASB Statement

No. 123, ("SFAS 148"). The disclosures with respect to the aggregate effect of all subsidiary and Security Capital stock options as required by SFAS 148 are set forth below

	2003	2002	2001
Income available to common stockholders, as reported	$2,926	$3,393	$2,483
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	—	—	47
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards granted since January 1995, net of related tax effects and minority interest	(860)	(787)	(597)

Pro forma income available to common stockholders	$2,066	$2,606	$1,933

Earnings (Loss) Per Common Share
Basic from continuing operations—as reported	$0.76	$0.73	$0.05
Basic from continuing operations—pro forma	$0.63	$0.61	$(0.04)
Basic from Discontinued operations	$(0.31)	$0.32	$0.34
Basic before cumulative effect of change in accounting principle—as reported	$0.45	$1.05	$0.39
Basic before cumulative effect of change in accounting principle—pro forma	$0.32	$0.93	$0.30
Cumulative effect of change in accounting principle	$0.00	$(0.52)	$0.00
Basic after cumulative effect of change in accounting principle—as reported	$0.45	$0.53	$0.39
Basic after cumulative effect of change in accounting principle—pro forma	$0.32	$0.41	$0.30
Diluted from continuing operations—as reported	$0.69	$0.66	$0.04
Diluted from continuing operations—pro forma	$0.56	$0.55	$(0.05)
Diluted from Discontinued operations	$(0.31)	$0.29	$0.31
Diluted before cumulative effect of change in accounting principle—as reported	$0.38	$0.95	$0.35
Diluted before cumulative effect of change in accounting principle—pro forma	$0.26	$0.84	$0.26
Cumulative effect of change in accounting principle	$0.00	$(0.48)	$0.00
Diluted after cumulative effect of change in accounting principle—as reported	$0.38	$0.47	$0.35
Diluted after cumulative effect of change in accounting principle—pro forma	$0.26	$0.36	$0.26

        Pro forma information regarding income available to common stockholders and earnings per share as required by SFAS 123 have been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rate of 3.73%, 4.90% and 4.00%, respectively; dividend yield of 0%, 0% and 0%, respectively; volatility factor of the expected market price of the Company's common stock of .228, .207 and .238, respectively; and a weighted-average expected life of the options of 4.3, 7.5 and 8.5 years, respectively.

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

Earnings Per Common Share

        Basic earnings per common share is based on the weighted average number of Common and Class A Common shares outstanding and earnings (loss) applicable to common shareholders. The sum of Common Stock and Class A Common Stock is used because the two classes are identical except for certain transfer restrictions. Diluted earnings per common share is based on the weighted average shares outstanding and the dilutive effect, if any, of outstanding stock options of both the subsidiaries and the parent and of convertible securities of the parent.

Income Taxes

        The Company computes income taxes using the liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities, using presently enacted rates.

New Accounting Pronouncements

        In January 2003, the FASB issued FIN NO. 46, "Consolidation of Variable Interest Entities." The FASB agreed to defer the effective date of FIN No. 46 for non SPE variable interest entities acquired prior to February 1, 2003 until the end of periods ending after March 15, 2004. FIN No. 46 defines the concept of "variable interest" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. The Company has not identified any variable interest entities that must be consolidated.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The Company has reviewed the requirements of SFAS No. 150 as it applies to its freestanding financial instruments and has determined that it did not have an impact on its consolidated financial condition or results of operations.

3.     Acquisitions

        In connection with the financing of various acquisitions, the Company borrowed funds under bank credit agreements (see Notes 7 and 8). Under terms of the bank credit agreements, the borrowings are secured by a pledge of all assets of the WC Holdings subsidiary businesses, and by the capital stock of WC Holdings held by the Company. The costs associated with such financing were recorded as deferred financing costs and are being amortized over the life of the related debt agreements (see Note 1).

Trigon Administrators, Inc.

        On April 1, 2001, the Company's subsidiary, WC, Inc., acquired 100% of the outstanding common stock of Trigon Administrators, Inc. ("Trigon"), a third party administrator ("TPA") in Virginia, Maryland, and North Carolina. The results of operations of Trigon for the nine months ended December 31, 2001 have been included in the consolidated financial statements. The acquisition has been accounted for as a purchase, with the purchase price of $5,495 allocated as follows based on estimated fair values at the date of acquisition:

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

Barron Risk Management, Inc.

        On October 1, 2002, WC Holdings acquired all of the outstanding stock of Barron Risk Management, Inc. ("Barron"), a Texas corporation, which was a subsidiary of UICI, a Delaware Corporation. Barron is TPA that offers various services for the administration of self-insured property and casualty programs and is one of the largest administrators of workers' compensation programs in the region. It markets and sells its services in Texas and the surrounding states. The Company paid approximately $1,750 in cash, to purchase 100% of Barron's book of business. The acquisition has been accounted for as a purchase, with the purchase price in excess of the fair value of tangible assets acquired of $1,000 allocated to health care membership client lists.

20% of Minority Interest in Pumpkin Masters Holdings, Inc.

        On October 31, 2002, Pumpkin Masters Holdings, Inc. executed its call provisions under the original Asset Purchase Agreement dated June 27, 1997 pursuant to which Pumpkin Masters Holdings, Inc. was granted the right to call all 200 shares of minority interest in Pumpkin Masters Holdings, Inc. at a pre-negotiated formula price based on a multiple of Pumpkin Ltd.'s EBITDA, as defined, less outstanding debt. Pumpkin Masters Holdings, Inc. consummated this transaction on December 31, 2002 by issuing a note for the full amount payable of $2,352. The note accrued interest at the rate of 10% per annum and was paid in full on March 5, 2003. This transaction was accounted for as a purchase, with the purchase price in excess of the fair value of tangible assets acquired of $944 allocated to goodwill.

Octagon Risk Services, Inc.

        On October 3, 2003, WC, through its subsidiary, CompManagement, Inc. ("CMI"), acquired all of the outstanding shares of Octagon Risk Services, Inc. ("Octagon"), a Minnesota corporation, from The St. Paul Companies, Inc., a Delaware corporation. Octagon, based in Oakland, California, provides workers' compensation and professional liability claims administration and consulting services primarily in the western United States, including California. The Octagon acquisition was intended to expand the Company's geographical presence and was effected pursuant to the Stock Purchase Agreement entered into by CMI and The St. Paul Companies dated October 3, 2003. As consideration for all of the outstanding shares of Octagon, CMI paid to The St. Paul Companies the aggregate amount of $30,000. The purchase price is subject to an adjustment based upon the working capital of Octagon as of the closing date.

        The total amount of funds necessary to consummate the transaction was provided by Bank One, N.A. pursuant to an amended and restated loan agreement which combined CMI's existing term loan with a new borrowing of $18,000 related to the Octagon purchase. As part of the amended and restated loan agreement, an interim term loan was provided to finance the remaining purchase price until the investments acquired from Octagon could be efficiently liquidated. This interim loan was repaid in full in October 2003. In addition, CMI and its parent holding company, WC, entered into an $8,000 revolving credit commitment evidenced by an amended and restated revolving credit note. The revolving credit commitment replaced the current commitment that was in place. (see Notes 7 and 8).

        The results of operations of Octagon for the three months ended December 31, 2003 have been included in the financial statements. The acquisition has been accounted for as a purchase, with the purchase price of $30,669, including $669 of acquisition costs, preliminarily allocated as follows based on estimated fair values at the date of acquisition:

Cash	$4,374
Investments	11,653
Health provider costing and membership client lists (5 years)	5,525
Deferred tax assets	6,797
Other assets	6,273
Goodwill	9,984
Unearned revenue	(6,026)
Accrued liabilities	(5,631)
Deferred tax liabilities	(2,280)

Total	$30,669

        Certain portions of the deferred tax asset are subject to revision upon their potential utilization by the former owners in 2003. Any changes to such amounts will be reflected as an adjustment to the purchase price of Octagon and will impact the related goodwill balance.

Pro Forma Financial Information

        The following unaudited pro forma financial information presents the combined results of the Company, Trigon and Octagon as if the Trigon acquisition had taken place on January 1, 2001 and as if the Octagon acquisition had taken place on January 1, 2002. The pro forma amounts give effect to certain adjustments, including the amortization of intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future:

Pro forma:	YEAR ENDED December 31, 2003	YEAR ENDED December 31, 2002	YEAR ENDED December 31, 2001
	(unaudited)	(unaudited)	(unaudited)
Revenue	$120,811	$102,908	$63,904
Income from continuing operations before cumulative effect of change in accounting principle	4,657	3,969	747
Income before cumulative effect of a change in accounting principle	2,688	6,042	2,904
Net income	2,688	2,640	2,904
Income available to common stockholders	2,231	2,239	2,552
Basic earnings per common share from continuing operations	$0.65	$0.55	$0.06
Basic earnings per common share before cumulative effect of a change in accounting principle	$0.35	$0.87	$0.40
Basic earnings per common share	$0.35	$0.35	$0.40
Diluted earnings per common share from continuing operations	$0.59	$0.48	$0.05
Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.28	$0.79	$0.36
Diluted earnings per common share	$0.28	$0.31	$0.36

4.     Discontinued Operations

        During the fourth quarter of 2003, the Company committed to a plan to sell the operations of Pumpkin Masters and hired and investment bank to draft plans for the immediate sale of the unit. Pumpkin Masters was included in the seasonal products segment. During the fourth quarter, the investment bankers began actively soliciting offers for the sale of Pumpkin Masters and together with management have determined that the sale of Pumpkin Masters is probable and will close in 2004. Accordingly, as of December 31, 2003, the assets and operations of Pumpkin Masters have been classified as a discontinued operation in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        During the fourth quarter of 2003, Possible Dreams filed for bankruptcy protection. Possible Dreams was included in the seasonal products segment. At the date of filing, management anticipated the liquidation and effectively lost control over the assets and operations of the subsidiary and therefore deconsolidated the accounts of Possible Dreams. Possible Dreams losses in excess of the Company's investment have been classified as a deferred credit in the balance sheet until such time as the plan of liquidation is finalized.

        The Company has restated its prior financial statements to present the operating results of the seasonal products segment as a discontinued operation. The seasonal products segment net sales were $21,600, $29,700 and $31,900 for the periods ended December 31, 2003 (which includes the results of Possible Dreams through the date of deconsolidation), 2002 and 2001, respectively.

        The assets and liabilities of the seasonal products segment included in the assets and liabilities of discontinued operations at December 31, 2003 and 2002 consist of the following (in thousands):

	2003	2002
Cash	$534	$3,271
Accounts receivable, net	2,584	4,318
Inventory	1,076	4,880
Other assets	231	997

Current assets of discontinued operations	$4,425	$13,466

Property, plant and equipment, net	$388	$1,998
Intangible assets, net	6,656	7,014
Deferred income taxes	—	2,466

Long-lived assets of discontinued operations	$7,044	$11,478

Notes Payable	$1,812	$9,856
Accounts payable and accrued expenses	866	3,132

Current liabilities of discontinued operations	$2,678	$12,988

Long-term liabilities of discontinued operations	$312	$2,266

        Although the Company has no involvement in Possible Dreams' Chapter 11 proceedings and did not guarantee any of the liabilities of Possible Dreams, there are certain receivables that the Company has from Possible Dreams which may ultimately be settled for less than their full value. The Company believes that it has provided adequate reserves against these receivables to provide for any such reduced settlement. The Company also has a potential liability for an outstanding severance claim which it has agreed to pay in an amount equal to any portion not fully paid by the estate of Possible Dreams in its Chapter 11 liquidation settlement of such claim and has reserved for its possible outcome in current liabilities on the Consolidated Balance Sheet at December 31, 2003.

        Discontinued results for the years ended December 31, 2003, 2002 and 2001 are as follows:

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Results of discontinued operations (net of income tax expense of $2,351, $660, and $1,259 in 2003, 2002 and 2001, respectively)	$(1,911)	$2,425	$2,521
Minority interests in income of discontinued operations	(58)	(352)	(364)

Results of discontinued operations after minority interests	$(1,969)	$2,073	$2,157

5.     Property and Equipment, Net

	DECEMBER 31,
	2003	2002
Buildings and improvements	$698	$432
Computer equipment and software	6,547	4,923
Machinery and equipment	192	235
Furniture and fixtures	1,720	1,483

	9,157	7,073
Less accumulated depreciation	(4,961)	(3,603)

Total	$4,196	$3,470

6.     Intangible Assets, Net

	DECEMBER 31,
	2003	2002
Patents	$76	$69
Deferred financing costs	1,215	1,211
Curriculum	313	264
Health provider costing and membership client lists	6,678	1,153

	8,282	2,697
Less accumulated amortization	(1,220)	(569)

Total	$7,062	$2,128

7.     Notes Payable

        WC and Primrose each have short-term borrowing facilities under bank credit agreements. Each such agreement contains restrictive covenants which prohibit or limit certain actions, including levels of capital expenditures, investments and incurrence of additional debt, and which require the maintenance of defined levels of profitability and tangible net worth. As a result, there are restrictions on the transfer by the subsidiaries of their net assets to the parent company.

        Concurrent with a February 28, 2002 amendment to WC's senior term debt with Bank One to allow prepayment of the subordinated debt prior to repayment of the senior term debt, the revolving facility was increased from $4,500 to $5,000. In August 2002, WC further amended its existing loan agreement to increase the available revolving credit facility from $5,000 to $7,000 and the extension of the expiration of the facility to December 2003. It was previously December 2002.

        In October 2003, concurrent with the purchase of Octagon by WC and the financing of that transaction (see Note 8 for details as to term debt portion of this transaction), CMI and its parent holding company, WC, entered into an $8,000 Revolving Credit Commitment evidenced by an amended and restated revolving credit note. The revolving credit commitment replaced the current commitment that was in place. The expiry of the revolving credit commitment is December 2006.

        WC, therefore, had a $8,000 line of credit at December 31, 2003 ($7,000 at December 31, 2002) under which $0 and $287 were borrowed at December 31, 2003 and 2002, respectively, at an interest rate of LIBOR plus 175 basis points (3.50% and 3.75% at December 31, 2003 and 2002, respectively).

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

        On September 30, 2003, the Primrose revolving facility, which was due to expire on that date, was extended by amendment to expire on November 30, 2003 and further extended in November until December 31, 2003. On December 31, 2003, the terms of the Primrose note dated April 5, 2002 were further amended as follows with respect to the revolving facility: the expiration was changed to December 31, 2004 and the applicable rate for the revolving portion of the agreement now bears interest at the Eurodollar rate plus 2.0% or prime. See Note 8 for details of the term debt portion of the December 31, 2003 amendment.

        Primrose, therefore, had a $1,000 line of credit at December 31, 2003, under which $0 and $600 was borrowed at December 31, 2003 and 2002 respectively, at the greater of the prime rate or LIBOR plus 2.75% (3.92% and 4.25% at December 31, 2003 and 2002, respectively). Borrowing capacity under the line was $1,000 at December 31, 2003.

8.     Long-term Debt and Other Obligations

	DECEMBER 31,
	2003	2002
Primrose Term Loan payable in 8 quarterly installments ranging from $600 to $732 through December 31, 2004; the loan bears interest at the Eurodollar rate plus 2.5% or prime plus 0.5% (4.38% at December 31, 2003)	2,928	5,328
WC Holdings capital lease for computer equipment payable through May 2003	—	68
WC Holdings note to Community Insurance payable in annual installments of principal and interest through May 31, 2004 with interest imputed at 8%	481	910
WC Holdings senior term debt payable in monthly installments through 2009; interest payable monthly; $8,500 of the principal bears a rate of 1 month LIBOR; the maturity date of the interest rate swap fixing this rate (7.6%) is December 2005, but this swap is cancelable at the lender's option after December 2003; the remainder of the debt carries a rate of prime minus 1/2% or LIBOR plus 1.75% basis points (3.17% and 3.75% at December 31, 2003 and 2002, respectively)	31,480	15,771

	$34,889	$22,077
Less amounts representing interest on capital leases	—	(10)

Total term debt and other obligations	$34,889	$22,067

        Scheduled maturities of long-term debt and other obligations for the next five years are as follows:

  $9,031—2004; $5,622—2005; $5,622—2006; $5,622—2007; and $8,992—2008 and thereafter.

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

        The Company has a tax sharing agreement with its subsidiaries, under which income tax liabilities at each subsidiary are determined on a stand-alone basis, with amounts payable to Security Capital as the consolidated taxpayer. With respect to Pumpkin's, Primrose's and WC and subsidiaries' term loan and bank credit arrangements, any amounts remitted to Security Capital in excess of amounts approved by the lenders are required to be set aside, and are pledged to the lenders as additional collateral for the borrowings at such subsidiaries. At December 31, 2003, no such amounts were set aside and pledged as collateral under such arrangements.

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

        In February 2003, pursuant to an amendment to its existing loan agreement with Bank One N.A. which was executed in late December 2002 but not funded until February 2003, WC Holdings raised an additional $1,000 in term debt. This $1,000 related to the October 1, 2002 Barron Risk Management, Inc. acquisition which had been funded by the Bank One revolving facility at that time. This $1,000 term debt was added to the term indebtedness already existing, and the maximum availability under the revolving facility was left unchanged from the existing $7,000 line of credit. This additional amount of $1,000 term indebtedness carries an interest rate of prime minus 1/2% or Eurodollar plus 2 1/4%. Principal payments of this additional $1,000 of term debt are in accordance with the existing amortizing term debt—payable in monthly installments through January 2005. During the second quarter of 2003, an interest refund of $233 for prior and current periods' overcharge of interest expense by the lender on the WC Holdings senior term debt was received and recorded as a reduction in interest expense.

        The total amount of funds necessary to purchase Octagon Risk Services, Inc. in October 2003 (see Note 3) was provided by Bank One, N.A. pursuant to an Amended and Restated Loan Agreement which combined CMI's existing term loan with a new borrowing of $18,000 related to the Octagon purchase. As part of the Amended and Restated Loan Agreement, an interim term loan was provided to finance the remaining purchase price until the investments acquired from Octagon could efficiently liquidated. This interim loan was repaid in full in October 2003.

        The Company refinanced its debt at Primrose on April 5, 2002. The terms of the new debt are as follows: a $3,200 term loan repayable at $624 per quarter beginning July 15, 2002 bearing interest at the prime rate plus 2.0%, an additional $4,000 of non-amortizing term debt with a balloon payment due in September 2003 bearing interest at the Eurodollar rate plus 1.0% and a revolving facility of $1,000 (of which $681 was drawn at closing) bearing interest at the Eurodollar rate plus 3.0% or the prime rate plus 0.5%, expiring in September 2003. To secure this debt, Primrose has pledged all of its assets, Primrose Holdings and the Company have guaranteed the debt and the Chairman of the Company issued a personal guarantee for $4,000, for which he received a guarantee fee of 8% per annum of the declining average quarterly balance of his guarantee during 2002. Primrose agreed to reimburse the Chairman for any amount paid by him on this guarantee. As security for Primrose's reimbursement obligation, Primrose granted the Chairman a subordinated interest in Primrose's assets. In addition, the Company agreed to reimburse the Chairman for any amount paid by him on his guarantee in the event Primrose failed to reimburse him and agreed to set aside funds in a designated reserve bank account. On December 31, 2002, the Chairman's guarantee and the reserve account requirements were removed as discussed below. On December 31, 2003, the Company's guarantee was also removed as discussed below.

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

        On December 31, 2002, the terms of the Primrose note dated April 5, 2002 were amended as follows: The due date is now December 31, 2004. Principal payments on the entire term debt consist of four quarterly payments during 2003 of $600 and four quarterly payments during 2004 of $732 with the remaining balance due and payable on December 31, 2004. Interest is payable quarterly. The term debt bears interest at the Eurodollar rate plus 3.00% or the prime rate plus 0.50% (approximately 4.38% for December 2002). The applicable rate for the revolving portion of the agreement bears interest at the Eurodollar rate plus 2.75% or at the prime rate. The individual guarantee by the Chairman of Security Capital was terminated as of December 31, 2002.

        On December 31, 2003, the terms of the Primrose note dated April 5, 2002 were further amended as follows: The applicable rate for the term debt is changed to the Eurodollar rate plus 2.5% or prime plus 0.5% (approximately 3.65% for December 2003), the applicable rate for the revolving portion of the agreement bears interest at the Eurodollar rate plus 2.0% or at the prime rate, the expiration of the revolving facility was changed to December 31, 2004 and the Company's guarantee was removed.

        The Company is not in compliance with its EBITDA covenant at Pumpkin. Management expects to be in compliance with the covenants on all debt in the foreseeable future except for Pumpkin's EBITDA covenant. Management believes it has the ability to refinance the Pumpkin debt in the near future. Borrowings under the bank credit agreements are secured by a pledge of substantially all of the Company's assets as well as a pledge of the Company's share ownerships in the subsidiaries.

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

        As of December 31, 2003 and 2002, the unrealized derivative loss was $662 and $907, respectively, which were determined by quoted market prices. The maturity date of the derivative instrument is December 22, 2005. At December 31, 2003 and 2002, the notional principal amount of this agreement was $8,500.

        Through May 2003, WC leased computer equipment under an agreement which was classified as a capital lease. At December 31, 2003 and 2002, property and equipment included the equipment under the lease with a carrying value of $0 and $68, respectively. The amortization of the cost of the equipment is included in depreciation expense.

9.     Redeemable Convertible Preferred Stock

        The Company has issued and outstanding 500,000 shares of zero coupon, redeemable convertible preferred stock that have a stated redemption value of $10 per share. Such preferred shares are convertible into Class A common stock on a 1:1 basis. The preferred shares are redeemable at the option of the shareholder at the greater of liquidation value in the event of a liquidation or upon the earlier of (1) the date Primrose's earnings before interest, income taxes, depreciation and amortization EBITDA as defined, exceeds $8,500 on a latest twelve month basis on or after April, 2002, (2) on April 6, 2004 at a ratio of actual EBITDA (as defined) for the most recently completed fiscal year over $8,500 multiplied by $5,000 or (3) on April 6, 2006. EBITDA for Primrose was $4,566 for the year ended December 31, 2003. The 500,000 shares have a liquidation preference of $10 per share paid before the common shareholders in the event of a liquidation or change of control.

        The Company has 2,500,000 shares of authorized preferred shares, $.01 par value, of which 2,000,000 shares remained available for issuance at December 31, 2003 and 2002.

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

        During 2001, the Company acquired 7,722 shares of Class A Common Stock when a director who resigned for personal reasons decided to exercise his vested stock options utilizing 7,722 of his previously-

owned shares in lieu of cash to pay the option price due to the Company with regard to the 16,000 options he was exercising.

        Pursuant to the provisions of the 2000 Long-Term Incentive Plan (which allows for the grant of up to 966,000 shares), on July 13, 2000, the Company granted options to acquire 549,000 shares of its Class A common stock at the then market value, which was $6.125 per share. Of the 549,000 options granted, 48,000 vest over a two-year period with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant, while the remaining 501,000 vest over a five-year period in equal 20% amounts beginning on the first anniversary of the grant and annually thereafter. Additional grants, also pursuant to the provisions of the 2000 Long-Term Incentive Plan, were made during the year ended December 31, 2001 as follows: On May 16, 2001, the Company granted options to acquire 24,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $10.31. These 24,000 options vest over a two-year period with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant. On July 19, 2001, the Company granted options to acquire 237,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $10.85. These 237,000 options granted vest over a five-year period in equal 20% amounts beginning on the first anniversary of the grant and annually thereafter. On September 7, 2001, the Company granted options to acquire 24,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $12.69. These 24,000 options vest over a two-year period with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant. On February 1, 2002, the Company granted options to a director to acquire 24,000 shares of its Class A common stock at an exercise price per share equal to market value, which was $9.65. These 24,000 options vest over a two-year period, with one-third vesting immediately upon grant and the remaining two-thirds vesting equally on each of the first and second anniversaries of the grant. On June 10, 2003, the Company granted options to an executive officer to acquire 15,000 shares of its Class A common stock at an exercise price per share equal to market value at date of grant, which was $8.00. These 15,000 options vest over a five-year period in equal 20% amounts beginning on the first anniversary of the grant and annually thereafter. Subject to termination of the grantee's employment or directorship, all options expire 10 years from the date of grant and are not transferable other than on death. For all grants, the Company, not the holder, has the right to settle the options in cash.

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

11.   Minority Ownership

        The owners of the minority interests in WC (20.0%) and Primrose (1.5%) have entered into agreements with the Company providing for restrictions on the transfer of such shares, and other related share restrictions.

        On April 3, 2001, the Company exercised its call provision relating to common shares of Primrose owned by a then resigning officer. The Company repurchased 100 shares, or 0.3%, of Primrose from this officer for $50 per share, increasing its direct ownership to 98.5%. The amount paid by Primrose for these shares was reflected as additional cost of the acquisition of Primrose.

12.   Subsidiary Options and Warrants

        WC Holdings—Options to acquire 1,281 shares of common stock of WC, an 80%-owned subsidiary of WC Holdings, at approximately $694 per share, the fair value at the date of the grant, were granted to subsidiary employees during the first quarter of 2001. 721 of these options vest over a three-year period, 200 options vest over a five-year period and one grant of 360 options vests over an eight-year period but is subject to certain acceleration provisions. Options to acquire 100 shares of WC at approximately $1,626 per share, the fair value at the date of grant as determined by the Board of Directors, were granted during the first quarter of 2002. These options vest over an eight-year period, but are subject to certain acceleration provisions. The options may be settled in either WC stock or in Security Capital stock, or the Company, but not the holders, has the right to settle the options in cash. If all such outstanding options had been vested and exercised at December 31, 2003, the Company's ownership share of WC would have been 73%. It is currently 80%.

        Primrose—Options to acquire 2,311 common shares of Primrose at $500 per share (market value at date of grant as determined by the Board of Directors) were issued in 1999 and expire in 2009. On June 18, 2001 and September 30, 2001, Primrose cancelled 346.67 and 288.89 options, respectively, held by two former officers of Primrose. The options vest 20% per year beginning on the first anniversary of the grant. Options to acquire a total of 525 shares of Primrose at $701.51 per share (market value at date of grant) were issued on January 1, 2003 to three subsidiary employees. Options to acquire a total of 60 shares of Primrose at $701.51 per share (market value at date of grant) were issued on April 8, 2003 to three subsidiary employees. All of these 2003 option grants vest over a three-year period with 40% being immediately exercisable on the date of grant and an additional 20% per year vesting on each of the three successive anniversary dates of the grant. Of the 2,260.56 options outstanding at December 31, 2003, 1,574.45 options are fully vested. The options may be settled in either Primrose stock or in Security Capital stock, or the Company, but not the holders, has the right to settle the options in cash. If all such outstanding options had been exercised for Primrose shares at December 31, 2003, the Company's ownership share of Primrose would have been 90.6%. It is currently 98.5%.

        Pumpkin—Options to acquire a total of 39 Class A common shares of Pumpkin at $1,754 per share (fair value at date of grant) were issued in 1997 and 1998. Of these options, nine were settled for cash at their existing liability value of $82,000 on June 7, 2001 and three were settled for cash at their existing liability value of $17,000 on June 25, 2001 when the holders exercised their rights to settle the options for cash. The remaining 27 options are fully vested and expire in 2007 and 2008. On July 1, 2001, Pumpkin granted options to acquire 27 shares of Pumpkin at the fair market value on the date of the grant, which was $9,111 per share. All 54 outstanding options may be settled in either Pumpkin stock or in Security Capital stock, or the Company, but not the holders, have the right to settle the options in cash, all at the earlier of: (1) June 27, 2003 (2) repayment in full of the acquisition note and any related interest or (3) any time after average EBITDA of Pumpkin exceeds $2,500 for a four consecutive fiscal year period commencing in 1997. If all such outstanding options had been exercised for Pumpkin shares at December 31, 2003, the Company's ownership share of Pumpkin would have been 94.06%. It is currently 100%.

        The charges to net income for the subsidiary options discussed above under SFAS 123 using minimal value assumptions would be $229, $117 and $108, for the years ended December 31, 2003, 2002 and 2001, respectively.

        Concurrent with the refinancing of Primrose's debt on April 5, 2002, the Company repurchased warrants formerly held by a lender to acquire shares of Primrose and recognized a gain on this repurchase of $1,554. Warrant income (expense), classified as other income (expense) was $0, $1,334 and $(147) for the years ended December 31, 2003, 2002 and 2001, respectively (see Note 15). The warrant income for the year ended December 31, 2002 included the income recognized on the Primrose warrant repurchase. There were no warrants outstanding as of December 31, 2003 or December 31, 2002.

13.   Employee Benefit Plans

        The Company sponsors defined contribution 401(k) plans at each of its subsidiaries in which qualifying employees of the Company may participate. Employees must be 21 years of age to participate. Under these plans, some of which provide for Company matching contributions, participants may elect to make pre-tax contributions of up to 15% of their eligible earnings. The Company's matching contributions were $750, $565 and $424 for the years ended December 31, 2003, 2002 and 2001, respectively.

14.   Long-term Incentive Plan

        Options to purchase Class A common stock of Security Capital granted under the 2000 Long-Term Incentive Plan are exercisable at the market price at the date of grant and, subject to termination of the grantee's employment or directorship, expire 10 years from the date of grant and are not transferable other than upon death.

        A summary of the Company's stock option activity and related information for the years ended December 31, 2003, 2002 and 2001 is as follows:

					2001
	2003		2002
						Weighted Average Exercise Price
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options
	(000's)		(000's)		(000's)
Outstanding at the beginning of the year	834	$7.880	810	$7.826	549	$6.125
Granted	15	8.000	24	9.650	285	10.959
Exercised	—	—	—	—	(16)	6.125
Forfeited	—	—	—	—	(8)	6.125

Outstanding at the end of the year	849	$7.881	834	$7.880	810	$7.826

Exercisable at the end of the year	484	$7.702	312	$7.485	132	$6.777

Weighted-average fair value of options granted during the year	3.20		4.32		6.09

OPTIONS OUTSTANDING

Range of Exercise Prices	Number of Options Outstanding at December 31, 2003	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2003
$6.125	525	6.5	$6.125	325
$10.31 to $12.69	285	7.5	$10.959	143
$9.65	24	8.0	$9.650	16
$8.00	15	9.5	$8.000	—

	849			484

Pro forma Summary Information

        Pro forma information regarding net income and earnings per share as required by SFAS 148 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. See Note 2.

15.   Other Income (Expense)

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Interest income	$84	$79	$68
Warrant income (expense)	—	1,334	(147)
Unrealized gain (loss) on derivative	245	(378)	(529)
Gain on sale of Texas land, net of expenses	107	—	—
Loss on sale of marketable securities	(251)	—	—
Other income (expense)	—	(154)	(162)

Total	$185	$881	$(770)

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

16.   Income Taxes

        The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Current:
Federal	$3,118	$3,331	$(128)
State	1,069	675	164

	4,187	4,006	36

Deferred:
Federal	396	272	1,475
State	110	(109)	330

	506	163	1,805

Income tax on income before income taxes, minority interests, discontinued operations and cumulative effect of change in accounting principle	$4,693	$4,169	$1,841

Deferred tax benefit on cumulative effect of change in accounting policy:
Federal	$—	$(1,935)	$—
State	$—	(485)	$—

	$—	$(2,420)	$—

        The items comprising the Company's net deferred tax assets are as follows at:

	DECEMBER 31,
	2003	2002
Deferred tax assets (liabilities):
Allowance for doubtful accounts and inventory differences	$1,394	$623
Net operating loss carry-forwards	3,333	1,054
Alternative minimum tax carryover	—	408
Accelerated depreciation and other	(402)	(1,533)

	4,325	552
Valuation allowance	—	—

Net deferred tax asset	$4,325	$552

Reconciliation to financial statements:
Current deferred tax asset	$1,618	$1,035
Long-term deferred tax asset	2,707	—
Long-term deferred tax liability	—	(483)

Net deferred tax asset	$4,325	$552

        The valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. Reconciliations of the income tax provision to income taxes based on the 34% federal statutory rate are as follows:

	2003	2002	2001
Federal income taxes based on 34% of pre-tax income from continuing operations before cumulative effect of change in accounting principle	$3,794	$3,645	$951
State income taxes, net of federal benefit	765	396	273
Other	134	128	617

Income tax provision reflected as income tax expense	$4,693	$4,169	$1,841

17.   Earnings Per Common Share

        Diluted earnings per share reflect per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. The following reconciles amounts reported in the consolidated financial statements. The calculations shown for 2002 and 2001 have been restated to give effect to the reclassification of discontinued operations from continuing operations:

	2003	2002	2001
Diluted earnings:
Income available to common stockholders	$2,926	$3,393	$2,483
Eliminate preferred stock accretion	—	401	—
Subsidiary stock options	(395)	(407)	(123)

Diluted earnings after cumulative effect of a change in accounting principle	2,531	3,387	2,360
Eliminate cumulative effect of a change in accounting principle (net of income tax benefit of $2,420)	—	3,402	—

Diluted earnings before cumulative effect of a change in accounting principle	2,531	6,789	2,360
Eliminate discontinued operations	1,969	(2,073)	(2,157)
Add preferred stock accretion	—	(401)	—
Eliminate discontinued operations subsidiary stock options	40	72	51

Diluted earnings from continuing operations	$4,540	$4,387	$254

Diluted weighted average shares outstanding:Common stock	6,451	6,451	6,444
Preferred stock (anti-dilutive in 2002 for EPS from continuing operations only)	—	500	—
Security Capital stock options	85	182	204

Diluted weighted average shares outstanding	6,536	7,133	6,648

Diluted earnings per common share from continuing operations	$0.69	$0.66	$0.04

Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.38	$0.95	$0.35

Diluted earnings per common share after cumulative effect of a change in accounting principle	$0.38	$0.47	$0.35

        For the years ended December 31, 2003 and 2001 and for EPS from continuing operations only for the year ended December 31, 2002, 500,000 shares of zero coupon redeemable convertible preferred stock, which were convertible into 500,000 common shares, were excluded from the computation of diluted earnings per share EPS because their inclusion as converted had an anti-dilutive effect on EPS. In addition, certain subsidiary options were excluded from the computation of diluted EPS for the year ended December 31, 2001 because their inclusion would have had an anti-dilutive effect on consolidated EPS. For the year ended December 31, 2003, Security Capital options to purchase 324,000 shares of Class A common stock at exercise prices ranging from $8.00 to $12.69 were not included in the computation of dilutive EPS because the options' exercise prices were greater than the average market price of the Class A common stock. For the year ended December 31, 2002, Security Capital options to purchase 309,000 shares of Class A common stock at exercise prices ranging from $9.65 to $12.69 were not included in the computation of dilutive EPS because the options' exercise prices were greater than the average market price of the Class A common stock. For the year ended December 31, 2001, options to purchase 285,000 shares of Class A common stock at exercise prices ranging from $10.31 to $12.69 were not included in the computation of dilutive EPS because the options' exercise price was greater than the average market price of the Class A common stock.

18.   Related Party Transactions

        The Company has an agreement with Capital Partners, Inc. ("CPI"), a shareholder of the Company. CPI and its affiliates and principals owned 83% of the Company's common shares at both December 31, 2003 and 2002. Under the agreement, CPI provides certain advisory services and management services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. For all periods up to and including December 31, 2002, fees paid by the Company to CPI were based upon the greater of either a fixed dollar amount or 5% of earnings before income taxes, depreciation and amortization, as defined. The minimum annual fixed dollar amount was $1,085 for all years following the acquisition by the Company of WC Holdings, Inc. on December 20, 2000.

        Effective January 1, 2003, the original agreement was terminated, and a new agreement was entered into whereby the Company now is required to pay CPI compensation at the rate of $1,250 per annum, subject to adjustment upon the occurrence of any material unforeseen event, and which agreement would be terminable by either CPI or the Company as of any December 31 upon not less that 60 days' prior written notice to the other. Under the agreement, CPI provides to the Company certain advisory services and management services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. The advisory fees calculated under the terms of the original agreement and under the terms of the new agreement for the respective periods to which each apply are considered by management to be reasonable estimates of the salaries and other costs paid or incurred by CPI and allocable to the advisory services and management services to be provided by CPI to the Company. In addition, the Company has agreed to pay fees to CPI for acquisition opportunities presented to the Company by CPI at usual and customary rates for investment banking fees for transactions of similar size and complexity. CPI is under no obligation to present to the Company any or all acquisition candidates of which it becomes aware. Furthermore, the Company is under no obligation to utilize CPI for investment banking services. On November 4, 2003, the agreement was amended to increase the CPI compensation rate to $1,400 per annum effective retroactively for the 2003 calendar year and to further pay a $150 one-time investment banking fee to CPI in compensation for the services it performed in consummating the Octagon acquisition. The amendment also increased the CPI compensation rate to $1,550 per annum effective January 1, 2004, which will be reduced by rent expense paid for directly by the Company. The Audit Committee of the Board of the Company approved this agreement and its amendment. Fees incurred by the Company to CPI were $1,550, $1,273 and $1,191 in the years ended December 31, 2003, 2002 and 2001, respectively, and is included in selling, general, and administrative expenses in the Consolidated Statements of Income, except for the investment banking fee amount of $150 in 2003 which has been capitalized as part of the Octagon acquisition costs. Amounts due to CPI were $293 and $39 at December 31, 2003 and 2002. respectively. Fees paid to CPI are generally subordinate to the rights of the lenders to the Company.

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

        A director who joined the Board during 2001 was a senior counsel, from October 2001 until August 2002 and a partner prior to October 2001, in a law firm which the Company engages on a regular basis to perform legal services. Total amounts paid to the law firm were $219, $198 and $111 for the years ended December 31, 2003, 2002 and 2001, respectively. Subsequent to December 31, 2003, that director has also been engaged directly by the Company to perform legal services.

        Certain office and school space with leases expiring in April 2003, was rented by Primrose from Security Capital's redeemable preferred stockholder for which the rental expense was $56 for 2003. Total rent expense reported in Note 19 below includes amounts paid by Primrose to related parties of $36, $152 and $177 in 2003, 2002 and 2001, respectively.

19.   Commitments and Contingencies

        The Company rents showrooms, office space and certain equipment under operating lease agreements. The Company through its subsidiary, WC Holdings, Inc., leases a 70,000 square foot office building in Dublin, Ohio that is used as this subsidiary's principal office facilities. The lease for the building is for a term of 15 years, which began in 1997, provides for annual rent payments and requires the Company to pay all operating expenses for the building. The lease also provides for three renewal options of five years each, an option to purchase the building between the fourth and fifth years of the lease term at a price determined under a formula based on the rentable and unimproved square footage of the building, and a right of first offer to purchase the building before the landlord enters into a contract to sell the building to a third party. The lease restricts WC Holdings' subsidiary, CompManagement, Inc., from paying a dividend, or otherwise distributing funds or assets outside the ordinary course of business to WC, Inc. or another affiliate unless CompManagement, Inc. meets certain tangible net worth requirements. CompManagement also leases office space in other locations within Ohio, as well as California, Georgia, Illinois, Maryland, Michigan, North Carolina, Pennsylvania, South Carolina, Texas, Virginia, Washington and West Virginia. These spaces are used as regional offices and service centers for its operations. The Company also has operating leases at other subsidiaries which contain renewal options and escalation clauses.

        Primrose entered into two lease agreements with a third party to lease a facility to be operated as an educuational childcare facility by a subsidiary of the Company and a facility to operate as the Primrose corporate offices. The childcare facility lease has a minimum term of 10 years with an option to purchase after year three and until the fifth anniversary of the agreement. The office lease has a minumim term of five years and an option to purchase after year five and until the seventh anniversary of the agreement. The childcare facility lease commenced on January 10, 2003. The corporate office lease commenced on June 11, 2003.

        The Company entered into a lease for corporate holding company office space in November 2003 with rental payments to commence on March 1, 2004. The lease for the building is for a term of seven years and four months, provides for annual rent payments and requires the Company to pay all operating expenses for its prorata share of the building. The lease also provides for one renewal option for a period of five years.

        Future minimum rental commitments at December 31, 2003 for each of the following years are as follows:

2004	$6,366
2005	5,888
2006	5,524
2007	5,014
2008	3,282
After 2008	3,261

Total	$29,335

        The Company had rent expense of $4,100, $4,041 and $3,670 for 2003, 2002 and 2001, respectively.

        The purchase agreement for the Company's 1997 acquisition of Pumpkin provided for additional payments contingent upon Pumpkin's future EBITDA as defined. Under the terms of this agreement during each of the years ended December 31, 2003, 2002 and 2001, Pumpkin made additional payments of $160 each and has recorded an amount of $1,812 included in short-term debt at December 31, 2003 and in long-term debt at December 31, 2002, which is payable in 2004.

        The Company has a purchase commitment of $1,350 for office furniture and leasehold improvements that will be incurred in 2004.

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

        The Company's former subsidiary, Possible Dreams, is in Chapter 11 proceedings. Although the Company has no involvement in the proceedings and did not guarantee any of the liabilities of Possible Dreams, there are certain receivables that the Company has from Possible Dreams which may ultimately be settled for less than their full value. The Company believes that it has provided adequate reserves against these receivables to provide for any such reduced settlement. The Company also has a potential liability for an outstanding severance claim which it has agreed to pay in an amount equal to any portion not fully paid by the estate of Possible Dreams in its Chapter 11 liquidation settlement of such claim and has reserved for its possible outcome in current liabilities on the Consolidated Balance Sheet at December 31, 2003. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the financial position or future operating results of the Company.

20.   Goodwill and Other Intangible Assets

        The Company ceased amortization of goodwill effective January 1, 2002 upon its adoption of SFAS 142. Amortization expense of goodwill included in the results shown for the year ended December 31, 2001 was $2,433.

        The following table discloses what the effects of the non-amortization of goodwill would be for income and per share amounts for the periods displayed:

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
As reported:
Net income	$3,383	$3,794	$2,835
Less: preferred stock accretion	(457)	(401)	(352)

Income available to common stockholders	$2,926	$3,393	$2,483

Adjustment from non-amortization:
Net income (net of income tax of $(531) in 2001 and of minority interest of $(285) in 2001)	$—	$—	$1,617

As adjusted:
Net income	$3,383	$3,794	$4,452
Less: preferred stock accretion	(457)	(401)	(352)

Income available to common Stockholders	$2,926	$3,393	$4,100

Before cumulative effect of change in accounting principle:
Basic earnings per share	$0.45	$1.05	$0.71

Diluted earnings per share	$0.38	$0.95	$0.66

After cumulative effect of change in accounting principle:
Basic earnings per share	$0.45	$0.53	$0.71

Diluted earnings per share	$0.38	$0.47	$0.66

        The following tables display the details of other intangible assets and franchise agreements as of the dates shown:

	December 31, 2003		December 31, 2002
	Gross Assets	Accumulated Amortization	Gross Assets	Accumulated Amortization
Intangible assets subject to amortization:
Franchise agreements	$8,750	$1,970	$8,750	$1,553
Patents	76	26	68	20
Deferred financing costs	1,215	643	1,212	387
Curriculum	313	122	264	93
Health care provider costing lists	6,678	429	1,153	69

Total	$17,032	$3,190	$11,447	$2,122

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Total amortization expense on above intangible assets	$1,068	$861	$642

	2004	2005	2006	2007	2008
Estimated aggregate amortization expense by year for future years	$1,068	$1,068	$1,068	$1,068	$1,068

	December 31, 2003	December 31, 2002
Intangible assets not subject to amortization (goodwill):
Employer cost containment and health services	$42,454	$32,470
Educational services	16,830	16,830

Total goodwill	$59,284	$49,300

21.   Segment Disclosure

        After giving effect to the discontinuation of the seasonal products segment, the Company has two reportable segments. The employer cost containment and health services segment consists of WC Holdings, Inc. which, through its subsidiary WC, provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers' compensation insurance. The educational services segment consists of Primrose. This segment's activities are in the franchising of educational child care centers, with related activities in real estate consulting and site selection services. Management evaluates performance of its segments based upon segment income, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense, management fees, discontinued operations, cumulative effect of change in accounting principle and certain items. Segment income (as defined) is used to evaluate performance because the Company believes this segment income (as defined) is a financial indicator of value and ability to incur and service debt and, adjusted for capital expenditures, is a simple measure of the Company's ability to generate operating cash flow. It is also one method by which we evaluate and value potential acquisition candidates and by which we value our current subsidiaries. Segment income (as defined) is not a substitute for operating income or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States. The accounting policies of the segments are the same as those described in Note 1. There are no inter-segment sales.

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Revenues from external customers:
Employer cost containment and health services	$84,598	$64,460	$53,634
Educational services	9,834	8,243	7,652

Total revenues	$94,432	$72,703	$61,286

Segment income:
Employer cost containment and health services	$13,042	$12,987	$10,850
Educational services	4,566	4,217	3,442

Total segment income	17,608	17,204	14,292
Reconciliation to income from continuing operations before cumulative effect of change in accounting principle:
Amortization and depreciation	(2,441)	(2,267)	(4,970)
Interest expense	(1,565)	(3,633)	(4,162)
Income tax expense	(4,693)	(4,169)	(1,841)
Minority interest in income of consolidated subsidiaries	(1,107)	(1,040)	(278)
Corporate, management fee and other expenses	(2,635)	(1,853)	(1,593)
Other income (expense)	185	881	(770)

Income from continuing operations before cumulative effect of change in accounting principle	$5,352	$5,123	$678

	DECEMBER 31, 2003		DECEMBER 31, 2002
	Total Assets	Long-lived Assets	Total Assets	Long-lived Assets
Segment assets:
Employer cost containment and health services	$81,300	$60,871	$46,559	$38,399
Educational services	28,480	24,202	27,278	24,790

Total segment amounts	109,780	85,073	73,837	63,189
Corporate and other	1,889	(4,600)	1,930	(824)
Discontinued operations	11,469	7,044	24,944	11,478

Total assets	$123,138	$87,517	$100,711	$73,843

        Of the total $1,687 in 2003 capital expenditures, $1,436 related to the employer cost containment and health services segment and was primarily for computer system upgrades throughout all of this segment's locations. Essentially all of the total $1,807 in 2002 capital expenditures, related to employer cost containment and health services segment and was primarily for computer system upgrades throughout all of this segment's locations and capital additions to support its new City of Baltimore account and its operations which were acquired from Trigon Administrators operations in 2001.

Concentrations

        WC Holdings and its subsidiaries earned 62% and 79% of their revenues in the state of Ohio during 2003 and 2002, respectively. During the fourth quarter of 2003, after WC Holdings' October 3, 2003 acquisition of Octagon Risk Services, Inc., WC Holdings and its subsidiaries' percentage of concentration of revenues earned in the state of Ohio dropped to 48%. The Company earned 32%, 44%, and 47% of its consolidated revenues from a single customer, the Ohio Bureau of Workers' Compensation ("OBWC"), in

2003, 2002 and 2001, respectively. The loss of the OBWC contract could have an adverse effect on WC's and the Company's future operating results and financial condition.

        Approximately 51%, 45% and 43% of Pumpkin's gross sales during 2003, 2002 and 2001, respectively, were to its three largest customers. Pumpkin purchased approximately 63% of its supplies from three companies during 2003 and 53% and 47% of its supplies from two companies during 2002 and 2001, respectively. The loss of any of its three largest customers or any of its three largest suppliers could have an adverse effect on Pumpkin's future operating results and financial condition.

22.   Subsequent Events

        On January 14, 2004, the Company entered into a $30,000 senior subordinated debt financing. Pursuant to the financing, the Company issued a $30,000 senior subordinated promissory note, due September 30, 2008, to a mezzanine lender. The note bears interest at an initial rate equal to 10% per annum, subject to adjustment upwards to 16% per annum effective upon the earlier of September 30, 2004 or the occurrence of certain triggering events under the note. Loan costs of $710 were paid at funding and will be accounted for as a cost of the financing and amortized over the life of the debt.

        At a meeting of the Board of Directors of Security Capital held on January 12, 2004, the Board approved the proposed senior subordinated debt financing and discussed various possible uses of the proceeds thereof. In view of the various possible uses of the proceeds of the financing discussed at the Board meeting, Brian D. Fitzgerald, the President, Chief Executive Officer and Chairman of the Board of Security Capital and the controlling person of the Company's majority stockholder, Capital Partners, Inc., suggested that the Board consider authorizing the formation of a Special Committee consisting of independent members of the Board. The Special Committee would be responsible for reviewing the use of proceeds of the senior subordinated debt financing, including possible strategic alternatives for the Company generally, some of which could involve a conflict of interest between the stockholders of the Company affiliated with Capital Partners, Inc. and the unaffiliated stockholders of the Company. The possible uses of proceeds and strategic alternatives discussed at the Board meeting included the following: (i) the purchase by the Company or one or more of its affiliates of some or all of the outstanding capital stock of the Company, either through open market or private purchases, a tender offer, a merger or other plan of recapitalization; (ii) an extraordinary dividend by the Company to provide liquidity to the Company's stockholders; (iii) the buyback of capital stock of one or more of the subsidiaries of the Company currently held by members of management of the subsidiaries; and/or (iv) the funding of future acquisitions. Mr. Fitzgerald also informed the Board that at this time Capital Partners, Inc. and its affiliates are not interested in selling their controlling equity interest in Security Capital and do not intend to vote in favor of any transaction that would cause them to sell such controlling interest or that would cause Security Capital to dispose of any of its core assets. Capital Partners, Inc. and its affiliates have not made any offer or proposal to the Company with respect to any possible transaction, but reserve the right to do so in the future.

        Upon the closing of the senior subordinated debt financing on January 14, 2004, the Special Committee was formed.

        On February 19, 2004, WC entered into an interest rate swap with a notional amount of $10,000. This new swap is in addition to the existing WC interest rate swap referenced in Note 8. The new swap effectively fixes the interest rate at 5.85% for a five-year period ending February 2009 and is intended to qualify as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

        In March 2004, the holder of the convertible redeemable preferred stock requested redemption of his shares at a value of $5 million on April 6, 2004. However, the Company believes the redemption value on such date is approximately $2.7 million.

Schedule I—Condensed Financial Information of Registrant

Security Capital Corporation (Parent Company)

Condensed Balance Sheets

	December 31, 2003	December 31, 2002
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$6,171	$2,729
Accounts receivable from subsidiaries	77	194
Deferred tax assets	29	29
Other current assets	34	682

Total current assets	6,311	3,634
Investments in subsidiaries	37,341	31,008
Notes receivable from subsidiaries	1,824	2,028
Deferred tax assets	—	2,402

Total assets	$45,476	$39,072

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable to subsidiaries	$28	$21
Accounts payable to Capital Partners, Inc.	293	39
Federal income tax payable	6,791	4,930
Accrued expenses and other liabilities	1,035	136

Total current liabilities	8,147	5,126

Total liabilities	8,147	5,126

Redeemable convertible preferred stock (redemption value at April 6, 2006—$5,000); $.01 par value, 2,500,000 shares authorized; 500,000 shares issued and outstanding	3,725	3,268

Stockholders' equity:
Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	65,670	66,127
Accumulated deficit	(32,406)	(35,429)
Less: treasury stock, at cost, 7,722 shares	(85)	(85)

Total stockholders' equity	33,604	30,678

Total liabilities and stockholders' equity	$45,476	$39,072

The accompanying notes are an integral part of these condensed financial statements.

Security Capital Corporation (Parent Company)

Condensed Statements of Operations

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Income:
Interest and dividends	$41	$21	$9
Interest income from subsidiaries	388	457	59
Management fee income from subsidiaries	1,226	1,123	1,041
Gain on sale of Texas land (net of expenses)	107	—	—
Amortization of negative goodwill	—	—	12

Total income	1,762	1,601	1,121

Expenses:
Unallocated corporate administrative expense	1,235	580	401
Management fee expense to Capital Partners, Inc.	1,550	1,273	1,191
Guaranty fee expense	—	170	—

Total expenses	2,785	2,023	1,592

Loss before income taxes, equity in income (loss) of subsidiaries and cumulative effect of change in accounting principle	(1,023)	(422)	(471)
Income tax (expense) benefit	(2,151)	(362)	91
Equity in income (loss) of subsidiaries	6,557	1,998	3,215

Income from continuing operations	3,383	1,214	2,835
Gain on deconsolidation of a subsidiary	—	—	—

Income before cumulative effect of change in accounting principle	3,383	1,214	2,835
Cumulative effect of change in accounting principle	—	2,580	—

Net income	3,383	3,794	2,835
Less Preferred Stock accretion	(457)	(401)	(352)

Net income available to common stockholders	$2,926	$3,393	$2,483

The accompanying notes are an integral part of these condensed financial statements.

Security Capital Corporation (Parent Company)

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Cash provided by operating activities	$3,335	$2,383	$243

Investing activities:
Proceeds on sale of Texas land	107	—	—

Net cash used in investing activities	107	—	—

Financing activities:
Purchase of treasury stock	—	—	(85)

Net cash used in financing activities	—	—	(85)

Increase in cash and cash equivalents	3,442	2,383	158
Cash and cash equivalents, beginning of period	2,729	346	188

Cash and cash equivalents, end of period	$6,171	$2,729	$346

The accompanying notes are an integral part of these condensed financial statements.

Security Capital Corporation (Parent Company)

Notes to Condensed Financial Statements

December 31, 2003

(1)   Basis of Presentation

        In the parent company's financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries.

(2)   Dividends from Subsidiaries

        No dividends were received from subsidiaries in any period.

(3)   Guarantees

        Security Capital (the parent company) had guaranteed the debt of Primrose but this guarantee was removed at December 31, 2003 as discussed in Note 8 to the Consolidated Financial Statements contained in this Report on Form 10-K.

        The Company has a potential liability for an outstanding severance claim which it has agreed to pay in an amount equal to any portion not fully paid by the estate of Possible Dreams in its Chapter 11 liquidation settlement of such claim and has accrued for its possible outcome in current liabilities on its consolidated balance sheet at December 31, 2003. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the financial position or operating results of the Company.

(4)   Notes to Consolidated Financial Statements

        See notes to the Consolidated Financial Statements for additional information.

(5)   Other

        Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected.

        Change in Internal Control over Financial reporting    No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter has materially affected, or is reasonable likely to materially effect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by Item 10 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 29, 2004 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 29, 2004 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Item 12 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 29, 2004 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 29, 2004 pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from the definitive proxy statement to be filed with the Secutities and Exchange Commission by April 29, 2004 pursuant to Regulation 14A of the Securitiesand Exchange Act of 1934.

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
Asset Purchase Agreement dated as of June 27, 1997 by and among Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation (the "Seller"), Pumpkin Ltd., a Delaware corporation ("Pumpkin"), Pumpkin Masters Holdings, Inc., a Delaware corporation ("Pumpkin Holdings"), and the Registrant (incorporated by reference to Exhibit 1©(1) to the Registrant's Form 8-K Current Report dated June 27, 1997).
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
Stockholders' Agreement dated as of December 21, 2000, by and among Security Capital, WC Holdings, Inc. ("WC Holdings"), HP Acquisition, WC, CompManagement, Inc. ("CMI"), CompManagement Health Systems, Inc. ("CHS"), M&N Enterprises, Inc. ("M&NE"), M&N Risk Management, Inc. ("M&NRM") (CMI, CHS, M&NE and M&NRM being collectively referred to with WC as the "Companies"), Robert J. Bossart, Jonathan R. Wagner, Richard T. Kurth, Randy E. Jones, Daniel R. Sullivan and Paul A. Miller (incorporated by reference to Exhibit 1(c)(4.1) to the Registrant's Form 8-K Current Report dated December 21, 2000).
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
Employment Agreement effective as of December 21, 2000, among WC Holdings, WC, CMI, CHS and Robert J. Bossart (incorporated by reference to Exhibit 1(c)(99.8) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.79	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, WC, CMI, CHS and Jonathan R. Wagner (incorporated by reference to Exhibit 1(c)(99.9) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.80	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, WC, CMI, CHS and Richard T. Kurth (incorporated by reference to Exhibit 1(c)(99.10) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.81	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, WC, CMI, CHS and Randy E. Jones (incorporated by reference to Exhibit 1(c)(99.11) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.82	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, WC, CMI, CHS and Daniel R. Sullivan (incorporated by reference to Exhibit 1(c)(99.12) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.83	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, WC, CMI, CHS and Paul A. Miller (incorporated by reference to Exhibit 1(c)(99.13) to the Registrant's Form 8-K Current Report dated December 21, 2000).
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
10.94	—
First Amendment to Loan Agreement, dated as of December 31, 2002, by and among Primrose School Franchising Company, Primrose Holdings, Inc., Security Capital Corporation, Brian D. Fitzgerald and Bank One, N.A.
10.95+	—	Advisory Services Agreement dated as of January 1, 2003 between Security Capital Corporation and Capital Partners, Inc.
10.96+	—	First Amendment to Advisory Services Agreement dated as of November 4, 2003 between Security Capital Corporation and Capital Partners, Inc.
10.97+	—
Amended and restated loan agreement dated as of October 3, 2003 among Health Power, Inc., CompManagement, Inc., CompManagement Health Systems, Inc., CompManagement Integrated Disability Services, Inc., CMI Management Company, CompManagement of Virginia, Inc., CompManagement Disability Services Company, CMI Barron Risk Management Services, Inc. and Octagon Risk Services, Inc. as Borrowers, WC Holdings, Inc. as Guarantor and Bank One N.A. as Lender
10.98	—
10%-16% Senior Subordinated Promissory Note, due September 30, 2008, issued by Security Capital Corporation in favor of J.H. Whitney Mezzanine Fund L.P. in the amount of $30.0 million (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Current Report dated January 15, 2004)
10.99	—
Security Purchase Agreement dated as of January 14, 2004, by and between Security Capital Corporation and J.H. Whitney Mezzanine Fund, L.P. (incorporated by reference to Exhibit 10.1 To the Registrant's Form 8-K Current Report dated January 15, 2004)
21+	—	Subsidiaries of the Registrant.
23.1+	—	Consent of Ernest & Young, L.L.P.
31.1+	—	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	—	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Filed herewith.

(b).    REPORTS ON FORM 8-K

        On October 17, 2003, the Company filed a report on Form 8-K under Items 2, 5 and 7 thereof with respect to the Company's acquisition of Octagon Risk Services, Inc.

        On October 29, 2003, the Company filed a report on Form 8-K under Item 5 thereof relating to the bankruptcy of Possible Dreams, Ltd.

        On December 5, 2003, the Company filed a report on Form 8-K under Item 5 thereof describing the sale of the non-real estate assets of Possible Dreams, Ltd.

        On December 17, 2003, the Company filed a report on Form 8-K/A under Item 7 thereof containing the financial statements of Octagon Risk Services, Inc.

Signatures

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SECURITY CAPITAL CORPORATION
By	/s/ BRIAN D. FITZGERALD Brian D. Fitzgerald Chairman of the Board
Date: March 29, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	POSITION	DATE

/s/ BRIAN D. FITZGERALD Brian D. Fitzgerald	Chairman of the Board (Principal Executive Officer)	March 31, 2004
/s/ DIANE M. LAPOINTE Diane M. LaPointe	Chief Financial Officer (Principal Accounting Officer)	March 31, 2004
/s/ A. GEORGE GEBAUER A. George Gebauer	Vice Chairman	March 31, 2004
/s/ SAMUEL B. FORTENBAUGH, III Samuel B. Fortenbaugh, III	Director	March 31, 2004
/s/ JOHN H.F. HASKELL, JR. John H.F. Haskell, Jr.	Director	March 31, 2004
/s/ EDWARD W. KELLEY, JR. Edward W. Kelley, Jr.	Director	March 31, 2004
/s/ M. PAUL KELLY M. Paul Kelly	Director	March 31, 2004

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
Warrant holders Rights Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Registrant, Seller and Nations Credit (incorporated by reference to Exhibit 1(c)(4) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.44	—
Company Security Agreement dated as of June 27, 1997 between Pumpkin and Nations Credit, as Agent (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.45	—
Pumpkin Holdings Pledge Agreement dated as of June 27, 1997 between Pumpkin Holdings and Nations Credit, as Agent (incorporated by reference to Exhibit 1(c)(6) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.46	—
Security Capital Pledge and Guarantee Agreement dated as of June 27, 1997 between the Registrant and Nations Credit, as Agent (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.47	—
Security Capital Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and Nations Credit, as Agent (incorporated by reference to Exhibit 1(c)(8) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.48	—
Investors Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and Nations Credit, as Agent (incorporated by reference to Exhibit 1(c)(9) to the Registrant's Form 8-K Current Report dated June 27, 1997).
10.49	—
Seller Subordination Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Subordinated Obligations Holders (as defined therein) and Nations Credit, as Agent (incorporated by reference to Exhibit 1(c)(10) to the Registrant's Form 8-K Current Report dated June 27, 1997).
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
Joiner Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and the Registrant to Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and the Registrant (incorporated by reference to Exhibit 1(c)(18) to the Registrant's Form 8-K Current Report dated June 27, 1997).
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
Management Advisory Services Agreement, dated as of April 6th, 1999, by and among Primrose, Motorcar, Country Day and Security Capital (incorporated by reference to Exhibit 1(c)(5) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.66	—
Third Amendment to Advisory Services Agreement, dated April 6th, 1999, by and between Security Capital and Capital Partners, Inc. (incorporated by reference to Exhibit 1(c)(6) to the Registrant's Form 8-K Current Report dated April 6, 1999).
10.67	—
Tax Sharing Joiner Agreement, dated April 6th, 1999, among Holdings, Primrose, Motorcar, Country Day and Security Capital to Consolidated Income Tax Sharing Agreement, dated as of April 17th, 1996, among Possible Dreams, Ltd., P.D. Holdings, Inc. and Security Capital (incorporated by reference to Exhibit 1(c)(7) to the Registrant's Form 8-K Current Report dated April 6, 1999).
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
Stockholders' Agreement dated as of December 21, 2000, by and among Security Capital, WC Holdings, Inc. ("WC Holdings"), HP Acquisition, WC, CompManagement, Inc. ("CMI"), CompManagement Health Systems, Inc. ("CHS"), M&N Enterprises, Inc. ("M&NE"), M&N Risk Management, Inc. ("M&NRM") (CMI, CHS, M&NE and M&NRM being collectively referred to with WC as the "Companies"), Robert J. Bossart, Jonathan R. Wagner, Richard T. Kurt, Randy E. Jones, Daniel R. Sullivan and Paul A. Miller (incorporated by reference to Exhibit 1(c)(4.1) to the Registrant's Form 8-K Current Report dated December 21, 2000).

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
Employment Agreement effective as of December 21, 2000, among WC Holdings, WC, CMI, CHS and Robert J. Bossart (incorporated by reference to Exhibit 1(c)(99.8) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.79	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, WC, CMI, CHS and Jonathan R. Wagner (incorporated by reference to Exhibit 1(c)(99.9) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.80	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, WC, CMI, CHS and Richard T. Kurth (incorporated by reference to Exhibit 1(c)(99.10) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.81	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, WC, CMI, CHS and Randy E. Jones (incorporated by reference to Exhibit 1(c)(99.11) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.82	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, WC, CMI, CHS and Daniel R. Sullivan (incorporated by reference to Exhibit 1(c)(99.12) to the Registrant's Form 8-K Current Report dated December 21, 2000).
10.83	—
Employment Agreement effective as of December 21, 2000, among WC Holdings, WC, CMI, CHS and Paul A. Miller (incorporated by reference to Exhibit 1(c)(99.13) to the Registrant's Form 8-K Current Report dated December 21, 2000).

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
10.94	—
First Amendment to Loan Agreement, dated as of December 31, 2002, by and among Primrose School Franchising Company, Primrose Holdings, Inc., Security Capital Corporation, Brian D. Fitzgerald and Bank One, N.A.
10.95+	—	Advisory Services Agreement dated as of January 1, 2003 between Security Capital Corporation and Capital Partners, Inc.
10.96+	—	First Amendment to Advisory Services Agreement dated as of November 4, 2003 between Security Capital Corporation and Capital Partners, Inc.
10.97+	—
Amended and restated loan agreement dated as of October 3, 2003 among Health Power, Inc., CompManagement, Inc., CompManagement Health Systems, Inc., CompManagement Integrated Disability Services, Inc., CMI Management Company, CompManagement of Virginia, Inc., CompManagement Disability Services Company, CMI Barron Risk Management Services, Inc. and Octagon Risk Services, Inc. as Borrowers, WC Holdings, Inc. as Guarantor and Bank One N.A. as Lender

10.98	—
10%-16% Senior Subordinated Promissory Note, due September 30, 2008, issued by Security Capital Corporation in favor of J.H. Whitney Mezzanine Fund L.P. in the amount of $30.0 million (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Current Report dated January 15, 2004)
10.99	—
Security Purchase Agreement dated as of January 14, 2004, by and between Security Capital Corporation and J.H. Whitney Mezzanine Fund, L.P. (incorporated by reference to Exhibit 10.1 To the Registrant's Form 8-K Current Report dated January 15, 2004)
21+	—	Subsidiaries of the Registrant.
23.1+	—	Consent of Ernst & Young LLP.
31.1+	—	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	—	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Filed herewith.