Form 10-Q
period 2004-03-31
SECURITY CAPITAL CORP/DE/
filed 2004-05-17
CIK 314340

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .
1-7921 (Commission file number)
Security Capital Corporation (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	13-3003070 (I.R.S. Employer Identification No.)
Eight Greenwich Office Park, Third Floor, Greenwich, CT 06831 (Address of principal executive offices, including zip code)
(203) 625-0770 (Registrant's telephone number, including area code)
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

        As of May 14, 2004, there were 6,450,587 outstanding shares of Class A Common Stock, par value $.01, and 380 outstanding shares of Common Stock, par value $.01, of the registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Security Capital Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2004 (Unaudited)	December 31, 2003 (Note 1)
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$9,866	$11,645
Restricted cash	30,720	—
Accounts receivable (less allowances for doubtful accounts of $1,119 and $999, respectively)	18,213	16,468
Deferred income taxes	1,394	1,618
Other current assets	2,166	1,465
Current assets of discontinued operations	3,311	4,425

Total current assets	65,670	35,621
Property and equipment (less accumulated depreciation of $5,443 and $4,962, respectively)	4,586	4,196
Goodwill (less accumulated amortization of $3,797 and $3,797, respectively)	58,614	59,284
Franchise agreements (less accumulated amortization of $2,072 and $1,969, respectively)	6,677	6,780
Other intangible assets (less accumulated amortization of $1,849 and $1,220, respectively)	8,141	7,062
Deferred income taxes	2,776	2,707
Long-lived assets of discontinued operations	6,968	7,044
Other assets	300	444

Total assets	$153,732	$123,138

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and other obligations	$37,831	$$9,031
Accounts payable	1,650	2,859
Accrued expenses and other liabilities	18,088	18,322
Unearned revenues	25,349	20,263
Current liabilities of discontinued operations	2,414	2,678

Total current liabilities	85,332	53,153
Long-term debt	23,595	25,858
Other long-term obligations	279	441
Long-term liabilities of discontinued operations	342	312
Losses in excess of investment in Possible Dreams	1,401	1,401
Minority interests	4,983	4,644
Redeemable convertible preferred stock (redemption value at April 6, 2006 — $5,000), $.01 par value, 2,500,000 shares authorized; 500,000 shares issued and outstanding	3,843	3,725
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	65,551	65,670
Accumulated deficit	(31,378)	(32,046)
Accumulated other comprehensive loss	(196)	—
Less: treasury stock, at cost, 7,722 shares	(85)	(85)

Total stockholders' equity	33,957	33,604

Total liabilities and stockholders' equity	$153,732	$$123,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(in thousands except per share amounts)
Revenues:
Employer cost containment and health services	$28,213	$18,137
Educational services	2,671	2,210

Total revenues	30,884	20,347

Selling, general and administrative expenses	25,988	16,533
Depreciation and amortization	936	548

Operating income	3,960	3,266
Interest expense	(1,356)	(419)
Other income (expense)	108	48

Income from continuing operations before income taxes and minority interests	2,712	2,895
Income tax expense	(1,133)	(1,225)
Minority interests in income of consolidated subsidiaries	(339)	(285)

Income from continuing operations	1,240	1,385
(Loss) income from discontinued operations (net of income tax benefit of $351 and $728 in 2004 and 2003, respectively)	(572)	(1,005)

Net income	668	380
Less: preferred stock accretion	(119)	(109)

Income available to common stockholders	$549	$271

Basic earnings per common share from continuing operations	$0.17	$0.20
Basic (loss) earnings per common share from discontinued operations	$(0.09)	$(0.16)

Basic earnings per common share	$0.09	$0.04

Diluted earnings per common share from continuing operations	$0.15	$0.18
Diluted (loss) earnings per common share from discontinued operations	$(0.09)	$(0.16)

Diluted earnings per common share	$0.06	$0.02

Basic weighted average shares used in computation	6,451	6,451

Diluted weighted average shares used in computation	6,553	6,530

Net income	$668	$380
Unrealized loss on interest rate swap	(196)	—

Comprehensive income	$472	$380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2004	2003
	(in thousands, except share and per share amounts)
Income from continuing operations	$1,240	$1,385
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Deferred income taxes	155	585
Amortization	733	201
Depreciation	481	415
Minority interest in income of consolidated subsidiaries	339	285
Unrealized gain on derivative	(17)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(1,737)	375
Other current assets	(563)	(1,426)
Accounts payable, accrued expenses and other liabilities	3,661	4,231

Net cash provided by operating activities of continuing operations	4,292	6,031

Cash flows from investing activities:
Capital expenditures	(872)	(211)
Payments for acquired businesses and intangible assets	(305)	(26)

Net cash used in investing activities of continuing operations	(1,177)	(237)

Cash flows from financing activities:
Proceeds from long-term borrowings	30,000	1,000
Repayments of long-term borrowings and capital leases	(3,462)	(2,175)
Deferred financing costs incurred	(712)	—
Proceeds from lines of credit	—	1,326
Repayment of lines of credit	—	(1,613)
Transfers to restricted cash	(30,720)	—

Net cash used in financing activities of continuing operations	(4,894)	(1,462)

Increase (decrease) in cash and cash equivalents	(1,779)	4,332
Cash and cash equivalents, beginning of period	11,645	3,141

Cash and cash equivalents, end of period	$9,866	7,473

Interest paid	$1,080	$419

Income taxes paid	$84	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to Condensed Consolidated March 31, 2004 Financial Statements (unaudited)

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

        The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of Security Capital Corporation on Form 10-K for the year ended December 31, 2003.

(2) Organization and Description of Business

        Security Capital Corporation ("Security Capital") operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments. Currently, Security Capital has three operating subsidiaries (together with Security Capital, referred to as the "Company"), known as WC Holdings ("WC"), Primrose Holdings, Inc. ("Primrose") and Pumpkin Masters Holdings, Inc. ("Pumpkin"). These three subsidiaries are in three distinct business segments, the Company has implemented an exit strategy with regard to the seasonal products segment which consists of Pumpkin and P.D. Holdings, Inc. ("Possible Dreams"), as discussed in the following paragraph, which are discontinued operations. WC Holdings is an 80%-owned subsidiary which provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers' compensation insurance. WC's activities are primarily centered in California, Ohio, Virginia, Maryland, Texas, Georgia and, to a lesser extent, in other Middle Atlantic states, Indiana and Washington. Primrose is a 98.5%-owned subsidiary involved in the franchising of educational child care centers. Currently, Primrose schools are located throughout the United States except in the Northeast and Northwest.

        The seasonal products segment is now reported as a discontinued operation and consists of Pumpkin and, previously, also of P.D. Holdings, Inc. ("Possible Dreams") through the date of deconsolidation as discussed below. Pumpkin is a 100%-owned subsidiary engaged in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories. Pumpkin distributes its products primarily throughout the United States and also in Canada. The Company is actively marketing this subsidiary for sale and expects to conclude a sale during 2004. Therefore, for all reporting periods presented, it has been reported as a discontinued operation. Possible Dreams is a 75%-owned subsidiary that formerly operated as a designer, importer and distributor of giftware and collectible figurines. Possible Dreams distributed its products throughout the United States. However, because of the October 22, 2003 Chapter 11 filing in bankruptcy court by Possible Dreams, the Company effectively lost control over this subsidiary as of that date, and therefore the accounts of Possible Dreams have ceased to be included in the Company's consolidated statements of income or consolidated balance sheet after that date. For all reporting periods presented, Possible Dreams has been reported as a discontinued operation.

(3) Restricted Cash

        In conjunction with the Company's $30,000 senior subordinated debt financing (see Note 11), the Company pledged its debt proceeds plus an additional $720 which represents approximately three months interest expense as collateral. The collateral is secured via a pledge account which will not be released by its lender until its lender approves a strategic plan that has yet to be submitted for the use of proceeds.

(4) Significant Accounting Policies

        There have been no changes to the Company's significant accounting policies as set forth in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In accordance with the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"), the Company is herein providing in this "Significant Accounting Policies" note the requisite disclosure of the effects of its policy with respect to stock-based employee compensation on reported net income and earnings per share.

        The disclosures with respect to the aggregate effect of all subsidiary and Security Capital stock options as required by SFAS 148 are set forth below:

	For the Three Months Ended March 31,
	2004	2003
Income available to common stockholders, as reported	$549	$271
Add: Stock-based employee compensation expense included in reported income available to common stockholders, net of related tax effects and minority interests	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards granted since January 1995, net of related tax effects and minority interest	(176)	(214)

Pro forma income available to common stockholders	$373	$57

Earnings Per Common Share:
Basic—as reported	$0.09	$0.04
Basic—pro forma	$0.06	$0.01
Diluted—as reported	$0.06	$0.02
Diluted—pro forma	$0.03	$(0.01)

        Pro forma information regarding income available to common stockholders and earnings per share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

        For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

Hedging Instruments.

        We utilize certain derivative financial instruments to manage a portion of our interest rate exposure. We limit our use of derivative financial instruments to interest rate swap agreements. We do not utilize derivative financial instruments for speculative purposes. We do not engage in trading or other speculative uses of these financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate risk, and the financial instrument must reduce the exposure and be designated as a hedge. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

        We account for derivatives and hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. SFAS No. 133 requires all derivative instruments to be recorded in the Consolidated Balance Sheets at their fair values. Changes in the fair values of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

(5) New Accounting Pronouncements

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

(6) Discontinued Operations

        During the fourth quarter of 2003, the Company committed to a plan to sell the operations of Pumpkin and hired an investment bank to draft plans for the immediate sale of the unit. Pumpkin was included in the seasonal products segment. During the fourth quarter, the investment bank began actively soliciting offers for the sale of Pumpkin and together with management has determined that the sale of Pumpkin is probable and will close in 2004. Accordingly, as of December 31, 2003, the assets and operations of Pumpkin have been classified as a discontinued operation in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        During the fourth quarter of 2003, Possible Dreams filed for bankruptcy protection. Possible Dreams was included in the seasonal products segment. At the date of filing, management effectively lost control over the assets and operations of the subsidiary and therefore deconsolidated the accounts of Possible Dreams. Possible Dreams losses in excess of the Company's investment have been classified as a deferred credit in the balance sheet until such time as the plan of liquidation is finalized.

        The Company has restated its prior financial statements to present the operating results of the seasonal products segment as a discontinued operation. The seasonal products segment net sales were $135 and $2,451 for the periods ended March 31, 2004 and 2003, which includes the results of Possible Dreams through the date of deconsolidation.

        The assets and liabilities of the seasonal products segment included in the assets and liabilities of discontinued operations at March 31, 2004 and December 31, 2003, consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Cash	$1,498	$534
Accounts receivable, net	332	2,584
Inventory	1,194	1,076
Other assets	287	231

Current assets of discontinued operations	$3,311	$4,425

Property, plant and equipment, net	$375	$388
Intangible assets, net	6,593	6,656

Long-lived assets of discontinued operations	$6,968	$7,044

Notes payable	$1,812	$1,812
Accounts payable and accrued expenses	602	866

Current liabilities of discontinued operations	$2,414	$2,678

Long-term liabilities of discontinued operations	$342	$312

        Although the Company has no involvement in Possible Dreams' Chapter 11 proceedings, there are certain receivables that the Company has from Possible Dreams which may ultimately be settled for less than their face value. The Company believes that it has provided adequate reserves against these receivables to provide for any such reduced settlement. The Company also has a recognized a liability for an outstanding severance claim which it has agreed to pay in an amount equal to any portion not fully paid by the estate of Possible Dreams in its Chapter 11 liquidation settlement of such claim and has reserved for its possible outcome in current liabilities on the Consolidated Balance Sheets at March 31, 2004 and December 31, 2003.

        Results of discontinued operations for the three months ended March 31, 2004 and 2003 are as follows:

	For the three months ended
	March 31, 2004	March 31, 2003
Loss from discontinued operations (net of income tax benefit of $351 and $728 in 2004 and 2003, respectively)	($572)	($1,005)

(7) Other Income (Expense)

	For the Three Months Ended March 31,
	2004	2003
Interest income	$48	$7
Unrealized gain on derivatives	17	20
Other income	43	21

Total	$108	$48

(8) Earnings Per Share

        Diluted earnings per share reflect per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. The following reconciles amounts reported in the condensed financial statements:

	For the Three Months Ended March 31,
	2004	2003
Diluted Earnings:
Income available to common stockholders	$549	$271
Subsidiary options	(117)	(90)

Diluted earnings	$443	$181

Diluted weighted average shares outstanding:
Common stock	6,451	6,451
Security Capital and subsidiary stock options	102	79

Diluted weighted average shares outstanding	6,553	6,530

        For the three months ended March 31, 2004 and 2003, 500,000 shares of zero coupon redeemable convertible preferred stock, which were convertible into 500,000 common shares, were excluded from the computation of diluted earnings per share ("EPS") because their inclusion as converted had an antidilutive effect on EPS. In addition, certain subsidiary options were excluded from the computation of diluted EPS for the three months ended March 31, 2003 because their inclusion would have had an antidilutive effect on consolidated EPS. For the three months ended March 31, 2004, Security Capital options to purchase 324,000 shares of Class A common stock at exercise prices ranging from $8.00 to $12.69 were not included in the computation of dilutive EPS because the options' exercise prices were greater than the average market price of the Class A common stock. For the three months ended March 31, 2003, Security Capital options to purchase 309,000 shares of Class A common stock at exercise prices ranging from $9.65 to $12.69 were not included in the computation of dilutive EPS for the same reason.

(9) Segment Disclosure

        After giving effect to the discontinuation of the seasonal products segment, the Company has two reportable segments. The employer cost containment and health services segment consists of WC Holdings, Inc. which, through its subsidiary WC, provides services to corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers' compensation insurance. The educational services segment consists of Primrose. This segment's activities are in the franchising of educational child care centers, with related activities in real estate consulting and site selection services. Management evaluates performance of its segments based upon segment income, defined for the purposes of the segment disclosures as earnings before interest, taxes, depreciation, amortization, minority interest expense, management fees, discontinued operations and certain items. Segment income (as defined) is used to evaluate performance because the Company believes this segment income (as defined) is a financial indicator of value and ability to incur and service debt and, adjusted for capital expenditures, is a simple measure of the Company's ability to generate operating cash flow. It is also one method by which we evaluate and value potential acquisition candidates and by which we value our current subsidiaries. Segment income (as defined) is not a substitute for operating income or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States. The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2003. There are no inter-segment sales.

	For the Three Months Ended March 31,
	2004	2003
Revenues:
Employer cost containment and health services	$28,213	$18,137
Educational services	2,671	2,210

Total revenues	$30,884	$20,347

Segment income (Adjusted EBITDA):
Employer cost containment and health services	$4,256	$3,220
Educational services	1,298	1,060

Total segment income	$5,554	$4,280

Reconciliation to net income:
Depreciation and amortization expense	(936)	(548)
Interest expense	(1,356)	(419)
Income tax expense	(1,133)	(1,225)
Minority interests in income of consolidated subsidiaries	(339)	(285)
Corporate, management fee and other expenses	(658)	(466)
Other income	108	48

Income from continuing operations	$1,240	$1,385

	March 31, 2004		December 31, 2003
	Total Assets	Long-lived Assets	Total Assets	Long-lived Assets
Segment assets:
Employer cost containment and health services	$84,227	$59,071	$81,300	$60,871
Educational services	28,966	24,097	28,480	24,202

Total segment amounts	113,193	83,168	109,780	85,073
Corporate and other	30,260	(2,074)	1,889	(4,600)
Discontinued operations	10,279	6,968	11,469	7,044

Total assets	$153,732	$88,062	$123,138	$87,517

(10) Income Taxes

        The Company has recorded income tax expense at a rate of 42% for the three month periods ended March 31, 2004 and 2003, representing the Company's estimate of the annual effective income tax rate.

(11) Debt

        On January 14, 2004, the Company entered into a $30,000 senior subordinated debt financing. Pursuant to the financing, the Company issued a $30,000 senior subordinated promissory note, due September 30, 2008, to a mezzanine lender. The note bears interest at an initial rate equal to 10% per annum, subject to adjustment upwards to 16% per annum effective upon the earlier of September 30,

2004 or the occurrence of certain triggering events under the note. A triggering event will occur on the earlier of September 30, 2004 or a permitted transaction that the lender approves of. If no permitted transaction occurs by September 30, 2004 the lender may at is option call the loan. If a permitted transaction does occur then the interest rate will increase via a 4% PIK to a total rate of 16% and the Company will pay an additional $375 in loan costs to the lender. As of March 31, 2004 loan costs of $712 were paid and are accounted for as a cost of the financing and amortized over the period ending September 30, 2004, the triggering date. This debt is secured by restricted cash of $30,720, which is recorded on the March 31, 2004 balance sheet. Until a triggering event occurs the Company can prepay the debt in part or in full, penalty free. After a triggering event a prepayment penalty of 5%, 3%, 1% and 0% can be assessed on all principal payments made on or before January 14, 2005, 2006, 2007 and thereafter, respectively.

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

        On February 19, 2004, WC entered into an interest rate swap with a notional amount of $10,000. This swap effectively fixes the interest rate at 5.44% for a five year period ending February 19, 2009, and is qualified as a cash flow hedge under SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities". This agreement is with a financial institution which is expected to fully perform under the terms thereof. The fair value of this outstanding swap agreement at March 31, 2004 was recorded in the consolidated balance sheet as a net liability of $196.

        The unrealized loss of $(196) at March 31, 2004, has been reflected as a component of other comprehensive income as the hedge is, and is expected to be, perfectly effective in offsetting changes in cash flows relating to interest over the hedge period.

        We have entered into another interest rate swap agreement with a major bank to manage a portion of our exposure to interest rate fluctuations. This interest rate swap agreement effectively converts interest rate exposure from a variable rate to a fixed rate of interest. At March 31, 2004 and December 31, 2003, the aggregate notional principal amount of this agreement was $8 million, respectively. The difference between amounts to be paid or received on interest rate swap agreements is recorded as interest expense.

        Under these agreements, we pay fixed rates of interests at 5.44% and 7.57%. These agreements mature as follows: $10,000 million notional principal amount in 2009 and $8,000 notional principal amount in 2005, respectively.

(12) Redeemable Preferred Stock

        In March 2004, the holder of the convertible redeemable preferred stock requested redemption of his shares at a value of $5,000 on April 6, 2004. However, the Company believes the redemption value on such date is approximately $2,700. As of March 31, 2004, the carrying value of the redeemable-convertible preferred stock was $3,843.

(13) Related Party Transactions

        Under the Management Advisory Services Agreement, the Company recorded expenses to Capital Partners of $388 and $313 for the three months ended March 31, 2004 and 2003, respectively. The Company has also recorded a payable due to Capital Partners of $0 and $293 at March 31, 2004 and December 31, 2003, respectively.

(14) Acquisitions

Octagon Risk Services, Inc.

        The Company adjusted its preliminary purchase price allocation due to a purchase price adjustment related to working capital. The net effect was to reduce goodwill by $670.

        Certain portions of deferred tax assets resulting from net operating loss carryforwards are subject to revision upon their potential utilization by the former owners in 2003. Any changes to such amounts will be reflected as an adjustment to the purchase price of Octagon and will impact the related goodwill balance.

KRAMMCO, Inc

        During the first quarter of 2004, WC acquired 100% of the stock of KRAMMCO, Inc., an Ohio corporation, for $975. KRAMMCO, Inc. is a management company whose sole asset is a management contract with the North American Employer's Council, Inc., (NAEC) an Ohio not-for-profit corporation. NAEC is an Ohio association that provides association members with, among other value-added services, an Ohio group rating sponsor. The entire $975 was preliminary allocated to contracts and customer lists and amortized over seven years.

(15) Contingencies

        The Company is party to several legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses to these actions, such that the resolution of such matters will not have a material adverse effect on the financial position or future operating results of the Company.

        CompManagement, Inc., a subsidiary of WC, is party to a lawsuit brought by the Cleveland Bar Association which alleges that certain practices by this subsidiary and its hearing representatives in Ohio constitute the unauthorized practice of law. This matter will be resolved by the Ohio Board of Commissioners on the Unauthorized Practice of Law and by the Supreme Court of Ohio. CompManagement, Inc. believes that its practices do not differ from any other Ohio workers' compensation third party administrator and do not constitute the practice of law. The Company believes that the ultimate outcome of this action will not have a material adverse effect on the financial position or future operating results of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in this Report on Form 10-Q. Additional information concerning factors that could cause results to differ materially from forward-looking statements is contained under "Part II—Item 5. Other Information".

        There are certain accounting policies that the Company believes are critical to its business and the understanding of its financial statements. These critical accounting policies are discussed in Item 7 of the Annual Report of Security Capital Corporation on Form 10-K for the year ended December 31, 2003.

Results of Operations

        The Company reported income from continuing operations of $1,240,000 and net income of $668,000 for the three months ended March 31, 2004. This compares to a net income from continuing operations of $1,385,000 and net income of $380,000 for the three months ended March 31, 2003.

        The Company reported basic and diluted earnings per common share from continuing operations of $0.17 and $0.15, respectively, and basic and diluted earnings per common share of $0.08 and $0.06, respectively, for the three months ended March 31, 2004 as compared to basic and diluted earnings per common share from continuing operations of $0.20 and $0.18, respectively, and basic and diluted earnings per common share of $0.04 and $0.02, respectively, for the three months ended March 31, 2003.

        Revenues from continuing operations increased by $10,537,000 or 52% to $30,884,000 for the three months ended March 31, 2004, as compared to the same period of the prior year. The increase for the three-month period was primarily due to the $10,075,000 or 56% increase in the revenues of the employer cost containment and health services segment resulting from the acquisition of Octagon Risk Services, Inc. in October 2003.

        The Company's educational segment's revenues increased by $461,000 or 21% to $2,671,000 for the three months ended March 31, 2004, as compared to the same period of the prior year, primarily due to higher royalty revenues. Total royalty revenue of the educational segment earned from system revenues increased by $302,000, or 15%, to $2,286,000 for the three months ended March 31, 2004, as compared to the same period of the prior year, due to the increase of schools opened in the last two years and increasing same school revenue. This increase was partially offset by decreased franchise fees, as compared to the same period of the prior year, due to a decrease in the rate of new school openings from two schools opened in the three months ended March 31, 2003 down to no schools opened in the three months ended March 31, 2004. In the first quarter of 2003, a new company-owned school was opened. Revenues for the company—owned school increased by $19,000, or 10% to $203,000 at March 31, 2004. Higher revenues resulted from revenue growth as the school became established and also that the new school was not open for the entire three months of 2003. As an additional performance measure of the increasing success of the educational services segment's concept, the Company monitors the revenues generated by its franchisees. Total education system revenue, or gross revenue of all educational-based child care center franchisees, increased by $4,458,000 or 15.7% to $32,907,000 for the three months ended March 31, 2004, as compared to the same period of the prior year. These increases were generated as a result of a 10% increase in the number of educational-based childcare centers, which was 118 and 107 as of March 31, 2004 and 2003, respectively.

        Selling, general and administrative expense increased by $9,455,000, or 57% to $25,988,000 for the three months ended March 31, 2004, as compared to the same period of the prior year. This increase was primarily due to increases in the employer cost containment and health services segment resulting from its October 2003 acquisition of Octagon Risk Services, Inc., and additional expense directly associated with the start-up of new revenue streams relating to a national sales initiative.

        Amortization and depreciation expense increased by $388,000 or 71% to $936,000 for the three months ended March 31, 2004 as compared to the same period of the prior year, primarily due to higher depreciation in the employer cost containment and health services segment resulting from its October 2003 acquisition of Octagon Risk Services, Inc.

        Interest expense increased by $937,000 or 224% to $1,356,000 for the three months ended March 31, 2004, respectively, as compared to the same period of the prior year. The increase was primarily due to cash interest expense of $629,000 and amortized financing costs of $237,000 associated with the Company's subordinated debt. The employer cost containment and health services segment's interest expense increased by $118,000 for the three months ended March 31, 2004, due to additional debt related to the Octagon Risk Services acquisition. The educational services segment's interest expense declined by $47,000 for the three months ended March 31, 2004, respectively, due to the reduction of notes payable and the line of credit. It's estimated that 2004's interest expense will increase by $3,800,000 or 243% to $5,365,000, due to the Company's January 2004, $30,000,000 senior subordinated debt issuance.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $1,779,000 from $11,645,000 at December 31, 2003 to $9,866,000 at March 31, 2003. This decrease was primarily due to a decrease in holding company cash of $2,920,000, which was partially offset by a cash increase of $1,021,000 generated by the employer cost containment and health services segment's increased cash flows. Cash also increased in the educational services segment by $120,000 due primarily to increased same school revenues.

        The Company's consolidated working capital deficit excluding discontinued operations, increased by $1,280,000 or 6.7% from a deficit of $19,279,000 at December 31, 2003 to a deficit of $20,559,000 at March 31, 2004. The holding company's restricted cash increase of $30,720,000 was offset by an increase in holding company debt of $30,000,000. The employer cost containment and health services segment's working capital increased by $137,000 inclusive of its cash increase noted above, combined with a $1,266,000 increase in accounts receivable, a $512,000 increase in its other current assets and a decrease of accounts payable of $1,012,000. The cash, accounts receivable and other current assets increases and the decrease in accounts payable were partially offset by a $4,295,000 increase in unearned revenue, which is recognized as income over the course of the year.

        The Company, in aggregate, maintains two revolving lines of credit, with a total of $9,000,000 availability (net of borrowing base restrictions) at March 31, 2004. The Company does not have any balance outstanding at March 31, 2004. The Company's employer cost containment-related services segment maintains an $8,000,000 revolving line of credit. The Company had $0 outstanding and $8,000,000 available at March 31, 2004 under this revolver. The Company's educational services segment maintains a $1,000,000 revolving line of credit. The Company had $0 outstanding and $1,000,000 available at March 31, 2004 under this revolver. Borrowings under the revolving lines of credit are limited to a borrowing base, which could restrict availability, as described in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        On January 14, 2004, the Company entered into a $30,000,000 senior subordinated debt financing. Pursuant to the financing, the Company issued a $30,000,000 senior subordinated promissory note, due September 30, 2008, to a mezzanine lender. The note bears interest at an initial rate equal to 10% per annum, subject to adjustment upwards to 16% per annum effective upon the earlier of September 30, 2004 or the occurrence of certain triggering events under the note. A triggering event will occur on the earlier of September 30, 2004 or a permitted transaction that the lender approves of. If no permitted transaction occurs by September 30, 2004 the lender may at is option call the loan. Accordingly, the subordinated debt has been classified as a current liability. If a permitted transaction does occur, then the interest rate will increase via a 4% PIK to a total rate of 16% and the Company will pay an additional $375 in loan costs to the lender. As of March 31, 2004 loan costs of $710 were paid and are accounted for as a cost of the financing and amortized over the period ending September 30, 2004, the triggering date. This debt is secured by restricted cash of $30,720,000 which is recorded on the March 31, 2004 balance sheet. Until a triggering event occurs the Company can prepay the debt in part or in full penalty free. After a triggering event a prepayment penalty of 5%, 3%, 1% and 0% can be assessed on all principal payments made on or before January 14, 2005, 2006, 2007 and thereafter, respectively.

        Total term debt, inclusive of capital lease obligations, increased by $26,537,000 from $34,889,000 at December 31, 2003 to $61,426,000 at March 31, 2004, due to an increase of $30,000,000 of debt at the holding company, which was offset by $3,463,000 of principal payments. Term debt in the aggregate carried an approximate 7.50% weighted average borrowing rate at March 31, 2004 and an approximately 11.26% weighted average borrowing rate for the three month period ended March 31, 2004. Borrowing rates for the comparable periods of the prior year were a 5.49 weighted average borrowing rate at March 31, 2003 and an approximately 7.54 weighted average borrowing rate for the three month period ended March 31, 2003. Current maturities of term debt, inclusive of current capital lease obligations, were $37,831,000 at March 31, 2004.

        The term debt has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings before interest, taxes, depreciation and amortization EBITDA (as defined), leverage ratios, interest coverage ratios and fixed charge ratios and maximum lease expenses.

        The Company is not in compliance with its EBITDA covenant at Pumpkin or WC. Management expects to be in compliance with the covenants on all debt in the foreseeable future except for Pumpkin's EBITDA covenant. Management believes it has the ability to refinance the Pumpkin debt in the near future. The technical violation of WC covenants resulted from an error in the wording of the loan agreement and is being remedied by the applicable lender. Borrowings under the bank credit agreements are secured by a pledge of substantially all of the Company's assets as well as a pledge of the Company's share ownerships in the subsidiaries, and a pledge of substantially all assets at the subsidiary level, as well as by a pledge of the Company's share ownerships in the subsidiaries. Accordingly, substantially all of each subsidiary's net assets are restricted.

        The Company's quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter or year. Such factors include, but are not limited to, those listed under "Forward Looking Statements" under Item 5. of Part II of this Report on Form 10-Q. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers' compensation insurance in Ohio, California, Texas and the other states in which the Company's employer cost containment and health services segment operates the Company's ability to enhance its existing services and successfully introduce and market new services, new service developments by the Company's competitors; market acceptance of new services of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, interest rates, interest rate swaps, debt levels, liquidity and capital resources, market risk, the Company's ability to attract qualified franchisees or access to financing for these franchisees; the effects on the Company if a lender to one of the Company's subsidiaries utilizes remedies available to it upon an event of default on loans at one of the Company's subsidiaries; and decisions relative to and the outcome of any such decisions regarding strategic alternatives with respect to maximizing stockholder value and enhancing stockholder liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Market risk represents a risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. We manage our exposure to interest rates only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

        Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow and to lower our overall borrowing cost. To achieve our objectives, we evaluate the amount of our variable rate debt as a percentage of our aggregate debt. At March 31, 2004 and December 31, 2003, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 20.9% and 74.3% of our total debt, respectively. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. The Company's notes payable and long-term debt bear interest primarily at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates on such debt. The effect of a one percentage point change per annum in interest rates would have impacted interest expense by approximately $194,000 and $130,000 for the three months ended March 31, 2004 and 2003, respectively. The effect above is net of all interest rate swaps.

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

(b)
Change in Internal Control over Financial Reporting

        No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is party to several legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses to these actions, such that the resolution of such matters will not have a material adverse effect on the financial position or future operating results of the Company.

        The Company's subsidiary, CompManagement, Inc., is party to a lawsuit brought by the Cleveland Bar Association which alleges that certain practices by this subsidiary and its hearing representatives in Ohio constitute the unauthorized practice of law. This matter will be resolved by the Ohio Board of Commissioners on the Unauthorized Practice of Law and by the Supreme Court of Ohio. CompManagement, Inc. believes that its practices do not differ from any other Ohio workers' compensation third party administrator.and do not constitute the practice of law. The Company believes that the ultimate outcome of this action will not have a material adverse effect on the financial position or operating results of the Company.

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

Item 5. Other Information

Forward Looking Statements

        This filing contains "forward-looking" statements within the meaning of the "safe harbor" provisions of the Private Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers' compensation insurance in Ohio, California and the other states in which the Company's employer cost containment and health services segment operates the Company's ability to enhance its existing services and successfully introduce and market new services, new service developments by the Company's competitors, market acceptance of new services of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, interest rates, interest rate swaps, debt levels, liquidity and capital resources, market risk, the Company's ability to attract qualified franchisees or access to financing for these franchisees, the effects on the Company if a lender to one of the Company's subsidiaries utilizes remedies available to it upon an event of default on loans at one of the Company's subsidiaries, and decisions relative to and the outcome of any such decisions regarding strategic alternatives with respect to maximizing stockholder value and enhancing stockholder liquidity.

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

SECURITY CAPITAL CORPORATION
Date: May 17, 2004	By:	/s/ BRIAN D. FITZGERALD Brian D. Fitzgerald Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: May 17, 2004	By:	/s/ WILLIAM R. SCHLUETER William R. Schlueter Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Index of Exhibits

Exhibit 31.1	Section 302 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.
Exhibit 31.2	Section 302 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.
Exhibit 32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.