Form 10-Q
period 2004-06-30
SECURITY CAPITAL CORP/DE/
filed 2004-08-16
CIK 314340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2004.

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

As of August 11, 2004, there were 6,450,587 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Security Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,473	$11,645
Restricted cash	30,750	—
Accounts receivable, net	21,625	16,468
Deferred income taxes	1,395	1,618
Current assets of discontinued operations	4,567	4,425
Other current assets	1,660	1,465
Total current assets	64,470	35,621
Property and equipment, net	5,034	4,196
Goodwill, net	59,579	59,284
Franchise agreements, net	6,572	6,780
Other intangible assets, net	6,898	6,491
Deferred income taxes	2,903	2,928
Long-lived assets of discontinued operations, net	6,903	7,044
Other assets	996	1,015
Total assets	$153,355	$123,359

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current portion of long-term debt	$39,398	$9,031
Accounts payable	2,799	2,859
Accrued expenses and other liabilities	16,498	18,322
Unearned revenues	22,272	20,263
Current liabilities of discontinued operations	3,923	2,678
Total current liabilities	84,890	53,153
Long-term debt	21,926	25,858
Other long-term liabilities	273	662
Long-term liabilities of discontinued operations	382	312
Losses in excess of investment in Possible Dreams	1,401	1,401
Minority interests	5,377	4,644
Redeemable convertible preferred stock (redemption value at April 6, 2006 — $5,000), $.01 par value, 2,500,000 shares authorized; 500,000 shares issued and outstanding	3,977	3,725
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	65,418	65,670
Accumulated deficit	(30,422)	(32,046)
Accumulated other comprehensive income	153	—
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	35,129	33,604
Total liabilities and stockholders’ equity	$153,355	$123,359

The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Revenues:
Employer cost containment-related services	$29,479	$18,416	$57,692	$36,553
Educational services	2,826	2,174	5,497	4,384
Total revenues	32,305	20,590	63,189	40,937

Selling, general and administrative expenses	27,552	17,501	53,539	34,034
Depreciation and amortization	861	538	1,797	1,086

Operating income	3,892	2,551	7,853	5,817
Interest expense	(1,451)	(151)	(2,807)	(571)
Other income, net	265	91	373	139
Income from continuing operations before income taxes and minority interests	2,706	2,491	5,419	5,385
Income tax expense	(1,109)	(1,095)	(2,243)	(2,320)
Minority interest in income of consolidated subsidiaries	(394)	(231)	(733)	(516)

Income from continuing operations	1,203	1,165	2,443	2,549

Loss from discontinued operations (net of tax benefit of $152 and $663 for the three months ended June 30, 2004 and 2003, respectively, and $503 and $1,391 for the six months ended June 30, 2004 and 2003, respectively)	(247)	(824)	(819)	(1,828)

Net income	956	341	1,624	721
Preferred stock accretion	(133)	(112)	(252)	(221)
Income available to common stockholders	$823	$229	$1,372	$500

Basic earnings per common share from continuing operations	$0.17	$0.16	$0.34	$0.36
Basic loss per common share from discontinued operations	(0.04)	(0.13)	(0.13)	(0.28)
Basic earnings per common share	$0.13	$0.04	$0.21	$0.08

Diluted earnings per common share from continuing operations	$0.15	$0.15	$0.30	$0.33
Diluted loss per common share from discontinued operations	(0.04)	(0.13)	(0.13)	(0.28)
Diluted earnings per common share	$0.11	$0.02	$0.18	$0.05

Weighted average shares used in computation
Basic	6,451	6,451	6,451	6,451
Diluted	6,520	6,548	6,537	6,539

The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2004	2003
Cash flows from operating activities:
Income from continuing operations	$2,443	$2,549
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Gain on sale of land	—	(109)
Deferred income taxes	248	330
Depreciation and amortization	1,797	1,086
Amortization of deferred financing costs	600	130
Provision for doubtful accounts	196	401
Minority interests in income of consolidated subsidiaries	733	516
Unrealized gain on derivatives	(236)	(5)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,258)	(1,848)
Increase in other current assets	(195)	(431)
Increase in accounts payable, accrued expenses and other liabilities	828	606
Other	128	—
Net cash provided by operating activities	1,284	3,225

Cash flows from investing activities:
Capital expenditures	(1,804)	(431)
Proceeds from sale of land	—	109
Acquisitions	(1,775)	(45)
Net cash received from discontinued operations	150	137
Net cash used in investing activities	(3,429)	(230)

Cash flows from financing activities:
Proceeds from long-term borrowings	30,000	1,000
Repayments of long-term borrowings and capital leases	(5,865)	(3,656)
Proceeds from lines of credit	14,254	9,498
Repayment of lines of credit	(11,954)	(6,797)
Deferred financing costs paid	(712)	—
Investment in restricted cash	(30,750)	—
Net cash (used in) provided by financing activities	(5,027)	45

(Decrease) increase in cash and cash equivalents	(7,172)	3,040
Cash and cash equivalents, beginning of period	11,645	3,141
Cash and cash equivalents, end of period	$4,473	$6,181

The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share amounts)

(1)  Basis of Presentation

The unaudited interim financial statements of Security Capital Corporation and its subsidiaries (“Security Capital,” “Company,” “we,” “us” and “our”) have been prepared in accordance with United States generally accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made.  The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

(2)  Organization and Description of Business

Security Capital operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments.  Currently, we have three operating subsidiaries, known as WC Holdings, Inc. (“WC”), Primrose Holdings, Inc. (“Primrose”) and Pumpkin Masters Holdings, Inc. (“Pumpkin”).  WC is an 80%-owned subsidiary which provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  WC’s activities are primarily centered in California, Ohio, Virginia, Maryland, Texas, Georgia and, to a lesser extent, in other Middle Atlantic states, Indiana and Washington.  Primrose is a 98.5%-owned subsidiary involved in the franchising of educational child care centers.  This segment’s activities are in the franchising of educational child care centers, with related activities in real estate consulting and site selection services. Currently, Primrose schools are located in the Southeast and Southwest.  Pumpkin is a 100%-owned subsidiary engaged in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories. Pumpkin distributes its products primarily throughout the United States and in Canada.  Pumpkin is accounted for as a discontinued operation as we are actively marketing this subsidiary for sale and expect to conclude a sale during 2004 (see Note 4).

P.D. Holdings, Inc. (“Possible Dreams”) is a 75%-owned subsidiary that formerly operated as a designer, importer and distributor of giftware and collectible figurines.  Possible Dreams distributed its products throughout the United States.  In October 2003, Possible Dreams filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  As of the date of filing, we no longer had control over this subsidiary and therefore the accounts of Possible Dreams were excluded from our consolidated financial statements.  For the 2003 reporting periods presented, Possible Dreams is reported as a discontinued operation (see Note 4).

(3)  Significant Accounting Policies

There are certain accounting policies that we believe are critical to our business and the understanding of our financial statements, either because of their magnitude to the financial statements or because they require management to make certain estimates and assumptions.  These critical accounting policies are described below.  For disclosure of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue Recognition

Revenues for the employer cost containment and health services segment are derived from claims management, self-insured plan administrator services, consulting services and managed care administration services and are recorded based on the requirements and duration of the related contracts.  Revenues from managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the Ohio Bureau of Workers’ Compensation.  In addition, contract revenues are recorded for certain incentive awards when the claims are processed to which the incentive is related, and a bonus award is recorded in the year earned.  Cash received in advance on certain contracts is initially deferred and recognized as revenue on a pro rata basis over the related contract periods, which typically range between three and 12 months.  Commissions associated with these contracts are also deferred and recognized as an expense on a pro rata basis over the related contract periods.

Revenues for the educational services segment are derived from royalties received from franchisees based on a percentage of the school’s monthly revenue and various fees for services provided to franchisees.  Royalty revenue is recorded in the month earned and typically collected in the subsequent month.  Franchise fees are collected at various intervals prior to the opening of a school and the recognition of the revenue is deferred until the franchised school has been certified for occupancy, which is generally concurrent with the commencement of operations.  Assignment fees are received for site identification and preparation for the construction of the school, including zoning permits, and are recognized upon the purchase of the property by the franchisee.  Transfer fees are earned upon the sale of an existing franchise to another franchisee.  Real estate services fees are received for engineering and architectural design consulting services provided to the franchisee during the construction of the school.  Real estate services fees are collected in advance upon the signing of a franchise agreement.  These fees are initially deferred and recognized as revenue when the school is certified for occupancy.  Option fees are received to initiate an option agreement, which gives the option holder the right to purchase a franchise in a designated geographical area for a stated period of time (typically six to twelve months).  If the option is exercised, the option fee is applied against the franchise fee, and recognized as revenue when the school is certified for occupancy.  If the option expires, the fee is recognized as revenue at the time of expiration.  Fees are also received if a franchisee terminates the franchise agreement.  These fees are recognized as revenue at the time of termination.

Goodwill and Other Intangible Assets

Acquisitions are accounted for under the purchase-method whereby we record acquired tangible and intangible assets and assumed liabilities at fair value.  The valuation of acquired assets and the resulting goodwill require management to make certain estimates and assumptions that could affect amounts reported in our financial statements.  Goodwill and other intangible assets are subject to impairment testing at least annually or more frequently if indications of possible impairment exist.  We perform our annual impairment testing at year-end.

Employee Stock Options

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options.  Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the grant date.

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model.  This model requires management to make estimates and assumptions relating to, among other things, the expected life of the option and the expected stock price volatility.  There have been no stock options granted during 2004.  Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.

The following table reflects the pro forma net income and earnings per share assuming we applied the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.”

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net income, as reported	$956	$341	$1,624	$721
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect and minority interests	—	—	—	—
Deduct: Stock-based compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards granted since January 1995, net of related tax effects and minority interest	(152)	(207)	(328)	(418)

Pro forma net income	804	134	1,296	303
Preferred stock accretion	(133)	(112)	(252)	(221)
Pro forma income available to common stockholders	$671	$22	$1,044	$82

Basic earnings per share
As reported	$0.13	$0.04	$0.21	$0.08
Pro forma	$0.10	$0.00	$0.16	$0.01

Diluted earnings per share
As reported	$0.11	$0.02	$0.18	$0.05
Pro forma	$0.09	$(0.01)	$0.13	$(0.01)

Derivative Financial Instruments

Our use of derivative financial instruments is currently limited to interest rate swap agreements, which we utilize to mitigate our exposure to changes in interest rates on our variable rate debt.  We do not utilize derivative financial instruments for trading or speculative purposes.  We account for derivatives and hedging instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which require that all derivative instruments be recorded at their fair values.  The fair value of derivatives is recorded in the consolidated balance sheets in other long-term liabilities.

We currently have two outstanding interest rate swap agreements.  One agreement has a notional value of $8,500, which effectively converts $8,500 of variable rate debt to fixed rate debt.  Under the terms of this swap, we pay a fixed rate of 7.57% and receive a variable rate based on one-month LIBOR.  This swap agreement has not been designated as a hedge for financial accounting purposes and changes in the fair value of this swap are recorded through earnings.  This interest rate swap agreement is with a major financial institution, which we expect to fully perform under the terms thereof.  The interest rate swap expires in 2005.

During the first quarter of 2004, we entered into an interest rate swap with a notional amount of $10,000, which effectively converts $10,000 of variable rate debt to fixed rate debt.  Under the terms of this swap agreement, we pay a fixed rate of 5.44% and receive a variable rate based on one-month LIBOR.  This swap has been designated as a cash flow hedge for financial accounting purposes, and to the extent the swap provides an effective hedge, changes in the fair value of the swap are recorded in other comprehensive income, a component of stockholders’ equity.  Any ineffectiveness is recorded through earnings.

Use of Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates include an allowance for doubtful accounts, bankruptcy accruals, our ability to utilize carry forward tax benefits and the fair value and economic lives of intangible assets.

(4)  Discontinued Operations

During the fourth quarter of 2003, we committed to a plan to sell the operations of Pumpkin and, accordingly, for all periods presented, the net assets and results of operations of Pumpkin are reported as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management believes that the sale of Pumpkin is probable by the end of 2004. In October 2003, Possible Dreams filed for bankruptcy protection, at which time we no longer had control over this subsidiary and no longer included the accounts of Possible Dreams in our consolidated financial statements.  For periods prior to the bankruptcy filing, the results of operations of Possible Dreams are reported as a discontinued operation.  At June 30, 2004, the cumulative losses of Possible Dreams in excess of our investment were $1,401 and are reported as a deferred credit in the consolidated balance sheet until such time as the plan of liquidation is finalized.

The combined net sales of discontinued operations were $1,055 and $2,372 for the three months ended June 30, 2004 and 2003, respectively, and $1,190 and $4,823 for the six months ended June 30, 2004 and 2003, respectively.  The assets and liabilities of discontinued operations at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003

Cash	$9	$534
Accounts receivable, net	1,187	2,584
Inventory	3,002	1,076
Other assets	369	231
Current assets of discontinued operations	$4,567	$4,425

Property, plant and equipment, net	$375	$388
Intangible assets, net	6,528	6,656
Long-lived assets of discontinued operations	$6,903	$7,044

Notes payable	$1,565	$1,812
Accounts payable and accrued expenses	2,358	866
Current liabilities of discontinued operations	$3,923	$2,678

Long-term liabilities of discontinued operations	$382	$312

Although we have no involvement in Possible Dreams’ Chapter 11 proceedings, we have gross receivables of approximately $411 from Possible Dreams which may ultimately be settled for less than their face value.  It is management’s opinion that adequate reserves have been established against these receivables to provide for any such reduced settlement.  We have also agreed to pay any portion of an outstanding severance claim that is not fully paid by the estate of Possible Dreams in its Chapter 11 liquidation settlement.  At June 30, 2004, we have a reserve of $98 established, which we believe represents the maximum amount we may be required to pay.

(5)  Earnings Per Share

Basic earnings per common share (“EPS”) from continuing operations are derived by dividing income from continuing operations available to common stockholders by the weighted average shares outstanding.  Diluted EPS from continuing operations are derived by dividing income from continuing operations available to common stockholders less the impact on our income from the assumed exercise of stock options of subsidiary companies by the weighted average shares outstanding plus the dilutive effect of common stock equivalents.  The following table presents the computation of basic and diluted EPS.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Earnings
Net income	$956	$341	$1,624	$721
Less: Preferred stock accretion	(133)	(112)	(252)	(221)
Income available to common stockholders	823	229	1,372	500
Add back: Net loss from discontinued operations	247	824	819	1,828
Income from continuing operations available to common stockholders – numerator for basic EPS from continuing operations	$1,070	$1,053	$2,191	$2,328

Income from continuing operations available to common stockholders	$1,070	$1,053	$2,191	$2,328
Effect on our income assuming stock options of subsidiary companies are converted into stock of subsidiary companies	(117)	(73)	(207)	(165)
Diluted earnings from continuing operations – numerator for diluted EPS from continuing operations	$953	$980	$1,984	$2,163

Weighted average shares outstanding
Basic weighted average shares outstanding	6,451	6,451	6,451	6,451
Dilutive effect of stock options	69	97	86	88
Diluted weighted average shares outstanding	6,520	6,548	6,537	6,539

Basic earning per share *
From continuing operations	$0.17	$0.16	$0.34	$0.36
From discontinued operations	(0.04)	(0.13)	(0.13)	(0.28)
Basic earnings per common share	$0.13	$0.04	$0.21	$0.08

Diluted earning per share *
From continuing operations	$0.15	$0.15	$0.30	$0.33
From discontinued operations	(0.04)	(0.13)	(0.13)	(0.28)
Diluted earnings per common share	$0.11	$0.02	$0.18	$0.05

*                    basic and diluted EPS per common share amounts are based on unrounded amounts and therefore may not equal the sum of EPS from continuing operations and discontinued operations.

For the three and six months ended June 30, 2004 and 2003, 500 shares of zero coupon redeemable convertible preferred stock, which were convertible into 500 shares of Class A common stock, were excluded from the computation of diluted EPS because the effect of their assumed conversion would have been antidilutive.  In addition, options to purchase 294 shares of our Class A common stock for the three and six months ended June 30, 2004 and 324 shares of our Class A common stock for the three and six months ended June 30, 2003 were also excluded from the computation of diluted EPS because the effect would have been antidilutive.

(6)  Segment Disclosure

After giving effect to the discontinuation of Pumpkin and Possible Dreams, we have two reportable segments. The employer cost containment and health services segment consists of WC and the educational services segment consists of Primrose.  Management evaluates the performance of its segments based upon segment income, defined as earnings before interest, taxes, depreciation, amortization, minority interest expense, corporate expenses, including management fees, discontinued operations and other income or expense.  Segment income is used to evaluate performance because management believes this is the best financial indicator of value, of our ability to incur and service debt and to generate operating cash flows.  It is also one method by which we evaluate and value potential acquisition opportunities and by which we value our current subsidiaries.  Segment income is not a substitute for operating income or cash flows from operating activities determined in accordance with GAAP.

Segment information for the three and six months ended June 30, 2004 and 2003 is presented in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Revenues:
Employer cost containment and health services	$29,479	$18,416	$57,692	$36,553
Educational services	2,826	2,174	5,497	4,384

Total revenues	$32,305	$20,590	$63,189	$40,937

Segment income (as defined):
Employer cost containment and health services	$4,318	$2,496	$8,574	$5,716
Educational services	1,442	958	2,740	2,019

Total segment income	$5,760	$3,454	$11,314	$7,735

Reconciliation of segment income to net income:
Segment income	$5,760	$3,454	$11,314	$7,735
Depreciation and amortization expense	(861)	(538)	(1,797)	(1,086)
Interest expense	(1,451)	(151)	(2,807)	(571)
Income tax expense	(1,109)	(1,095)	(2,243)	(2,320)
Minority interests in income of consolidated subsidiaries	(394)	(231)	(733)	(516)
Corporate expenses, including management fees	(1,007)	(365)	(1,664)	(832)
Other income, net	265	91	373	139
Loss from discontinued operations	(247)	(824)	(819)	(1,828)

Net income	$956	$341	$1,624	$721

Segment assets at June 30, 2004 and December 31, 2003 are presented below.

	June 30, 2004	December 31, 2003
Segment assets:
Employer cost containment and health services	$80,778	$81,300
Educational services	26,669	28,480
Total segment assets	107,447	109,780

Corporate	34,438	2,110
Discontinued operations, net	11,470	11,469

Total consolidated assets	$153,355	$123,359

(7) Debt

At June 30, 2004 and December 31, 2003, our debt consisted of the following:

	June 30, 2004	December 31, 2003

Primrose Term Loan	$1,464	$2,928
Borrowings under bank lines	2,300	—
WC Holdings note to Community Insurance	70	481
WC Holdings senior term debt	27,490	31,480
10% Senior subordinated note	30,000	—
Total debt	61,324	34,889
Less: current portion	39,398	9,031
Long-term debt	$21,926	$25,858

On January 14, 2004, we issued a $30,000 Senior Subordinated Promissory Note (the “Note”), due September 30, 2008, to a mezzanine lender.  The Note bears interest at an initial rate of 10% per annum, with interest payable quarterly beginning March 31, 2004.  The interest rate is subject to adjustment upwards to 16% per annum effective upon the earlier of September 30, 2004 or the occurrence of certain triggering events under the Note.  A triggering event will occur on the earlier of September 30, 2004 or upon a permitted transaction approved by the lender.  If no permitted transaction occurs by September 30, 2004, the lender may at its option call the loan.  Accordingly, the Note has been classified as a current liability.  If a triggering event does occur, the interest rate will increase to 12% per annum, payable quarterly, plus the lender will receive quarterly PIK, or payment-in-kind, notes equal to 4% of the unpaid principal and interest balance.  We will also be required to pay $375 of loan costs to the lender.  The proceeds of the Note and one interest payment of $750 are being held in a collateral account until such time as the Note is repaid or a plan for the use of the proceeds is submitted and approved by the lender.  An amount of $30,750 is reported as restricted cash on the June 30, 2004 balance sheet.  Until a triggering event occurs, we can prepay the debt in part or in full, penalty free.  However, after a triggering event, a prepayment penalty of 5%, 3% and 1% will be assessed on all principal payments made on or before January 14, 2005, 2006 and 2007, respectively.  On July 2, 2004, we prepaid $15,000 of the outstanding principal balance under the Note.  The funds were obtained from the release of $15,000 from the collateral account.

In June 2004, Pumpkin entered into a revolving credit facility (the “Pumpkin Revolver”) giving Pumpkin the ability to borrow up to a maximum of $7,000, subject to borrowing base restrictions.  Borrowings under the Pumpkin Revolver bear interest at Prime or LIBOR plus 2.75%, at our option.  Concurrent with the signing of the Pumpkin Revolver, we entered into an agreement with the lender to guarantee all outstanding borrowings under the Pumpkin Revolver.  The Pumpkin Revolver expires on May 31, 2006.

Each of our subsidiaries has borrowing facilities under bank credit agreements (each a “Revolver”).  WC maintains a Revolver with a $8,000 borrowing capacity, subject to borrowing base restrictions (the “WC Revolver”), Primrose maintains a Revolver with a $1,000 borrowing capacity, subject to borrowing base restrictions (the “Primrose Revolver”) and Pumpkin maintains the Pumpkin Revolver noted above.  Each Revolver contains restrictive covenants which prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and which require the maintenance of defined levels of profitability and tangible net worth.  Additionally, there are restrictions on the transfer by the subsidiaries of their net assets to the parent company.  There were no outstanding borrowings under the Primrose Revolver or the Pumpkin Revolver and $2,300 outstanding under the WC Revolver at June 30, 2004.

Consistent with the Revolvers, most of our long-term debt obligations carry restrictive covenants which prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and which require the maintenance of defined levels of profitability and tangible net worth.  Most borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as by a pledge of our share ownerships in the subsidiary.  Accordingly, substantially all of each subsidiary’s net assets are restricted.

(8) Comprehensive income

Accumulated comprehensive income is comprised entirely of unrealized gains from an interest rate swap designated as a cash flow hedge.  Comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net income	$956	$341	$1,624	$721
Unrealized gain on interest rate swap, net of taxes of $187 and $106, respectively)	269	—	153	—

Comprehensive income	$1,225	$341	$1,777	$721

(9) Related Party Transactions

Under a Management Advisory Services Agreement between us and Capital Partners, Inc. (“CPI”), we recorded expenses of $388 and $775 for the three and six months ended June 30, 2004, respectively, and $313 and $625 for the three and six months ended June 30, 2003, respectively.

(10) Acquisitions

Integrated Claims Strategies

During the second quarter of 2004, WC acquired 100% of the stock of Integrated Claims Strategies (“ICS”) for $880, including a cash payment of $800 and the assumption of $80 of net liabilities.  ICS provides insurance claims processing and administration services in the Tampa, Florida area.  The preliminary allocation of the purchase price is as follows:

Accounts receivable acquired	$95
Goodwill	880
Current liabilities assumed	(175)
Cash payment	$800

KRAMMCO, Inc.

During the first quarter of 2004, WC acquired 100% of the stock of KRAMMCO, Inc., an Ohio corporation, for $975.  KRAMMCO, Inc. is a management company whose sole asset is a management contract with the North American Employer’s Council, Inc., (“NAEC”) an Ohio not-for-profit corporation. NAEC is an Ohio association that provides association members with, among other value-added services, an Ohio group rating sponsor.  The entire $975 was allocated to contracts and customer lists and is being amortized over seven years.

Octagon Risk Services, Inc.

In connection with our acquisition of Octagon Risk Services, Inc. in 2003, we adjusted our preliminary purchase price allocation due to a purchase price adjustment relating to working capital.  The net effect was to reduce goodwill by $585.  In addition, certain portions of deferred tax assets resulting from net operating loss carryforwards are subject to revision upon their potential utilization by the former owners in the filing of their 2003 tax returns.  We expect that any further revisions to the purchase price allocation will be finalized during the fourth quarter of 2004.  Any revisions to the preliminary purchase price allocation through the fourth quarter of 2004 would result in an adjustment to goodwill and not impact earnings.

(11) Contingencies

CompManagement, Inc. (“CMI”), a subsidiary of WC, is party to a lawsuit brought by the Cleveland Bar Association which alleges that certain practices by this subsidiary and its hearing representatives in Ohio constitute the unauthorized practice of law.  The Ohio Supreme Court Board of Commissioners on the Unauthorized Practice of Law has issued a recommendation to the Supreme Court of Ohio that the activities engaged in by CMI constitute the unauthorized practice of law.  The matter has been set for oral arguments in front of the Ohio Supreme Court on August 17, 2004.  Both parties have filed their respective briefs to the Ohio Supreme Court.  Several parties have filed amicus briefs on behalf of CMI, including representatives of the labor unions, trial attorneys and several trade and business associations.  CMI believes that its practices do not differ from any other Ohio workers’ compensation third party administrator and do not constitute the practice of law.  We anticipate that the ultimate outcome of this action will not have a material adverse effect on our financial position or future operating results.

In March 2004, the holder of the convertible redeemable preferred stock requested redemption of his shares at a value of $5,000 on April 6, 2004.  However, we believe the redemption value on such date was approximately $2,700. At June 30, 2004, the carrying value of the redeemable convertible preferred stock was $3,976.

As noted in our proxy statement dated April 2004, a member of our Board of Directors, Mr. Haskell, resigned as a member of the Audit Committee as a result of a new policy adopted by UBS Securities LLC prohibiting membership on outside audit committees and compensation committees.  Therefore, our audit committee consists only of two independent directors, and we are not in compliance with the American Stock Exchange (“AMEX”) requirement that a company’s audit committee be comprised of three independent directors as set forth in Section 121B(2) of the AMEX Company Guide.  We notified the AMEX of such noncompliance on April 29, 2004.  On May 21, 2004, the AMEX granted us an extension until August 9, 2004 to become fully compliant with Section 121B(2) of the AMEX Company Guide.  Although we have been actively searching, we have not yet found a new director to serve on our audit committee.

We are party to several legal actions arising in the ordinary course of business.  It is management’s opinion that we have adequate legal defenses to these actions and that the resolution of such matters will not have a material adverse effect on our financial position or future operating results.

 (12) Subsequent Events

On July 14, 2004, we received an offer from Mr. Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer and the controlling person of our majority stockholder, CP Acquisition, L.P. No. 1 (“CP-1”), to purchase all of the outstanding Class A Common Stock, Common Stock and Zero

Coupon Convertible Preferred Stock of Security Capital (collectively “Stock”), other than shares held by Mr. Fitzgerald, CP-1 and certain other persons, at a price of $9.00 per share.  On July 28, 2004, we received a revised offer from CP-1 to purchase all of such outstanding Stock for $9.50 per share.  In response to the negotiations, Mr. Fitzgerald increased the offer to $9.65 per share.

In connection with the proposed offer, on July 14, 2004 a complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County and we were served such complaint, naming us, each member of our board of directors and CP-1 as defendants, styled Paul Berger, on behalf of himself and all others similarly situated, v. Brian D. Fitzgerald, A. George Gebauer, Samuel B. Fortenbaugh, III, John H. F. Haskell, Jr., Edward Kelley, Jr., M. Paul Kelly, Security Capital Corporation and CP Acquisition, L.P. No. 1.  While we have not been served in such complaints, we are aware of the filing of two additional complaints naming us, each member of our board of directors and CP-1 as defendants as follows: (i) on July 16, 2004 a complaint styled Milton Pfeiffer v. Brian D. Fitzgerald, A. George Gebauer, Samuel B. Fortenbaugh, III, John H. F. Haskell, Jr., Edward Kelley, Jr., M. Paul Kelly, Security Capital Corporation and CP Acquisition, L.P. No. 1 was filed and (ii) on August 3, 2004 a complaint styled Sara Gottlieb v. Brian D. Fitzgerald, A. George Gebauer, Samuel B. Fortenbaugh, III, John H. F. Haskell, Jr., Edward Kelley, Jr., M. Paul Kelly, Security Capital Corporation and CP Acquisition, L.P. No. 1 was filed.  Each of the complaints allege that the defendants breached their fiduciary duties to the putative class and that the proposed offer is unfair, inadequate and not the result of arm’s-length negotiations.  Each complaint seeks an injunction against the proposed offer or, if the offer is consummated, the rescission of the offer, as well as money damages, attorneys’ fees, expenses and other relief.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.  Additional information concerning factors that could cause results to differ materially from forward-looking statements is contained under “Part II - Item 5.  Other Information.”  All dollar amounts are in thousands.

Company Overview

Security Capital Corporation (“Security Capital,” “Company,” “we,” “us” and “our”) operates as a holding company that participates in the management of its subsidiaries while encouraging operating autonomy and preservation of entrepreneurial environments.  We currently have three operating subsidiaries, WC Holdings, Inc. (“WC”), Primrose Holdings, Inc. (“Primrose”) and Pumpkin Masters Holdings, Inc. (“Pumpkin”).  WC Holdings is an 80%-owned subsidiary which provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  WC’s activities are primarily centered in California, Ohio, Virginia, Maryland, Texas, Georgia and, to a lesser extent, in other Middle Atlantic states, Indiana and Washington.  Primrose is a 98.5%-owned subsidiary involved in the franchising of educational child care centers.  This segment’s activities are in the franchising of educational child care centers, with related activities in real estate consulting and site selection services. Currently, Primrose schools are located in the Southeast and Southwest.  Pumpkin is a 100%-owned subsidiary engaged in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories.  Pumpkin distributes its products primarily throughout the United States and in Canada.  Pumpkin is accounted for as a discontinued operation as we are actively marketing this subsidiary for sale and expect to conclude a sale during 2004.

P.D. Holdings, Inc. (“Possible Dreams”) is a 75%-owned subsidiary that formerly operated as a designer, importer and distributor of giftware and collectible figurines.  Possible Dreams distributes its products throughout the United States.  In October 2003, Possible Dreams filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  As a result, we no longer have control over this subsidiary and therefore the accounts of Possible Dreams are no longer included in our consolidated statements of income or consolidated balance sheet.  For the 2003 reporting periods presented, Possible Dreams is reported as a discontinued operation.

We have two reportable segments at June 30, 2004.  The employer cost containment and health services segment consists of the consolidated operating results of WC and the educational services segment consists of the consolidated operating results of Primrose.  Pumpkin and Possible Dreams comprised our seasonal products segment before they were accounted for as discontinued operations.  All prior period segment information has been restated to conform to the current presentation.

Critical Accounting Policies

Our accounting policies are disclosed in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.  However, there are certain accounting policies that we believe are critical to our business and the understanding of our financial statements, either because of their magnitude to the financial statements or because they require management to make certain estimates and assumptions.  These critical accounting policies are described below.

Revenue Recognition

Revenues from the employer cost containment and health services segment are derived from claims management, self-insured plan administrator services, consulting services and managed care administration services and are recorded based on the requirements and duration of the related contracts.  Revenues from managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the Ohio Bureau of Workers’ Compensation.  In addition, contract revenues are recorded for certain incentive awards when the claims are processed to which the incentive is related, and a bonus award is recorded in the year earned.  Cash received in advance on certain contracts is initially deferred and recognized as revenue on a pro rata basis over the related contract periods, which typically range between three and 12 months.  Commissions associated with these contracts are also deferred and recognized as an expense on a pro rata basis over the related contract periods.

Revenues from the educational services segment are derived from royalties received from franchisees based on a percentage of the school’s monthly revenue and various fees for services provided to franchisees.  Royalty revenue is recorded in the month earned and typically collected in the subsequent month.  Franchise fees are collected at various intervals prior to the opening of a school and the recognition of the revenue is deferred until the franchised school has been certified for occupancy, which is generally concurrent with the commencement of operations.  Assignment fees are received for site identification and preparation for the construction of the school, including zoning permits, and are recognized upon the closing of the purchase of the property by the franchisee.  Transfer fees are earned upon the sale of an existing franchise to another franchisee.  Real estate services fees are received for engineering and architectural design consulting services provided to the franchisees during the construction of the school.  Real estate services fees are collected in advance upon the signing of a franchise agreement and the recognition of the revenue is deferred until the franchised school has been certified for occupancy.  Option fees are received to initiate an option agreement, which gives the option holder the right to purchase a franchise in a designated geographical area for a stated period of time (typically six to twelve months).  If the option is exercised, the option fee is applied against the franchise fee and recognized as revenue when the school is certified for occupancy.  If the option expires, the fee is recognized as revenue at the time of expiration.  Fees are also received if a franchisee terminates the franchise agreement.  These fees are recognized as revenue at the time of termination.

Goodwill and Other Intangible Assets

Acquisitions are accounted for under the purchase-method whereby we record acquired tangible and intangible assets and assumed liabilities at fair value.  The valuation of acquired assets and the resulting goodwill require management to make certain estimates and assumptions that affect amounts reported in our financial statements.  Goodwill and other intangible assets are subject to impairment at least annually or more frequently if indications of possible impairment exist.  There have been no impairment charges recognized during the period.  We perform our annual impairment testing at year-end.

Employee Stock Options

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options.  Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the grant date.

Derivative Financial Instruments

Our use of derivative financial instruments is currently limited to interest rate swap agreements, which we utilize to mitigate our exposure to changes in interest rates on our variable rate debt.  We do not utilize derivative financial instruments for trading or speculative purposes.  We account for derivatives and hedging instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which require all derivative instruments be recorded at their fair values.  The fair value of derivatives is recorded in the consolidated balance sheets in other long-term liabilities.

We have an interest rate swap with a notional value of $8,500 that has not been designated as a hedge for financial accounting purposes and, accordingly, changes in the fair value of this swap are recorded through earnings.  For the three and six months ended June 30, 2004, changes in the fair value of the swap resulted in a gain of $219 ($129 after tax) and $236 ($139 after tax), respectively.  The amounts included in earnings during the 2003 periods were not material.  Additionally, in 2004, we entered into an interest rate swap agreement with a notional amount of $10,000.  This swap has been designated as a cash flow hedge for financial accounting purposes and, to the extent the swap provides an effective hedge, changes in the fair value of the swap are recorded in accumulated other comprehensive income, a component of stockholders’ equity.  Any ineffectiveness is recorded through earnings.  There was no ineffectiveness recorded through earnings related to this swap for the three and six month periods ended June 30, 2004.

Use of Management Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates include an allowance for doubtful accounts, bankruptcy accruals, our ability to utilize carry forward tax benefits and the fair value and economic lives of intangible assets.

Results of Operations

Revenues for the three months ended June 30, 2004 increased $11,715, or 57%, to $32,305 compared to revenues of $20,590 for the three months ended June 30, 2003.  Revenues for the six months ended June 30, 2004 increased $22,252, or 54%, to $63,189 compared to revenues of $40,937 for the six months ended June 30, 2003.

Revenues from the employer cost containment and health services segment for the three months ended June 30, 2004 increased $11,063, or 60%, to $29,479 compared to $18,416 reported in last year’s period and revenues for the six months ended June 30, 2004 increased $21,139, or 58%, to $57,692 as compared to $36,553 reported in the same period last year.  The increase for the three and six-month periods was primarily due to additional revenue resulting from the acquisition of Octagon Risk Services, Inc. (“Octagon”) in October 2003.

Revenues from the educational services segment for the three months ended June 30, 2004 increased $652, or 30%, to $2,826 compared to $2,174 for the same period last year and revenue for the six months ended June 30, 2004 increased $1,113, or 25%, to $5,497 compared to $4,384 for the same period last year.  The increase in revenues for the quarter was primarily due to an increase in royalty revenue of $307, or 16%, due to an increase in the number of schools opened and higher same school revenue.  During the second quarter 2004, two schools were opened (compared to none in the second quarter of 2003) resulting in higher franchise fees of $87 and revenue from the company-owned school, which opened in January 2003, increased $82 due to higher enrollment as the school becomes established.

For the six months ended June 30, 2004, royalty revenue increased $609, or 15%, due to higher same school revenue and the revenue contribution of 13 additional schools opened since June 30, 2003, company-owned school revenue increased $224 due to increasing enrollment as the school becomes established and transfer fees increased $125 due to an increase in the number of sales of an existing franchise to another franchisee.

As an additional performance measure of the increasing success of the educational services segment, we monitor the gross revenues of all educational-based child care center franchisees (“system revenues”).  Total system revenues increased by $4,473, or 16%, to $32,906 for the three months ended June 30, 2004 compared to $28,433 for the three months ended June 30, 2003 and $8,931 or 16%, to $65,813 for the six months ended June 30, 2004 compared to $56,882 for the six months ended June 30, 2003.  Same-school system revenues for schools operating more than 24 months increased $1,731, or 6%, and $3,600, or 7%, for the three and six months ended June 30, 2004, respectively, and same school system revenues for schools operating less than 24 months increased $567, or 64%, and $1,433, or 97%, for the three and six months ended June 30, 2004, respectively.  Additional system revenues from schools operating subsequent to June 30, 2003 were $2,175 and $3,898 for the three and six months ended June 30, 2004, respectively.  There were 120 educational-based childcare centers opened at June 30, 2004 compared to 107 opened at June 30, 2003.  To evaluate performance, management looks at system revenues from schools in operation more than 24 months and less than 24 months separately because it typically takes a new school approximately that long to reach its mature stage and operate at or near full-capacity.

Selling, general and administrative expense (“SG&A”) for the three months ended June 30, 2004 increased by $10,051, or 57%, to $27,552 compared to SG&A of $17,501 for the three months ended June 30, 2003.  SG&A for the six months ended June 30, 2004 increased $19,505, or 57%, to $53,539 compared to $34,034 for the six months ended June 30, 2003.  This increase was primarily due to additional expenses of approximately $9,400 and $18,600 for the three and six-months ended June 30, 2004, respectively, in the employer cost containment and health services segment resulting from the Octagon acquisition.  Also contributing to the quarter and year-to-date increase were higher corporate costs of approximately $600 and $800, respectively, mainly due to professional fees related to the pursuit of various corporate opportunities and objectives.

Depreciation and amortization expense increased by $323, or 60%, to $861 for the three months ended June 30, 2004 compared to $538 for the three months ended June 30, 2003 and by $711, or 65%, to $1,797 for the six months ended June 30, 2004 compared to $1,086 for the six months ended June 30, 2003.  The increase is primarily due to additional depreciation and amortization expense in the employer cost containment and health services segment resulting from the Octagon acquisition.

As a result of the above factors, operating income for the three months ended June 30, 2004 increased $1,341, or 53%, to $3,892 compared to $2,551 for the three months ended June 30, 2003 and operating income for the six months ended June 30, 2004 increased $2,036, or 35%, to $7,853 compared to $5,817 for the six months ended June 30, 2003.

Interest expense increased by $1,300 to $1,451 for the three months ended June 30, 2004 and by $2,236 to $2,807 for the six months ended June 30, 2004.  The increase was primarily due to the issuance of a $30,000 Senior Subordinated Promissory Note (the “Note”) in January 2004.  Interest expense for the quarter relating to the Note was $988, which included non-cash amortization of financing costs of $237 and interest expense relating to the Note for the six months ended June 30, 2004 was $1,853, which included non-cash amortization of financing costs of $474.  Interest expense for the employer cost containment and health services segment increased by $325 and $463 for the three and six months ended June 30, 2004, respectively, due to additional debt related to the Octagon acquisition and a refund received in the second quarter 2003 of $233 for interest payments made in prior periods that were overcharged by the lender.  The educational services segment’s interest expense declined by $34 and $81 for the three and six months ended June 30, 2004, respectively, due to the repayment of debt.  As a result of the issuance of debt related to the Octagon acquisition and the issuance of the Note, we anticipate that interest expense for the year will be between $4,000 and $4,500 or approximately $2,500 to $3,000 higher than last year.

Other income, net increased by $174 to $265 for the three months ended June 30, 2004 and by $234 to $373 for the six months ended June 30, 2004.  The table below provides the details of other income, net.  The increase in interest income was due to higher cash balances as the proceeds of the Note are being held in a collateral account until such time as the debt is repaid or a plan for the use of the proceeds is submitted and approved by the lender.  The unrealized gain (loss) from hedging activities resulted from changes in the fair value of our $8,500 notional value interest rate swap.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Interest income	$91	$13	$140	$20
Unrealized gain (loss) from hedging activities	219	(15)	236	5
Gain on sale of land	—	109	—	109
Other	(45)	(16)	(3)	5
Total other income, net	$265	$91	$373	$139

Net losses from discontinued operations include the results of Pumpkin for the 2004 periods and the results of Pumpkin and Possible Dreams for the 2003 periods.  We no longer consolidated the results of Possible Dreams after its bankruptcy filing in October 2003.  The net losses for Pumpkin and Possible Dreams are shown in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Pumpkin	$247	$194	$819	$812
Possible Dreams	—	630	—	1,016
Total net loss from discontinued operations	$247	$824	$819	$1,828

The losses at Pumpkin are due to the seasonality of the operations as most of Pumpkin’s income is generated during the third quarter.  Management continues to actively market this business and believes that the sale of Pumpkin will be completed by year-end.

Liquidity and Capital Resources

At June 30, 2004, we had $4,473 of cash and cash equivalents compared to $11,645 at December 31, 2003.  The decrease of $7,172 was primarily due to cash of $3,429 used for acquisitions and capital expenditures and cash of $5,027 used primarily to repay debt.  These uses of cash were partially offset by $1,284 of cash provided by operations.

We maintain three revolving lines of credit (each a “Revolver”) that give us the ability to borrow up to $16,000, net of borrowing base restrictions (see the notes to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003).  WC maintains an $8,000 Revolver, subject to borrowing base restrictions (the “WC Revolver”), Primrose maintains a $1,000 Revolver, subject to borrowing base restrictions (the “Primrose Revolver”) and Pumpkin maintains a $7,000 Revolver, subject to borrowing base restrictions (the “Pumpkin Revolver”).  Each Revolver contains restrictive covenants which prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and which require the maintenance of defined levels of profitability and tangible net worth.  Additionally, there are restrictions on the transfer by the subsidiaries of their net assets to the parent company.  We have guaranteed repayment of all outstanding borrowings under the Pumpkin Revolver.  There were no outstanding borrowings under the Primrose Revolver or the Pumpkin Revolver and there was $2,300 outstanding under the WC Revolver at June 30, 2004.  Management believes that cash flows from operations along with the available borrowing capacity under the Revolvers will be sufficient to fund our operations and service our debt for the next 12 to 24 months.

We issued the Note to a mezzanine lender on January 14, 2004.  The purpose of the issuance was to provide us with immediately available funds to finance a variety of strategic alternatives that were being considered.  The Note bears interest at an initial rate of 10% per annum, payable quarterly, which was based on market rates at the time of issuance.  The interest rate is subject to adjustment upwards to 16% per annum effective upon the earlier of September 30, 2004 or the occurrence of certain triggering events under the Note.  A triggering event will occur on the earlier of September 30, 2004 or upon a permitted transaction approved by the lender.  If no triggering event occurs by September 30, 2004, the lender may at its option call the loan.  If a triggering event does occur, then the interest rate will increase to 12% per annum and the lender will receive quarterly PIK, or payment-in-kind, notes equal to 4% of the unpaid principal and interest balance.  The proceeds of the Note and one interest payment of $750 are being held in a collateral account until such time as the Note is repaid or a plan for the use of the proceeds is submitted and approved by the lender.  An amount of $30,750 was reported as restricted cash at June 30, 2004.  Until a triggering event occurs, we can prepay the debt in part or in full without penalty.  However, after a triggering event, a prepayment penalty of 5%, 3% and 1% will be assessed on all principal payments made on or before January 14, 2005, 2006 and 2007, respectively.

On July 2, 2004, we prepaid $15,000 of the outstanding principal balance under the Note.  As a result of changes in the market, we received a $15,000 senior debt commitment from our principal lender, Bank One, N.A., at significantly lower interest costs.  Additionally, we are currently in the process of negotiating additional commitments and believe that we will be able to obtain additional senior and/or junior debt at lower interest costs in the near future.  It is our current intention to repay amounts outstanding under the Note as we receive additional lower cost commitments.  The funds for the repayment were obtained from the release of $15,000 from the collateral account.  Accordingly, the amount of restricted cash subsequent to the repayment was $15,375, representing the remaining outstanding principal balance and one interest payment.  In addition, the provisions of the Note stated that if a triggering event occurred, we would be required to pay an additional $375 of loan costs.  However, as a result of the prepayment, should a triggering event occur, we would now only be required to pay $188 of loan costs.

Total debt at June 30, 2004 was $61,324 compared to $34,889 at December 31, 2003.  The increase was due to the issuance of the Note and net borrowings under the Revolvers of $2,300 partially offset by $5,865 of term debt principal payments.  The term debt has certain covenants at the subsidiary operating company level, the more significant of which require the subsidiary operating companies to maintain minimum earnings (as defined) before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratios, interest coverage ratios, fixed charge ratios and maximum lease expenses.  We are currently in compliance, and management expects that we will continue to be in compliance, with the covenants on all our debt.

On July 14, 2004, we received an offer from Mr. Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer and the controlling person of our majority stockholder, CP Acquisition, L.P. No. 1 (“CP-1”), to purchase all of the outstanding Class A Common Stock, Common Stock and Zero Coupon Convertible Preferred Stock of Security Capital (collectively “Stock”), other than shares held by Mr. Fitzgerald, CP-1 and certain other persons, at a price of $9.00 per share.  On July 28, 2004, we received a revised offer from CP-1 to purchase all of such outstanding Stock for $9.50 per share.  In response to the negotiations, Mr. Fitzgerald increased the offer to $9.65 per share.

As noted in our proxy statement dated April 2004, a member of our Board of Directors, Mr. Haskell, resigned as a member of the Audit Committee as a result of a new policy adopted by UBS Securities LLC prohibiting membership on outside audit committees and compensation committees.  Therefore, our audit committee consists only of two independent directors, and we are not in compliance with the American Stock Exchange (“AMEX”) requirement that a company’s audit committee be comprised of three independent directors as set forth in Section 121B(2) of the AMEX Company Guide.  We notified the AMEX of such noncompliance on April 29, 2004.  On May 21, 2004, the AMEX granted us an extension until August 9, 2004 to become fully compliant with Section 121B(2) of the AMEX Company Guide.  Although we have been actively searching, we have not yet found a new director to serve on our audit committee.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Risk Management

Market risks relating to our operations result primarily from changes in interest rates.  Our interest rate risk management objective is to lower our overall borrowing cost and to mitigate the impact of changing interest rates on our net income and cash flow.  We achieve our objective primarily through the use of interest rate swap agreements, which effectively convert variable rate debt to fixed rate debt.  At June 30, 2004, we had interest rate swap agreements with a total notional value of $18,500, which effectively convert $18,500 of variable rate debt to fixed rate debt.  Under the terms of these swap agreements, we receive variable interest based on one-month LIBOR and pay a weighted average fixed rate of 6.4%.  At June 30, 2004, after the effect of the swaps, variable rate debt comprised 21% of total debt compared to 74% at December 31, 2003.  We do not utilize interest rate swaps or other derivative financial instruments for trading or speculative purposes.

The outstanding interest rate swaps expose us to credit risk in the event that the counterparty to the agreements does not or cannot meet its obligations.  The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreements. The counterparty to the swaps is a major financial institution, which we expect to fully perform under the terms thereof.

Market Risk Sensitive Instruments

The weighted average borrowing rate for our debt portfolio was 10.7% for the six months ended June 30, 2004 compared to 6.5% for the six months ended June 30, 2003.  Assuming a one percentage point increase in our weighted average borrowing rate, interest expense would have been higher by $193 and $132 for the six months ended June 30, 2004 and 2003, respectively.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal controls over financial reporting occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

CompManagement, Inc. (“CMI”), a subsidiary of WC, is party to a lawsuit brought by the Cleveland Bar Association which alleges that certain practices by this subsidiary and its hearing representatives in Ohio constitute the unauthorized practice of law.  The Ohio Supreme Court Board of Commissioners on the Unauthorized Practice of Law has issued a recommendation to the Supreme Court of Ohio that the activities engaged in by CMI constitute the unauthorized practice of law.  The matter has been set for oral arguments in front of the Ohio Supreme Court on August 17, 2004.  Both parties have filed their respective briefs to the Ohio Supreme Court.  Several parties have filed amicus briefs on behalf of CMI, including representatives of the labor unions, trial attorneys and several trade and business associations.  CMI believes that its practices do not differ from any other Ohio workers’ compensation third party administrator and do not constitute the practice of law.  We anticipate that the ultimate outcome of this action will not have a material adverse effect on our financial position or future operating results.

In March 2004, the holder of the convertible redeemable preferred stock requested redemption of his shares at a value of $5,000 on April 6, 2004.  However, we believe the redemption value on such date was approximately $2,700. At June 30, 2004, the carrying value of the redeemable convertible preferred stock was $3,976.

As noted in our proxy statement dated April 2004, a member of our Board of Directors, Mr. Haskell, resigned as a member of the Audit Committee as a result of a new policy adopted by UBS Securities LLC prohibiting membership on outside audit committees and compensation committees.  Therefore, our audit committee consists only of two independent directors, and we are not in compliance with the American Stock Exchange (“AMEX”) requirement that a company’s audit committee be comprised of three independent directors as set forth in Section 121B(2) of the AMEX Company Guide.  We notified the AMEX of such noncompliance on April 29, 2004.  On May 21, 2004, the AMEX granted us an extension until August 9, 2004 to become fully compliant with Section 121B(2) of the AMEX Company Guide.  Although we have been actively searching, we have not yet found a new director to serve on our audit committee.

In connection with the proposed offer from Mr. Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer and the controlling person of our majority stockholder, CP Acquisition, L.P. No. 1 (“CP-1”), to purchase all of the outstanding Class A Common Stock, Common Stock and Zero Coupon Convertible Preferred Stock of Security Capita, other than shares held by Mr. Fitzgerald, CP-1 and certain other persons, on July 14, 2004 a complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County and we were served such complaint, naming us, each member of our board of directors and CP-1 as defendants, styled Paul Berger, on behalf of himself and all others similarly situated, v. Brian D. Fitzgerald, A. George Gebauer, Samuel B. Fortenbaugh, III, John H. F. Haskell, Jr., Edward Kelley, Jr., M. Paul Kelly, Security Capital Corporation and CP Acquisition, L.P. No. 1.  While we have not been served in such complaints, we are aware of the filing of two additional complaints naming us, each member of our board of directors and CP-1 as defendants as follows: (i) on July 16, 2004 a complaint styled Milton Pfeiffer v. Brian D. Fitzgerald, A. George Gebauer, Samuel B. Fortenbaugh, III, John H. F. Haskell, Jr., Edward Kelley, Jr., M. Paul Kelly, Security Capital Corporation

and CP Acquisition, L.P. No. 1 was filed and (ii) on August 3, 2004 a complaint styled Sara Gottlieb v. Brian D. Fitzgerald, A. George Gebauer, Samuel B. Fortenbaugh, III, John H. F. Haskell, Jr., Edward Kelley, Jr., M. Paul Kelly, Security Capital Corporation and CP Acquisition, L.P. No. 1 was filed.  Each of the complaints allege that the defendants breached their fiduciary duties to the putative class and that the proposed offer is unfair, inadequate and not the result of arm’s-length negotiations.  Each complaint seeks an injunction against the proposed offer or, if the offer is consummated, the rescission of the offer, as well as money damages, attorneys’ fees, expenses and other relief.

We are party to several legal actions arising in the ordinary course of business.  It is management’s opinion that we have adequate legal defenses to these actions and that the resolution of such matters will not have a material adverse effect on our financial position or future operating results.

Item 5.  Other Information

Forward Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Litigation Reform Act of 1995.  Where possible, words such as “believe,” “expect”, “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements.  All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us.  Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements.  We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements.  Any information included in this Form 10-Q is deemed to update and supersede any identical or substantially similar information previously disclosed by us.  Such risks and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation insurance in Ohio, California and the other states in which our employer cost containment and health services segment operates, our ability to enhance existing services and successfully introduce and market new services, new service developments by our competitors, the market’s acceptance of new services introduced by us and our competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, our ability to attract qualified franchisees or obtain financing for these franchisees, the effects if a lender to us or one of our subsidiaries utilizes remedies available to it upon an event of default on loans to one of our subsidiaries, and decisions relative to and the outcome of any transactions that we enter into with respect to maximizing stockholder value and enhancing stockholder liquidity.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

10.8	Loan Agreement dated June 11, 2004 among Pumpkin Ltd., as borrower, Pumpkin Masters Holdings, Inc. and Security Capital Corporation, as Guarantors and Bank One, N.A., as lender

10.9	Amended and Restated Management Advisory Service Agreement dated January 1, 2004 between Security Capital Corporation and Capital Partners, Inc.

31.1

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 under Section 302 of the Sarbanes-Oxley Act by Brian D. Fitzgerald, Chief Executive Officer of Security Capital Corporation

31.2

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 under Section 302 of the Sarbanes-Oxley Act by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation

32

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 under Section 906 of the Sarbanes-Oxley Act by Brian D. Fitzgerald, Chief Executive Officer and William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation

(b)  Reports on Form 8-K:

On July 14, 2004, we filed a Current Report on Form 8-K disclosing under Item 5 that we had received a letter (“Offer Letter”) from Mr. Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer and the controlling person of our majority stockholder, CP Acquisition, L.P. No. 1 (“CP-1”), offering to purchase all of the outstanding Class A Common Stock, Common Stock and Zero Coupon Convertible Preferred Stock of Security Capital at a price of $9.00 per share.  A copy of the Offer Letter and our press release was attached as Exhibit 99.1 and 99.2, respectively, to the Form 8-K.

On July 28, 2004, we filed a Current Report on Form 8-K disclosing under Item 5 that we had received a letter (“Revised Offer Letter”) from Mr. Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer and the controlling person of our majority stockholder, CP-1, offering to purchase all of the outstanding Class A Common Stock, Common Stock and Zero Coupon Convertible Preferred Stock of Security Capital at a price of $9.50 per share.  We further announced that in connection with Revised Offer Letter, a complaint seeking to enjoin the proposed transaction was filed in the Court of Chancery in the State of Delaware naming Security Capital, each member of our Board of Directors and CP-1 as defendants.  A copy of the Revised Offer Letter and our press release was attached as Exhibit 99.1 and 99.2, respectively, to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION

Date: August 16, 2004	By:	/s/ Brian D. Fitzgerald
Brian D. Fitzgerald
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2004	By:	/s/ William R. Schlueter
William R. Schlueter
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit No.	Description

10.8	Loan Agreement dated June 11, 2004 among Pumpkin Ltd., as borrower, Pumpkin Masters Holdings, Inc. and Security Capital Corporation, as Guarantors, and Bank One, N.A., as lender

10.9	Amended and Restated Management Advisory Service Agreement dated January 1, 2004 between Security Capital Corporation and Capital Partners, Inc.

31.1

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 under Section 302 of the Sarbanes-Oxley Act by Brian D. Fitzgerald, Chief Executive Officer of Security Capital Corporation

31.2

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 under Section 302 of the Sarbanes-Oxley Act by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation

32

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 under Section 906 of the Sarbanes-Oxley Act by Brian D. Fitzgerald, Chief Executive Officer and William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation