Form 10-Q
period 2004-09-30
SECURITY CAPITAL CORP/DE/
filed 2005-03-11
CIK 314340

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2004.

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

As of March 10, 2005, there were 6,770,587 outstanding shares of Class A Common Stock, par value $ .01, and 380 outstanding shares of Common Stock, par value $ .01, of the registrant.

EXPLANATORY NOTE

Due to the delayed filing of this Form 10-Q, certain matters came to our attention subsequent to the balance sheet date that provided evidentiary support to record those items in the periods covered by this report.  Accordingly, our financial condition at September 30, 2004 and results of operations for the periods ended September 30, 2004 differ from our financial condition and results of operations previously reported on November 24, 2004 on Form 8-K.

TABLE OF CONTENTS

Part I	Financial Information

Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Security Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$11,397	$11,645
Accounts receivable, net	15,136	16,468
Deferred income taxes	1,420	1,618
Other current assets	1,455	1,465
Current assets of discontinued operations	8,585	4,425
Total current assets	37,993	35,621
Property and equipment, net	5,242	4,196
Goodwill, net	58,318	59,284
Franchise agreements, net	6,468	6,780
Other intangible assets, net	6,545	6,491
Deferred income taxes	3,659	2,707
Other assets	757	1,015
Long-lived assets of discontinued operations, net	2,604	7,044
Total assets	$121,586	$123,138

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current portion of long-term debt	$10,850	$9,031
Accounts payable	3,145	2,859
Unearned revenues	18,469	20,263
Accrued expenses and other liabilities	16,698	18,322
Current liabilities of discontinued operations	5,751	2,678
Total current liabilities	54,913	53,153
Long-term debt	20,811	25,858
Other long-term liabilities	347	441
Long-term liabilities of discontinued operations	—	312
Losses in excess of investment in Possible Dreams	1,401	1,401
Minority interests	5,863	4,644
Redeemable convertible preferred stock ($5,000 redemption value), $.01 par value, 2,500,000 shares authorized; 500,000 shares issued and outstanding	5,000	3,725
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	64,395	65,670
Accumulated deficit	(31,151)	(32,046)
Accumulated other comprehensive income	27	—
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	33,251	33,604
Total liabilities and stockholders’ equity	$121,586	$123,138

The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Revenues
Employer cost containment and health services	$30,560	$18,946	$88,252	$55,499
Educational services	2,886	2,641	8,383	7,025
Total revenues	33,446	21,587	96,635	62,524
Selling, general and administrative expenses	28,589	18,109	82,128	52,143
Depreciation and amortization	1,014	509	2,811	1,595
Operating income	3,843	2,969	11,696	8,786
Interest expense	(1,097)	(404)	(3,904)	(975)
Other income, net	89	129	461	268
Income from continuing operations before income taxes and minority interests	2,835	2,694	8,253	8,079
Income tax expense	(1,119)	(1,339)	(3,361)	(3,659)
Minority interests	(485)	(262)	(1,218)	(778)
Income from continuing operations	1,231	1,093	3,674	3,642
(Loss) income from discontinued operations, net of taxes of $996 and $3,846 for the three months ended September 30, 2004 and 2003, respectively, and $493 and $2,454 for the nine months ended September 30, 2004 and 2003, respectively	(1,960)	153	(2,779)	(1,675)
Net (loss) income	(729)	1,246	895	1,967
Preferred stock accretion	(1,024)	(116)	(1,275)	(337)
(Loss) income available to common stockholders	$(1,753)	$1,130	$(380)	$1,630

Net (loss) income	$(729)	$1,246	$895	$1,967
Unrealized (loss) gain on interest rate swap, net of taxes and minority interest of $(107) and $30, respectively	(96)	—	27	—
Comprehensive (loss) income	$(825)	$1,246	$922	$1,967

Basic earnings per common share from continuing operations	$0.03	$0.15	$0.37	$0.51
Basic (loss) earnings per common share from discontinued operations	(0.30)	0.02	(0.43)	(0.26)
Basic (loss) earnings per common share	$(0.27)	$0.17	$(0.06)	$0.25

Diluted earnings per common share from continuing operations	$0.01	$0.12	$0.32	$0.46
Diluted (loss) earnings per common share from discontinued operations	(0.30)	0.01	(0.43)	(0.26)
Diluted (loss) earnings per common share	$(0.28)	$0.14	$(0.10)	$0.20

Weighted average shares used in computation
Basic	6,451	6,451	6,451	6,451
Diluted	6,625	6,578	6,572	6,552

The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2004	2003
Cash flows from operating activities:
Income from continuing operations	$3,674	$3,642
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,811	1,595
Deferred income taxes	738	478
Amortization of deferred financing costs	900	191
Provision for doubtful accounts	196	522
Minority interests	1,218	778
Unrealized gain on derivatives	(288)	(123)
Gain on sale of land	—	(107)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,231	(3,279)
Decrease (increase) in other assets	80	(255)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,839)	338

Net cash provided by operating activities	7,721	3,780

Cash flows from investing activities:
Capital expenditures	(2,467)	(893)
Proceeds from sale of land	—	109
Acquisitions	(1,775)	—
Net cash received from discontinued operations	212	668
Net cash used in investing activities	(4,030)	(116)

Cash flows from financing activities:
Proceeds from long-term borrowings	30,000	1,000
Repayments of long-term borrowings and capital leases	(37,780)	(5,249)
Proceeds from lines of credit	16,507	22,291
Repayment of lines of credit	(11,954)	(18,761)
Deferred financing costs paid	(712)	(3)
Net cash used in financing activities	(3,939)	(722)

(Decrease) increase in cash and cash equivalents	(248)	2,942
Cash and cash equivalents, beginning of period	11,645	3,141
Cash and cash equivalents, end of period	$11,397	$6,083

The accompanying notes are an integral part of these consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share amounts)

(1)  Basis of Presentation

The unaudited interim financial statements of Security Capital Corporation and its subsidiaries (“Security Capital,” “Company,” “we,” “us” and “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made.  The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

(2)  Organization and Description of Business

Security Capital operates as a holding company that participates in the management of its subsidiaries.  At September 30, 2004, we operated three subsidiaries, WC Holdings, Inc. (“WC”), Primrose Holdings, Inc. (“Primrose”) and Pumpkin Masters Holdings, Inc. (“Pumpkin”).  WC is an 80%-owned subsidiary which provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  WC’s activities are primarily centered in California, Ohio, Virginia, Maryland, Texas, Georgia and, to a lesser extent, in other Middle Atlantic states, Indiana and Washington.  Primrose is a 98.5%-owned subsidiary involved in the franchising of educational child care centers, with related activities in real estate consulting and site selection services. Currently, Primrose schools are located in the Southeast and Southwest.  Pumpkin was a wholly owned subsidiary engaged in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories throughout the United States and in Canada.  During the fourth quarter of 2003, we committed to a plan to sell the operations of Pumpkin and, accordingly, for all periods presented, the net assets and results of operations of Pumpkin were reported as a discontinued operation.  As discussed in Note 13, we sold the assets of Pumpkin in October 2004.

P.D. Holdings, Inc. (“Possible Dreams”) was a 75%-owned subsidiary that formerly operated as a designer, importer and distributor of giftware and collectible figurines.  In October 2003, Possible Dreams filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, at which time we no longer had control over this subsidiary and therefore excluded the accounts of Possible Dreams from our consolidated financial statements.  For the periods prior to the bankruptcy filing, Possible Dreams was reported as a discontinued operation.  As discussed in Note 13, we settled all outstanding claims with the bankruptcy Trustee in November 2004.

We had two reportable operating segments at September 30, 2004.  The Employer Cost Containment and Health Services segment consists of WC, and the Educational Services segment consists of Primrose.  See Note 8 for further details regarding our reportable operating segments.

(3)  Internal Independent Investigation and Delayed Filing of Form 10-Q for the Period Ended September 30, 2004

As previously reported in filings under Form 8-K, the Company discovered in July 2004 that CompManagement, Inc. (“CMI”) and CompManagement Health Systems, Inc. (“CHS”, and collectively with CMI, the “CMI Companies”), subsidiaries of WC, may have engaged in potential related party transactions with an entity that was controlled by certain officers (“CMI Management”) of the CMI Companies.  Management of the Company (“SCC Management”) immediately notified the Company’s Audit Committee of these potential related party transactions and resulting conflicts of interest and launched a review of the matter by making additional inquiries and performing supplemental procedures.  The supplemental procedures performed indicated that CMI Management had caused the CMI Companies to engage in related party transactions with two entities controlled by CMI Management, resulting in conflicts of interest.

In November 2004, the Company’s Audit Committee initiated an internal independent investigation (the “Investigation”) into the above related party transactions and conflicts of interest designed to investigate those matters previously described by SCC Management, to search for other instances of potential related party transactions or conflicts of interest and to determine the impact, if any, of such matters on the Company’s previously issued financial statements.  To assist in the Investigation, the Audit Committee retained independent legal counsel and forensic accounting experts.

As a result of the above, the Company was unable to file its Form 10-Q for the quarter ended September 30, 2004 (the “Third Quarter Form 10-Q”) on a timely basis.  Through a series of discussions with the American Stock Exchange (“AMEX”), the Company was advised that, if it did not file the Third Quarter Form 10-Q by March 11, 2005, the AMEX would initiate delisting procedures as appropriate.

The Investigation revealed that certain members of CMI Management owned, operated and controlled entities that had certain unauthorized and undisclosed transactional, operational and financial relationships with the CMI Companies.  The Investigation provided further details of the related party transactions and resulting conflicts of interest noted by SCC Management and uncovered a third entity controlled by CMI Management that engaged in related party transactions with the CMI Companies.  CMI Management had either previously divested its controlling interest or; as a result of the supplemental procedures conducted by SCC Management, divested its controlling interest, in each of the three entities.  The Investigation also found nothing to indicate that any adjustment to prior period financial statements was necessary.

The Investigation indicated that the transactions between the CMI Companies and those related party entities controlled by members of CMI Management were not material to the financial condition, results of operations or cash flows of the CMI Companies; however, in some instances, these related party entities used the personnel, office space and equipment of the CMI Companies.

As a result of the findings of the Investigation, and upon recommendation of the Company’s Audit Committee, the CEO and CFO/General Counsel of the CMI Companies were terminated for cause.  The Company’s Board of Directors and Audit Committee continue to assess whether to take any additional actions with respect to those individuals, or other members of CMI Management.  The Company is in the process of implementing enhanced controls and procedures related to the identification and reporting of related party transactions and conflicts of interest.  Apart from the cost of the Investigation and supplemental procedures, the Company does not believe that the issues uncovered as a result of the Investigation are material to the financial condition, results of operations or cash flows of the Company.  The costs associated with management’s review and the Investigation are estimated to be approximately $2,400 to $2,800.  Approximately $900 will be recorded in the fourth quarter of 2004, and the remaining costs will be recorded in the first quarter of 2005.

(4)  Significant Accounting Policies

There are certain accounting policies that we believe are critical to our business and the understanding of our financial statements, either because of their magnitude to the financial statements or because they require management to make certain estimates and assumptions.  These critical accounting policies are described below.  For additional disclosures with respect to our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue Recognition

Revenues for the Employer Cost Containment and Health Services segment are derived from claims management, self-insured plan administrator services, consulting services and managed care administration services and are recorded based on the terms and duration of the related contracts.  For example, revenues from managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the Ohio Bureau of Workers’ Compensation.  In addition, certain contracts provide for an incentive or bonus award based on certain criteria stipulated in the contracts.  Revenues from incentive or bonus awards are recognized when they are earned and collectibility is reasonable assured.   Cash received in advance on certain contracts is initially deferred and recognized as revenue on a pro rata basis over the related contract periods, which typically range between three and 12 months.  Commissions associated with these contracts are also deferred and recognized as an expense on a pro rata basis over the related contract periods.

Revenues from the Educational Services segment are composed of royalties, franchising fees, assignment fees, transfer fees, real estate services fees, option revenue and termination fees.  Royalties are received from franchisees based on a percentage of the school’s monthly revenue and includes fees for corporate services provided to franchisees.  Royalty revenue is recorded in the month earned and typically collected in the subsequent month.  Franchising fees are received when a franchise agreement is signed with a franchisee and recognized as revenue when the school receives its certificate of occupancy, which is generally concurrent with the commencement of operations.  Assignment fees are received for pre-development services, such as site identification and the preparation for the construction of the school, including applying for and obtaining all required building and zoning permits.  A portion of assignment fees is collected when the franchise agreement is signed, and the remaining portion is collected upon the closing of the sale of the property to the franchisee.  A portion of the assignment fees is recognized upon the closing of the purchase of the property by the franchisee, and the remaining portion is recognized when the school receives its certificate of occupancy.  Real estate services fees are received if a franchisee is allowed to locate and develop a site rather than entering into an assignment agreement with Primrose.  Primrose maintains the right to accept or reject the site but the franchisee does the pre-development work at its cost.  Real estate services fees are received when the franchise agreement is signed with a franchisee and recognized when the school receives its certificate of occupancy.  Transfer fees are received and earned upon the sale of an existing franchise to another franchisee.  Option fees are received when an option agreement between Primrose and an existing franchisee is entered into.  The option agreement gives the option holder the right to purchase a franchise in a designated geographical area for a stated period of time (typically six to twelve months).  If the option is exercised, the option fee is applied against the franchise fee and recognized as revenue when the school receives its certificate of occupancy.  If the option expires, the fee is recognized as revenue at the time of expiration.  Primrose can terminate the franchise agreement if the franchisee fails to meet various benchmarks throughout the funding and construction process.  If Primrose terminates a franchise agreement, a portion of the fees received in advance is returned to the franchisees, and the remaining fees are recognized as termination revenue.  All fees received prior to being earned are initially deferred.

Goodwill and Other Intangible Assets

Acquisitions are accounted for under the purchase-method whereby we record acquired tangible and intangible assets and assumed liabilities at fair value.  The valuation of acquired identifiable intangible assets and goodwill require management to make certain estimates and assumptions that could affect amounts reported in our financial statements.  Identifiable intangible assets are amortized over their estimated useful life.  Goodwill is not amortized; however, it is subject to annual impairment testing.  We perform our annual impairment testing at year-end.

Employee Stock Options

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.  Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the grant date.

The following table reflects the pro forma net income and earnings (loss) per share assuming we applied the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation:”

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Net (loss) income, as reported	$(729)	$1,246	$895	$1,967
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect and minority interests	—	—	—	—
Deduct: Stock-based compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of related tax effects and minority interest	(153)	(210)	(486)	(646)

Pro forma net (loss) income	(882)	1,036	409	1,321
Preferred stock accretion	(1,024)	(116)	(1,275)	(337)
Pro forma (loss) income available to common stockholders	$(1,906)	$920	$(866)	$984

Basic (loss) earnings per share
As reported	$(0.27)	$0.17	$(0.06)	$0.25
Pro forma	$(0.30)	$0.14	$(0.13)	$0.15

Diluted (loss) earnings per share
As reported	$(0.28)	$0.14	$(0.10)	$0.20
Pro forma	$(0.30)	$0.11	$(0.18)	$0.10

The fair value of options is estimated at the date of grant using a Black-Scholes option-pricing model.  This model requires management to make estimates and assumptions relating to, among other things, the expected life of the option and the expected stock price volatility.  There were no stock options granted during the nine months ended September 30, 2004.  Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.

Derivative Financial Instruments

Our use of derivative financial instruments is currently limited to interest rate swap agreements, which we utilize to mitigate our exposure to changes in interest rates on our variable rate debt.  We do not utilize derivative financial instruments for trading or speculative purposes.  All derivative instruments are required to be recorded at their fair values, which we obtain from a major financial institution based on current market prices of similar instruments.

We have an interest rate swap agreement with a notional value of $8,500, which effectively converts $8,500 of variable rate debt to fixed rate debt.  Under the terms of the swap, we pay a fixed rate of 7.57% and receive a variable rate based on one-month LIBOR.  The swap has not been designated as a hedge for financial accounting purposes, and changes in its fair value are recorded through earnings.  Changes in the fair value of the interest rate swap resulted in a gain of $52 and $288 for the three and nine months ended September 30, 2004, respectively, and $118 and $123 for the three and nine months ended September 30, 2003, respectively.  This interest rate swap agreement is with a major financial institution, which we expect to fully perform under the terms thereof.  The interest rate swap expires in 2005.

During the first quarter of 2004, we entered into an interest rate swap with a notional value of $10,000, which effectively converts $10,000 of variable rate debt to fixed rate debt.  Under the terms of this swap agreement, we pay a fixed rate of 5.44% and receive a variable rate based on one-month LIBOR.  This swap has been designated as a cash flow hedge for financial accounting purposes, and to the extent the swap provides an effective hedge, changes in the fair value of the swap are recorded in other comprehensive income, a component of stockholders’ equity.  Any ineffectiveness is recorded through earnings.  There was no ineffectiveness recorded through earnings for the three and nine months ended September 30, 2004.  This interest rate swap agreement is with a major financial institution, which we expect to fully perform under the terms thereof.  The interest rate swap expires in 2009.

Use of Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates include an allowance for doubtful accounts, bankruptcy accruals, the utilization of carry forward tax benefits and the fair value and economic lives of intangible assets.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“FAS 123R”).  Under FAS 123R, share-based payment awards result in a cost that should be measured at fair value on the awards’ grant dates, based on the estimated number of awards expected to vest.  FAS 123R requires this cost to be recognized through earnings over that expected vesting period.  FAS 123R permits public companies to select from three alternative transitions methods when adopting FAS 123R.  The Company is required to adopt the provisions of FAS 123R in the third quarter of 2005.  At this time, the Company has not determined the impact of FAS 123R on its financial statements, nor has it determined the transition method it will use to adopt FAS 123R.  We intend to conduct such analysis during the second quarter of 2005.

(5)  Offers to Acquire Security Capital Corporation

Mr. Brian Fitzgerald, the Company’s Chairman of the Board, President and Chief Executive Officer and the controlling person of the Company’s majority stockholder, CP Acquisition, L.P. No. 1 (“CP-1”), has made a written offer to acquire by merger all of the outstanding Class A Common Stock and Common Stock (collectively, the “Stock”), other than shares held by Mr. Fitzgerald, CP-1 and certain other persons, at a price of $10.60 per share.

In addition, the Company has received a written offer from Robert J. Bossart, on behalf of himself, Jonathan R. Wagner, Richard T. Kurth, Paul Miller, Daniel R. Sullivan and Randy E. Jones, some of whom are senior managers of CMI (collectively, the “CMI Management Team”), proposing that an entity to be formed by the CMI Management Team and its equity partners, Talisman Capital Fund I, LLC and Stonehenge Opportunity Fund, LLC, acquire by merger all of the outstanding shares of Stock at a price of $10.85 per share.

Finally, the Company has received a written offer from MTN Capital Partners LLC (“MTN”) proposing that a corporation to be formed by MTN and its associated investors acquire all of the outstanding Stock at a price of $11.00 per share.  However, MTN has not conducted any due diligence through the Special Committee of the Board of Directors (the “Special Committee”) or otherwise requested any due diligence information from the Company.

All of the offers are subject to the negotiation of a definitive merger agreement and arrangements for committed financing.  The Special Committee, in conjunction with its independent investment bank and independent legal counsel, is considering the offers.  No assurances, however, can be given that a definitive merger agreement will be executed; or, if such an agreement is executed, that any of the proposed transactions will be consummated.

(6)  Discontinued Operations

The results of discontinued operations consist of Pumpkin for the periods ended September 30, 2004 and Pumpkin and Possible Dreams for the periods ended September 30, 2003.  We ceased consolidating Possible Dreams in October 2003.  The combined net sales and net income or loss of discontinued operations is presented in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net sales
Pumpkin	$9,000	$10,190	$10,190	$11,360
Possible Dreams	—	4,381	—	8,034
Total	$9,000	$14,571	$10,190	$19,394

Net (loss) income
Pumpkin	$(1,960)	$2,365	$(2,779)	$1,553
Possible Dreams	—	(2,212)	—	(3,228)
Total	$(1,960)	$153	$(2,779)	$(1,675)

The net loss from discontinued operations for the three and nine months ended September 30, 2004 included an after-tax impairment charge of $4,020 to write down the recorded value of the net assets of Pumpkin to their estimated fair value.  Fair value was determined based on the terms of the sale of Pumpkin in October 2004 (see Note 13).

The assets and liabilities of discontinued operations at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003

Cash	$—	$534
Accounts receivable, net	7,464	2,584
Inventory	799	1,076
Other assets	322	231
Current assets of discontinued operations	$8,585	$4,425

Property, plant and equipment, net	$403	$388
Intangible assets, net	2,201	6,656
Long-lived assets of discontinued operations	$2,604	$7,044

Notes payable	$3,550	$1,812
Accounts payable and accrued expenses	2,201	866
Current liabilities of discontinued operations	$5,751	$2,678

Long-term liabilities of discontinued operations	$—	$312

(7)  Earnings Per Share

Basic earnings per common share (“EPS”) are derived by dividing income available to common stockholders by the weighted average shares outstanding.  Diluted EPS assume the potential dilution from the exercise of employee stock options in Company stock and in stock of subsidiary companies.  The assumed exercise of stock options of subsidiary companies has the effect of reducing our earnings (“diluted earnings”) as our overall ownership interest in the subsidiary company, and thus our share of the net income of the subsidiary, would be reduced.  Diluted EPS are derived by dividing the applicable diluted earnings by diluted weighted average shares outstanding.

Options to purchase 294 shares of Class A common Stock and 500 shares of Zero Coupon Redeemable Convertible Preferred Stock (“Preferred Stock”), convertible into 500 shares of Class A common stock, were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2004 because their inclusion would have been antidilutive.  Options to purchase 309 and 324 shares of Class A common stock, for the three and nine months ended September 30, 2003, respectively, and 500 shares of Preferred Stock for the three and nine months ended September 30, 2003, were excluded from the computation of diluted EPS because their inclusion would have been antidilutive.  The calculation of basic and diluted EPS is shown below:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Basic (Loss) Earnings Per Share
Income available to common stockholders before (loss) income from discontinued operations - numerator for basic EPS from continuing operations	$207	$977	$2,399	$3,305
(Loss) income from discontinued operations - numerator for basic and diluted EPS from discontinued operations	(1,960)	153	(2,779)	(1,675)
(Loss) income available to common stockholders	$(1,753)	$1,130	$(380)	$1,630

Basic (loss) earnings per share *
From continuing operations	$0.03	$0.15	$0.37	$0.51
From discontinued operations	(0.30)	0.02	(0.43)	(0.26)
Basic (loss) earnings per share available to common stockholders	$(0.27)	$0.17	$(0.06)	$0.25

Diluted (Loss) Earnings Per Share
Income available to common stockholders before (loss) income from discontinued operations	$207	$977	$2,399	$3,305
Effect on income assuming exercise of stock options of subsidiary companies	(114)	(177)	(310)	(310)
Diluted earnings – numerator for diluted EPS from continuing operations	$93	$800	$2,089	$2,995

Diluted (loss) earnings per share *
From continuing operations	$0.01	$0.12	$0.32	$0.46
From discontinued operations	(0.30)	0.01	(0.43)	(0.26)
Diluted (loss) earnings per share available to common stockholders	$(0.28)	$0.14	$(0.10)	$0.20

Weighted average shares outstanding
Basic weighted average shares outstanding	6,451	6,451	6,451	6,451
Dilutive effect of stock options	174	127	121	101
Diluted weighted average shares outstanding	6,625	6,578	6,572	6,552

*                    Basic and diluted EPS per common share amounts are based on unrounded amounts and therefore may not equal the sum of EPS from continuing operations and discontinued operations.

(8)  Segment Disclosure

Management evaluates the performance of its segments based upon segment income, defined as earnings before interest, taxes, depreciation, amortization, minority interests, corporate expenses and management fees, discontinued operations and other income or expense.  Segment income is used to evaluate performance because management believes this is the best financial indicator of value, of our ability to incur and service debt and to generate operating cash flows.  It is also one method by which we evaluate and value potential acquisition opportunities and by which we value our current subsidiaries.  Segment income is not a substitute for operating income or cash flows from operating activities determined in accordance with GAAP.  All prior period segment information has been reclassified to conform to the current presentation.

Segment information for the three and nine months ended September 30, 2004 and 2003 is presented below:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Employer Cost Containment and Health Services	$30,560	$18,946	$88,252	$55,499
Educational Services	2,886	2,641	8,383	7,025
Total revenues	$33,446	$21,587	$96,635	$62,524

Segment income (as defined):
Employer Cost Containment and Health Services	$4,530	$2,762	$13,103	$8,478
Educational Services	1,415	1,252	4,154	3,271
Total segment income	$5,945	$4,014	$17,257	$11,749

Reconciliation of segment income to net (loss) income:
Segment income	$5,945	$4,014	$17,257	$11,749
Depreciation and amortization expense	(1,014)	(509)	(2,811)	(1,595)
Interest expense	(1,097)	(404)	(3,904)	(975)
Income tax expense	(1,119)	(1,339)	(3,361)	(3,659)
Minority interests	(485)	(262)	(1,218)	(778)
Corporate expenses and management fees	(1,088)	(536)	(2,750)	(1,368)
Other income, net	89	129	461	268
(Loss) income from discontinued operations	(1,960)	153	(2,779)	(1,675)
Net (loss) income	$(729)	$1,246	$895	$1,967

Segment assets at September 30, 2004 and December 31, 2003 are presented below:

	September 30, 2004	December 31, 2003
Segment assets:
Employer Cost Containment and Health Services	$78,137	$81,300
Educational Services	27,009	28,480
Total segment assets	105,146	109,780

Corporate	5,251	1,889
Discontinued operations, net	11,189	11,469

Total consolidated assets	$121,586	$123,138

(9) Debt

At September 30, 2004 and December 31, 2003, debt consisted of the following:

	September 30, 2004	December 31, 2003

Primrose Term Loan	$732	$2,928
Borrowings under bank lines	4,553	—
WC Holdings note to Community Insurance	—	481
WC Holdings Senior Term Debt	26,376	31,480
Total debt	31,661	34,889
Less: current portion	10,850	9,031
Long-term debt	$20,811	$25,858

Each of our subsidiaries has borrowing facilities under bank credit agreements (each a “Revolver”).  At September 30, 2004, WC maintained a Revolver with an $8,000 borrowing capacity (the “WC Revolver”), Primrose maintained a Revolver with a $1,000 borrowing capacity (the “Primrose Revolver”) and Pumpkin maintained a Revolver with a $7,000 borrowing capacity (the “Pumpkin Revolver”).  The Pumpkin Revolver was entered into during the second quarter of 2004 and borrowings bear interest at Prime or LIBOR plus 2.75%, at our option.  At September 30, 2004, there were no borrowings outstanding under the Primrose Revolverand $4,553 outstanding under the WC Revolver.  The interest rate at September 30, 2004 for borrowings under the WC Revolver was 4.25%.  At September 30, 2004, there was $3,550 outstanding under the Pumpkin Revolver, which was classified as current liabilities of discontinued operations.  The borrowings under the Pumpkin Revolver were repaid in full at the closing of the sale of the Pumpkin assets in October 2004.

WC Holdings senior term debt (“WC Term Debt”) bears interest at prime minus  1/2% or one-month LIBOR plus 1.75%, at our option.  Principal and interest payments are payable monthly through 2009.  Through interest rate swap agreements, $18,500 of principal has been effectively converted to a weighted average fixed rate of 6.4% per annum (see Note 4).

The debt for WC and Primrose contains restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and requires the maintenance of minimum earnings (as defined) before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratios, interest coverage ratios, fixed charge ratios and tangible net worth.  Additionally, there are restrictions on the transfer by the subsidiaries of their net assets to the parent company.

As a result of the failure to disclose transactional, financial and operational relationships between the CMI Companies and certain members of CMI Management, as described in Note 3, and the failure to obtain the lender’s prior written consent for certain acquisitions and other actions taken during 2004, WC was in default of certain covenants under the WC Revolver and the WC Term Debt.  WC has obtained a waiver from the lender for these events of default.

On January 14, 2004, we issued a $30,000 Senior Subordinated Promissory Note (the “Note”), due September 30, 2008, to a mezzanine lender to provide us with immediately available funds while we reviewed and analyzed various alternative uses for the proceeds.  The proceeds were held in a collateral account and would be released once a use of the proceeds was approved by the lender.  The interest rate was initially 10% per annum, with interest payable quarterly beginning March 31, 2004, and would increase to 16% on September 30, 2004.  Due to the outstanding offers to acquire the Company (see Note 5), management determined that any use of the proceeds would not occur prior to September 30, 2004.  Accordingly, because of the significant increase in the cost of the debt at September 30, 2004, and the availability of less expensive financing alternatives, we prepaid the Note without penalty prior to September 30, 2004.

(10) Related Party Transactions

Under a Management Advisory Services Agreement between us and Capital Partners, Inc. (“CPI”), we paid management fees to CPI of $388 and $1,163 for the three and nine months ended September 30, 2004, respectively, and $313 and $938 for the three and nine months ended September 30, 2003, respectively.  Mr, Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer, has a controlling interest in CPI.

(11) Other Identifiable Intangible Assets and Goodwill

Other identifiable intangible assets consist of proprietary curriculum, patents and customer relationships.  Activity through September 30, 2004 was as follows:

	Proprietary Curriculum	Patents	Customer Relationships	Total
Gross Cost
Balance at beginning of year	$313	$76	$6,678	$7,067
Additions	61	6	1,001	1,068
Balance at end of period	374	82	7,679	8,135

Accumulated Amortization
Balance at beginning of year	(122)	(26)	(429)	(577)
Amortization	(25)	(5)	(983)	(1,013)
Balance at end of period	(147)	(31)	(1,412)	(1,590)

Net cost	$227	$51	$6,267	$6,545

During the first quarter of 2004, WC acquired 100% of the stock of KRAMMCO, Inc., an Ohio corporation, for $975 plus acquisition costs.  KRAMMCO, Inc. is a management company whose sole asset is a management contract with the North American Employer’s Council, Inc. (“NAEC”), an Ohio not-for-profit corporation.  NAEC is an Ohio association that provides association members with, among other value-added services, an Ohio group rating sponsor.  The entire purchase price was allocated to customer relationships and is being amortized over seven years.

During the second quarter of 2004, WC acquired 100% of the stock of Integrated Claims Strategies (“ICS”) for $880, including a cash payment of $800 and the assumption of $80 of net liabilities.  ICS provides insurance claims processing and administration services in the Tampa, Florida area.  The allocation of the purchase price is as follows:

Accounts receivable acquired	$95
Goodwill	880
Current liabilities assumed	(175)
Cash payment	$800

The purchase price allocation for the acquisition of Octagon Risk Services, Inc. was adjusted due to purchase price adjustments relating to working capital and the utilization of net operating loss carryforwards by the former owners in the filing of their 2003 tax returns.  These adjustments resulted in a $1,846 decrease to goodwill.

(12) Contingencies

CMI was party to a lawsuit brought by the Cleveland Bar Association, which alleges that certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law.  CMI believes that its practices do not differ from any other Ohio workers’ compensation third-party administrator and do not constitute the practice of law.  On May 15, 2004, The Board of Commissioners on the Unauthorized Practice of Law (the “Board”) found that the activities of CMI and its hearing representatives did constitute the unauthorized practice of law; CMI appealed these findings to the Ohio State Supreme Court.  On December 15, 2004, the Supreme Court of Ohio ruled that the activities engaged in by CMI did not constitute the unauthorized practice of law.  However, in its decision, the Supreme Court remanded the matter back to the Board to consider whether those activities which were the subject of the original suit were in violation of a recently enacted Industrial Commission resolution.  Oral arguments on this issue are scheduled for July 6, 2005.  At this time, we are unable to evaluate the outcome of this matter.

In March 2004, the holder of the Preferred Stock requested redemption of his shares at a value of $5,000 on April 6, 2004.  However, at that time, we believed the redemption value on such date was approximately $2,700 and that, under the Preferred Stock Agreement, the holder of the Preferred Stock would not be entitled to a $5,000 redemption value until the earlier of April 6, 2007 or the attainment of certain EBITDA targets.  The Preferred Stockholder filed for arbitration and arbitrators were appointed.  However, on November 10, 2004, we accepted the Preferred Stockholder’s request for redemption and redeemed all shares of Preferred Stock for $5,000.

As noted in our proxy statement dated April 29, 2004, a member of the Board of Directors had resigned from the Audit Committee as a result of a new policy adopted by his employer prohibiting membership on outside audit committees and compensation committees.  Therefore, the Audit Committee consisted of only two independent directors. On April 29, 2004, the Company notified the AMEX that it was not in compliance with the AMEX requirement that a company’s Audit Committee be comprised of three independent directors.  On December 23, 2004, we became compliant with the AMEX listing requirement to have three independent members on an Audit Committee when the Company’s Board appointed Mr. Robert M. Williams, Sr. to serve as an independent director on the Company’s Board and as a member of the Audit Committee.

In connection with the initial CP-1 Offer, three complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the “Court”) naming the Company, each member of our Board of Directors and CP-1 as defendants.  Each of the complaints alleges that the defendants breached their fiduciary duties to the putative class and that the then proposed CP-1 offer was unfair, inadequate and not the result of arm’s-length negotiations.  Each complaint seeks an injunction against the proposed merger or, if the merger is consummated, the rescission of the merger, as well as money damages, attorneys’ fees, expenses and other relief.  The Court has issued an order of consolidation consolidating the three complaints into one class action.  Plaintiffs have submitted their first request for the production of documents.  At this early stage of the proceeding, we do not have sufficient information to determine the possible outcome.

We are party to several legal actions arising in the ordinary course of business.  It is management’s opinion that we have adequate legal defenses to these actions and that the resolution of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

(13) Subsequent Events

Sale of Pumpkin

On October 25, 2004, Pumpkin Ltd., the Company’s wholly owned subsidiary and parent company of Pumpkin, entered into a definitive agreement and consummated the sale of substantially all of the assets of Pumpkin to Rauch Industries, Inc. (“Rauch”) for $7,000, subject to a working capital adjustment.  We have received from Rauch an additional $1,658 related to the working capital adjustment.  Negotiations for the finalization of the working capital adjustment are still on-going; however, the amounts being negotiated are not material.  The terms of the asset purchase agreement relating to the transaction were established through arm’s-length negotiation between Pumpkin Ltd. and Rauch.  An after-tax impairment charge of $4,020 for the three month period ended September 30, 2004 was recorded to write down the net assets of Pumpkin to their fair value based on the terms of the sale noted above.

Possible Dreams Bankruptcy

On November 5, 2004, the Company entered into an agreement with the Trustee to liquidate all outstanding claims between us and Possible Dreams for $442.  As a result, we expect to recognize a gain of $1,516 in the fourth quarter of 2004.

Preferred Stock

On November 10, 2004, the Company redeemed all 500 shares of Preferred Stock at a redemption price of $10 per share.  The consolidated statements of operations reflect preferred stock accretion of $1,024 to accrete the carrying value of the Preferred Stock at September 30, 2004 to its redemption value.

Primrose Letter of Intent

Primrose has a signed letter of intent to purchase an operating franchised school for $1,180.  Primrose has had discussions with an existing franchisee who wishes to purchase the school.  Primrose intends to purchase the franchised school and immediately sell the franchised school to the franchisee; however, there are no assurances that the sale of the franchised school will occur.  Management does not believe that this transaction will have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

Company Overview

Security Capital Corporation (“Security Capital,” “Company,” “we,” “us” and “our”) operates as a holding company that, at September 30, 2004, had three operating subsidiaries, WC Holdings, Inc. (“WC”), Primrose Holdings, Inc. (“Primrose”) and Pumpkin Masters Holdings, Inc. (“Pumpkin”).  WC is an 80%-owned subsidiary which provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  WC’s activities are primarily centered in California, Ohio, Virginia, Maryland, Texas, Georgia and, to a lesser extent, in other Middle Atlantic states, Indiana and Washington.  Primrose is a 98.5%-owned subsidiary involved in the franchising of educational child care centers, with related activities in real estate consulting and site selection services.  Currently, Primrose schools are located in the Southeast and Southwest.  Pumpkin was a wholly owned subsidiary engaged in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories primarily throughout the United States and in Canada.  During the fourth quarter of 2003, we committed to a plan to sell the operations of Pumpkin and, accordingly, Pumpkin was accounted for as a discontinued operation for all periods presented.  On October 25, 2004, Pumpkin Ltd., the Company’s wholly owned subsidiary and parent company of Pumpkin, entered into a definitive agreement and consummated the sale of substantially all of the assets of Pumpkin (see “- Liquidity and Capital Resources”).

P.D. Holdings, Inc. (“Possible Dreams”) was a 75%-owned subsidiary that formerly operated as a designer, importer and distributor of giftware and collectible figurines.  In October 2003, Possible Dreams filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, at which time we no longer had control over this subsidiary and therefore excluded the accounts of Possible Dreams from our consolidated financial statements.  For the 2003 reporting periods presented, Possible Dreams was reported as a discontinued operation.  On November 5, 2004, we settled all claims of Possible Dreams with the bankruptcy trustee (see “- Liquidity and Capital Resources”).

We had two reportable operating segments at September 30, 2004.  The Employer Cost Containment and Health Services segment consists of the consolidated operating results of WC, and the Educational Services segment consists of the consolidated operating results of Primrose.

Recent Developments

As previously reported in filings under Form 8-K, the Company discovered in July 2004 that CompManagement, Inc. (“CMI”) and CompManagement Health Systems, Inc. (“CHS”, and collectively with CMI, the “CMI Companies”), subsidiaries of WC, may have engaged in potential related party transactions with an entity that was controlled by certain officers (“CMI Management”) of the CMI Companies.  Management of the Company (“SCC Management”) immediately notified the Company’s Audit Committee of these potential related party transactions and resulting conflicts of interest and launched a review of the matter by making additional inquiries and performing supplemental procedures.  The supplemental procedures performed indicated that CMI Management had caused the CMI Companies to engage in related party transactions with two entities controlled by CMI Management, resulting in conflicts of interest.

In November 2004, the Company’s Audit Committee initiated an internal independent investigation (the “Investigation”) into the above related party transactions and conflicts of interest designed to investigate those matters previously described by SCC Management, to search for other instances of potential related party transactions or conflicts of interest and to determine the impact, if any, of such matters on the Company’s previously issued financial statements.  To assist in its Investigation, the Audit Committee retained independent legal counsel and forensic accounting experts.

As a result of the above, the Company was unable to file its Form 10-Q for the quarter ended September 30, 2004 (the “Third Quarter Form 10-Q”) on a timely basis.  Through a series of discussions with the American Stock Exchange (“AMEX”), the Company was advised that if it did not file the Third Quarter Form 10-Q by March 11, 2005, the AMEX would initiate delisting procedures as appropriate.

The Investigation revealed that certain members of CMI Management owned, operated and controlled entities that had certain unauthorized and undisclosed transactional, operational and financial relationships with the CMI Companies.  The Investigation provided further details of the related party transactions and resulting conflicts of interest noted by SCC Management and uncovered a third entity controlled by CMI Management that engaged in related party transactions with the CMI Companies.  CMI Management had either previously divested its controlling interest or, as a result of the supplemental procedures conducted by SCC Management, divested its controlling interest, in each of the three entities.  The Investigation also found nothing to indicate that any adjustment to prior period financial statements was necessary.

The Investigation indicated that the transactions between the CMI Companies and those related party entities controlled by members of CMI Management were not material to the financial condition, results of operations and cash flows of the CMI Companies; however, in some instances, these related party entities used the personnel, office space and equipment of the CMI Companies.

As a result of the findings of the Investigation, and upon recommendation of the Company’s Audit Committee, the CEO and CFO/General Counsel of the CMI Companies were terminated for cause.  The Company’s Board of Directors and Audit Committee continue to assess whether to take any additional actions with respect to those individuals, or other members of CMI Management. The Company is in the process of implementing enhanced controls and procedures related to the identification and reporting of related party transactions and conflicts of interest.  Apart from the cost of the Investigation and supplemental procedures, the Company does not believe that the issues uncovered as a result of the Investigation were material to the financial condition, results of operations or cash flows of the Company.  The costs associated with management’s review and the Investigation are estimated to be approximately $2,400 to $2,800.  Approximately $900 will be recorded in the fourth quarter of 2004, and the remaining costs will be recorded in the first quarter of 2005.

Also as previously reported under Form 8-K, the AMEX had advised us that we were not in compliance with the AMEX requirement that a company’s Audit Committee be comprised of three independent directors.  On December 23, 2004, we notified the AMEX that the Company’s Board appointed Mr. Robert M. Williams, Sr. to serve as an independent director on the Company’s Board and as a member of the Audit Committee.

Critical Accounting Policies

There are certain accounting policies that we believe are critical to our business and the understanding of our financial statements, either because of their magnitude to the financial statements or because they require management to make certain estimates and assumptions.  These critical accounting policies are described below.  For additional disclosures with respect to our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue Recognition

Revenues from the Employer Cost Containment and Health Services segment are derived from claims management, self-insured plan administrator services, consulting services and managed care administration services and are recorded based on the terms and duration of the related contracts.  For example, revenues from managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the Ohio Bureau of Workers’ Compensation.  In addition, certain contracts provide for an incentive or bonus award based on certain criteria stipulated in the contracts.  Revenues from incentive or bonus awards are recognized when they are earned and collectibility is reasonably assured.   Cash received in advance on certain contracts is initially deferred and recognized as revenue on a pro rata basis over the related contract periods, which typically range between three and 12 months.  Commissions associated with these contracts are also deferred and recognized as an expense on a pro rata basis over the related contract periods.

Revenues from the Educational Services segment are composed of royalties, franchising fees, assignment fees, transfer fees, real estate services fees, option revenue and termination fees.  Royalties are received from franchisees based on a percentage of the school’s monthly revenue and includes fees for corporate services provided to franchisees.  Royalty revenue is recorded in the month earned and typically collected in the subsequent month.  Franchising fees are received when a franchise agreement is signed with a franchisee and recognized as revenue when the school receives its certificate of occupancy, which is generally concurrent with the commencement of operations.  Assignment fees are received for pre-development services, such as site identification and the preparation for the construction of the school, including applying for and obtaining all required building and zoning permits.  A portion of assignment fees is collected when the franchise agreement is signed, and the remaining portion is collected upon the closing of the purchase of the property by the franchisee.  A portion of the assignment fees is recognized as revenue upon the closing of the sale of the property to the franchisee, and the remaining portion is recognized as revenue when the school receives its certificate of occupancy.  Real estate services fees are received if a franchisee is allowed to locate and develop a site rather than entering into an assignment agreement with Primrose.  Primrose maintains the right to accept or reject the site but the franchisee does the pre-development work at its cost.  Real estate services fees are received when the franchise agreement is signed with a franchisee and recognized when the school receives its certificate of occupancy.  Transfer fees are received and earned upon the sale of an existing franchise to another franchisee.  Option fees are received when an option agreement between Primrose and an existing franchisee is entered into.  The option agreement gives the option holder the right to purchase a franchise in a designated geographical area for a stated period of time (typically six to twelve months).  If the option is exercised, the option fee is applied against the franchise fee and recognized as revenue when the school receives its certificate of occupancy.  If the option expires, the fee is recognized as revenue at the time of expiration.  Primrose can terminate the franchise agreement if the franchisee fails to meet various benchmarks throughout the funding and construction process.  If Primrose terminates a franchise agreement, a portion of the fees received in advance are returned to the franchisees and the remaining fees are recognized as termination revenue.  All fees received prior to being earned are initially deferred.

Goodwill and Other Intangible Assets

Acquisitions are accounted for under the purchase-method whereby we record acquired tangible and intangible assets and assumed liabilities at fair value.  The valuation of acquired identifiable intangible assets and goodwill require management to make certain estimates and assumptions that affect amounts reported in our financial statements.  Identifiable intangible assets are amortized over their estimated useful life.  Goodwill is not amortized; however, it is subject to annual impairment testing.  We perform our annual impairment testing at year-end.

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

Derivative Financial Instruments

Our use of derivative financial instruments is currently limited to interest rate swap agreements, which we utilize to mitigate our exposure to changes in interest rates on our variable rate debt.  We do not utilize derivative financial instruments for trading or speculative purposes.  All derivative instruments are recorded at their fair values, which we obtain from a major financial institution based on current market prices of similar instruments.

We have an interest rate swap agreement with a notional value of $8,500, which effectively converts $8,500 of variable rate debt to fixed rate debt.  Under the terms of the swap, we pay a fixed rate of 7.57% and receive a variable rate based on one-month LIBOR.  The swap has not been designated as a hedge for financial accounting purposes and changes in its fair value are recorded through earnings.  This interest rate swap agreement is with a major financial institution, which we expect to fully perform under the terms thereof.  The interest rate swap expires in 2005.

During the first quarter of 2004, we entered into an interest rate swap with a notional value of $10,000, which effectively converts $10,000 of variable rate debt to fixed rate debt.  Under the terms of this swap agreement, we pay a fixed rate of 5.44% and receive a variable rate based on one-month LIBOR.  This swap has been designated as a cash flow hedge for financial accounting purposes, and to the extent the swap provides an effective hedge, changes in the fair value of the swap are recorded in other comprehensive income, a component of stockholders’ equity.  Any ineffectiveness is recorded through earnings. This interest rate swap agreement is with a major financial institution, which we expect to fully perform under the terms thereof.  The interest rate swap expires in 2009.

Use of Management Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates include an allowance for doubtful accounts, bankruptcy accruals, the utilization of carry forward tax benefits and the fair value and economic lives of intangible assets.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“FAS 123R”).  Under FAS 123R, share-based payment awards result in a cost that should be measured at fair value on the awards’ grant dates, based on the estimated number of awards expected to vest.  FAS 123R requires this cost to be recognized through earnings over that expected vesting period.  FAS 123R permits public companies to select from three alternative transitions methods when adopting FAS 123R.  The Company is required to adopt the provisions of FAS 123R in the third quarter of 2005.  At this time, the Company has not determined the impact of FAS 123R on its financial statements, nor has it determined the transition method it will use to adopt FAS 123R.  We intend to conduct such analysis during the second quarter of 2005.

Results of Operations

Revenues

Consolidated revenues for the three months ended September 30, 2004 increased $11,859, or 55%, to $33,446 compared to revenues of $21,587 for the three months ended September 30, 2003.  Consolidated revenues for the nine months ended September 30, 2004 increased $34,111, or 55%, to $96,635 compared to revenues of $62,524 for the nine months ended September 30, 2003.

Revenues from the Employer Cost Containment and Health Services segment for the three months ended September 30, 2004 increased $11,614, or 61%, to $30,560 compared to $18,946 reported in last year’s third quarter and revenues for the nine months ended September 30, 2004 increased $32,753, or 59%, to $88,252 as compared to $55,499 reported in the same period last year.  The increase was primarily related to the October 2003 acquisition of Octagon Risk Services, Inc. (“Octagon”).  Revenues increased $11,065 and $31,053 due to the inclusion of Octagon in the three and nine month periods ended September, 30, 2004, respectively.

Revenues from the Educational Services segment for the three months ended September 30, 2004 increased $245, or 9%, to $2,886 compared to $2,641 for the same period last year.  Royalty revenue for the third quarter of 2004 increased $349, or 18%, compared to the third quarter of 2003 due to higher same school revenue and the opening of additional schools.  At September 2004, there were 123 schools opened compared to 114 schools at September 30, 2003.  Assignment revenue increased $80 as there were four property sale closings with franchisees during the third quarter of 2004 compared to none in the third quarter of 2003.  Partially offsetting these increases was lower franchise fees of $207 compared to the third quarter of 2003 as three schools were opened during the third quarter of 2004 compared to seven in the third quarter of 2003.

Revenues from the Educational Services segment for the nine months ended September 30, 2004 increased $1,358, or 19%, to $8,383 compared to $7,025 for the same period last year.  Royalty revenue for the nine months ended September 30, 2004 increased $959, or 16%, due to higher same school revenue and the revenue contribution from those schools opened since September 30, 2003.  Throughout 2004, there have been eight property sale closings with franchisees compared to two in 2003, resulting in higher assignment revenue of $140, company-owned school revenue increased $265 due to increasing enrollment as the school becomes established and transfer fees increased $125 due to an increase in the number of sales of an existing franchise to another franchisee.

Expense

Consolidated selling, general and administrative expense (“SG&A”) for the three months ended September 30, 2004 increased by $10,480, or 58%, to $28,589 compared to SG&A of $18,109 for the three months ended September 30, 2003.  Consolidated SG&A for the nine months ended September 30, 2004 increased $29,985, or 58%, to $82,128 compared to $52,143 for the nine months ended September 30, 2003.

SG&A expenses in the Employer Cost Containment and Health Services segment increased $9,846, or 60%, to $26,178 compared to $16,332 for the three months ended September 30, 2003 and $28,127, or 59%, to $75,589 compared to $47,462 for the nine-months ended September 30, 2003.  The increase was primarily related to the acquisition of Octagon.  SG&A increased $9,795 and $27,775 due to the inclusion of Octagon in the three and nine month periods ended September, 30, 2004, respectively.  For the year ended December 31, 2004, SG&A expense will include $900 for management’s review and Investigation of the matters described above.

SG&A expenses in the Educational Services segment increased $91, or 6% to $1,542 compared to $1,451 for the third quarter of 2003 and $495, or 13% to $4,437 compared to $3,942 for the nine months ended September 30, 2003.  The increase in expenses is primarily due to higher expenses in our company-owned school due to increasing enrollment as the school matures and higher personnel costs due to increased headcount necessary to service the number of franchised schools.

SG&A expenses at our corporate headquarters was $869 for the three months ended September 30, 2004 compared to $326 for the three months ended September 30, 2003 and $2,102 for the nine months ended September 30, 2004 compared to $739 for the nine months ended September 30, 2003.  The increase in corporate costs for the quarter and year-to-date periods of $543 and $1,363 was mainly due to higher accounting and legal fees of $254 and $652, respectively, higher management advisory fees of $75 and $225, respectively, paid in accordance with the terms of the Management Advisory Services Agreement between us and Capital Partners, Inc. and the costs of the Special Committee of the Board of Directors of $312 and $364, respectively.  For the year ended December 31, 2004, corporate SG&A expense is expected to be appoximately $1,400 higher than last year due to an increase in audit fees, higher legal costs and costs of the Special Committee.  The Special Committee of the Board of Directors is composed of independent directors of the Company and was formed in 2004 to represent the best interest of the minority stockholders in the evaluation and recommendation of various strategic alternative, including, but not limited to, the offers to acquire the stock of Security Capital Corporation.  The costs of the Special Committee include costs of an investment banking firm, independent legal counsel and fees paid to the Special Committee members.

Depreciation and amortization expense increased by $505, or 100%, to $1,014 for the three months ended September 30, 2004 compared to $509 for the three months ended September 30, 2003 and by $1,216, or 76%, to $2,811 for the nine months ended September 30, 2004 compared to $1,595 for the nine months ended September 30, 2003.  The increase was primarily due to the Octagon acquisition, which contributed $423 and $1,218 of depreciation and amortization expense for the three and nine months ended September 30, 2004, respectively.  Depreciation and amortization expense for the year ended December 31, 2004 is expected to be approximately $1,400 higher than last year, primarily due to the Octagon acquisition.

Interest expense increased by $693 to $1,097 for the three months ended September 30, 2004 and by $2,929 to $3,904 for the nine months ended September 30, 2004.  The increase was primarily due to the issuance of a $30,000 Senior Subordinated Promissory Note (the “Note”) in January 2004.  Interest expense on the Note was $570 and $2,423 for the quarter and nine months ended September 30, 2004, respectively, and included amortization of financing costs of $238 and $712, respectively.  Interest expense for the Employer Cost Containment and Health Services segment increased by $173 and $636 for the three and nine months ended September 30, 2004, respectively, due to additional debt related to the Octagon acquisition.  As a result of the issuance of the Note and the debt related to the Octagon acquisition, interest expense for the year ended December 31, 2004 is expected to be approximately $2,900 higher than last year.

Other Income, net

Other income, net is composed of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Interest income	$38	$10	$178	$30
Unrealized gain from derivatives	52	118	288	123
Gain on sale of land	—	—	—	107
Other	(1)	1	(5)	8
Total other income, net	$89	$129	$461	$268

The increase in interest income was due to higher cash balances as the proceeds of the Note were held in an interest-bearing collateral account until the debt was repaid.  The unrealized gain from derivatives resulted from changes in the fair value of our $8,500 notional value interest rate swap, which has not been designated as a hedge for financial accounting purposes.

Discontinued Operations

(Loss) income from discontinued operations includes the results of Pumpkin for the 2004 periods and the results of Pumpkin and Possible Dreams for the 2003 periods.  We no longer consolidated the results of Possible Dreams after its bankruptcy filing in October 2003.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Pumpkin	$(1,960)	$2,365	$(2,779)	$1,553
Possible Dreams	—	(2,212)	—	(3,228)

(Loss) income from discontinued operations	$(1,960)	$153	$(2,779)	$(1,675)

The loss from discontinued operations for the quarter and nine months ended September 30, 2004 included an after-tax impairment charge of $4,020 to write down the net assets of Pumpkin to their fair value based on the terms of the sale of the Pumpkin assets in October 2004.

Liquidity and Capital Resources

Cash flow from operations through September 30, 2004 was $7,721 compared to cash flow from operations through September 30, 2003 of $3,780.  The increase was primarily due to higher income before non-cash charges of $2,273 and increased collections of accounts receivable of $4,510, primarily from WC and the addition of the Octagon business partially offset by higher cash payments for accounts payable and accrued liabilities of approximately $3,177.

Cash used in investing activities was $4,030 through September 30, 2004 compared to $116 through September 30, 2003.  Capital expenditures increased primarily due to facilities expansion at Octagon and acquisitions.

Cash used in financing activities increased to $3,939 through September 30, 2004 compared to $722 through September 30, 2003, primarily due to higher repayments of term debt at both Primrose and WC.  During the quarter, we repaid the $30,000 outstanding under the Note that was issued in January 2004.  The Note was intended to provide us with immediately available funds while we reviewed and analyzed various alternative uses for the proceeds.  The proceeds were held in a collateral account and were to be released once a use of the proceeds was approved by the lender.  The interest rate was initially 10% per annum but would increase to 16% on September 30, 2004.  Due to the outstanding offers to acquire the Company (see below), management determined that any use of the proceeds would not occur prior to September 30, 2004.  Accordingly, because of the significant increase in the cost of the debt at September 30, 2004, and the availability of less expensive financing alternatives, the Note was prepaid without penalty prior to September 30, 2004.

We have two revolving lines of credit (each a “Revolver”) that give us the ability to borrow up to $9,000.  WC maintains an $8,000 Revolver (the “WC Revolver”), and Primrose maintains a $1,000 Revolver, (the “Primrose Revolver”).  At September 30, 2004, we also maintained a $7,000 Revolver at Pumpkin; however, subsequent to the sale, this Revolver was no longer available to us.  Management believes that cash flows from operations along with the available borrowing capacity under the Revolvers will be sufficient to fund our operations and service our debt for the next 12 to 24 months.

The debt for WC and Primrose contains restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and requires the maintenance of minimum earnings (as defined) before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratios, interest coverage ratios, fixed charge ratios and tangible net worth.  Additionally, there are restrictions on the transfer by the subsidiaries of their net assets to the parent company.

As a result of the failure to disclose transactional, financial and operational relationships between the CMI Companies and certain members of CMI Management, and the failure to obtain the lender’s prior written consent for certain acquisitions and other actions taken during 2004, WC was in default of certain covenants under the WC Revolver and the WC Term Debt.  WC has obtained a waiver from the lender for these events of default.

On October 25, 2004, Pumpkin Ltd., our wholly owned subsidiary and parent company of Pumpkin, entered into a definitive agreement and consummated the sale of substantially all of the assets of Pumpkin to Rauch Industries, Inc. for $7,000 plus a working capital adjustment payment of $1,658.  A portion of the proceeds from the sale was used to repay debt of $4,464 and pay transaction costs of $437.  In addition, we retained cash of $1,591 that Pumpkin held at the date of sale.

On November 5, 2004, we paid $442 to liquidate all outstanding claims between us and Possible Dreams.  As a result of this settlement, we expect to recognize a gain of $1,516 in the fourth quarter.

On November 10, 2004, we paid $5,000 to redeem all issued and outstanding shares of Preferred Stock at a redemption price of $10 per share.  The consolidated statements of operations reflect additional preferred stock accretion of $1,024 to accrete the carrying value of the Preferred Stock at September 30, 2004 to its redemption value.

We expect the total cost of the management review and the Investigation regarding CMI Management related party transactions and conflicts of interest to be between $2,400 and $2,800.  Costs of approximately $900 were incurred during the fourth quarter of 2004 and we expect to pay approximately $1,500 to $1,900 during the first quarter of 2005.

Primrose has a signed letter of intent to purchase an operating franchised school for $1,180.  The proceeds for this purchase will be obtained from available cash and borrowings under the Primrose Revolver, if necessary.  Primrose has had discussions with an existing franchisee who wishes to purchase the school.  Primrose intends to purchase the franchised school and immediately sell the franchised school to the franchisee; however, there are no assurances that the sale of the franchised school will occur.  Management does not believe that this transaction will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Offers to Acquire the Company

Mr. Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer and the controlling person of our majority stockholder, CP Acquisition, L.P. No. 1 (“CP-1”), has made a written offer to acquire by merger all of the outstanding Class A Common Stock, and Common Stock of Security Capital (collectively the “Stock”), other than shares held by Mr. Fitzgerald, CP-1 and certain other persons, at a price of $10.60 per share (the “CP-1 Offer”).

In addition, we have also received a written offer from Robert J. Bossart, on behalf of himself, Jonathan R. Wagner, Richard T. Kurth, Paul Miller, Daniel R. Sullivan and Randy E. Jones (collectively, the “CMI Management Team”), some of whom are senior managers of CMI, proposing that an entity to be formed by the CMI Management Team and its equity partners, Talisman Capital Fund I, LLC and Stonehenge

Opportunity Fund, LLC, acquire by merger all of the outstanding shares of Stock at a price of $10.85 per share.

Finally, in October 2004, we received a written offer from MTN Capital Partners LLC (“MTN”) proposing that a corporation to be formed by MTN and its associated investors acquire all of the outstanding Stock at a price of $11.00 per share.  However, MTN has not conducted any due diligence through the Special Committee of the Board of Directors (the “Special Committee”) or requested any due diligence information from the Company.

All of the offers are subject to the negotiation of a definitive merger agreement and arrangements for committed financing.  The Special Committee, in conjunction with its independent investment bank and independent legal counsel, is considering the offers; however, no assurances can be given that a definitive merger agreement will be executed, or, if such an agreement is executed, that any of the proposed transactions will be consummated.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Risk Management

Market risks relating to our operations result primarily from changes in interest rates.  Our interest rate risk management objective is to lower our overall borrowing costs and to mitigate the impact of changing interest rates on our net income and cash flow.  We achieve our objective primarily through the use of interest rate swap agreements, which effectively convert variable rate debt to fixed rate debt.  At September 30, 2004, we had interest rate swap agreements with a total notional value of $18,500, which effectively convert $18,500 of variable rate debt to fixed rate debt.  Under the terms of these swap agreements, we receive variable interest based on one-month LIBOR and pay a weighted average fixed rate of 6.4%.  At September 30, 2004, after the effect of the swaps, variable rate debt comprised 27% of total debt compared to 74% at December 31, 2003.  We do not utilize interest rate swaps or other derivative financial instruments for trading or speculative purposes.

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

Market Risk Sensitive Instruments

Including the effect of the interest rate swaps, the weighted average borrowing rate for our debt portfolio was 8.4% for the nine months ended September 30, 2004 compared to 8.7% for the nine months ended September 30, 2003.  Assuming a one percentage point increase in our weighted average borrowing rate, interest expense would have been higher by $145 and $96 for the nine months ended September 30, 2004 and 2003, respectively.

Item 4.  Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except for the matter discussed in Note 3 of Item 1 - Financial Statements, disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  For example, the related party transactions and resulting conflicts of interest issues involving CMI Management were not detected because these individuals purposely withheld the disclosures required to be made in accordance with our control procedures.  We have enhanced existing procedures and are in the process of implementing additional procedures designed to increase control over management related party transactions and conflicts of interest issues.  However, no assurances can be given that all such related party transactions or conflicts of interest will be identified and properly disclosed.

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

CMI was party to a lawsuit brought by the Cleveland Bar Association, which alleges that certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law.  CMI believes that its practices do not differ from any other Ohio workers’ compensation third-party administrator and do not constitute the practice of law.  On May 15, 2004, The Board of Commissioners on the Unauthorized Practice of Law (the “Board”) found that the activities of CMI and its hearing representatives did constitute the unauthorized practice of law; CMI appealed these findings to the Ohio State Supreme Court.  On December 15, 2004, the Supreme Court of Ohio ruled that the activities engaged in by CMI did not constitute the unauthorized practice of law.  However, in its decision, the Supreme Court remanded the matter back to the Board to consider whether those activities which were the subject of the original suit were in violation of a recently enacted Industrial Commission resolution.  Oral arguments on this issue are scheduled for July 6, 2005.  At this time, we are unable to evaluate the outcome of this matter.

In March 2004, the holder of the Preferred Stock requested redemption of his shares at a value of $5,000 on April 6, 2004.  However, at that time, we believed the redemption value on such date was approximately $2,700 and that, under the Preferred Stock Agreement, the holder of the Preferred Stock would not be entitled to a $5,000 redemption value until the earlier of April 6, 2007 or the attainment of certain EBITDA targets.  The Preferred Stockholder filed for arbitration and arbitrators were appointed.  However, on November 10, 2004, we accepted the Preferred Stockholder’s request for redemption and redeemed all shares of Preferred Stock for $5,000.

As noted in our proxy statement dated April 29, 2004, a member of our Board of Directors resigned from the Audit Committee as a result of a new policy adopted by his employer prohibiting membership on outside audit committees and compensation committees.  Therefore, the Audit Committee consisted of only two independent directors.  On April 29, 2004, the Company notified AMEX that it was not in compliance with the AMEX requirement that a company’s Audit Committee be comprised of three independent directors.  On December 23, 2004, we became compliant with the AMEX requirement to have three independent members on an Audit Committee when the Company’s Board appointed Mr. Robert M. Williams, Sr. to serve as an independent director on the Company’s Board and as a member of the Audit Committee.

In connection with the initial CP-1 Offer, three complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the “Court”) naming the Company, each member of our Board of Directors and CP-1 as defendants.  Each of the complaints alleges that the defendants breached their fiduciary duties to the putative class and that the then proposed CP-1 offer was unfair, inadequate and not the result of arm’s-length negotiations.  Each complaint seeks an injunction against the proposed merger or, if the merger is consummated, the rescission of the merger, as well as money damages, attorneys’ fees, expenses and other relief.  The Court has issued an order of consolidation consolidating the three complaints into one class action.  Plaintiffs have submitted their first request for the production of documents.  At this early stage of the proceeding, we do not have sufficient information to determine the possible outcome.

We are party to several legal actions arising in the ordinary course of business.  It is management’s opinion that we have adequate legal defenses to these actions and that the resolution of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 5.  Other Information

Forward Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.  Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation insurance in Ohio, California and the other states in which the Company's Employer Cost Containment and Health Services segment operates, the Company's ability to enhance existing services and successfully introduce and market new services, new service developments by the Company's competitors, market’s acceptance of new services of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified personnel, interest rates, the Company's ability to attract qualified franchisees or access to financing for these franchisees, the effects if a lender to one of the Company’s subsidiaries utilizes remedies available to it upon an event of default on loans to one of the Company's subsidiaries, and decisions relative to and the outcome of any such decisions regarding strategic alternatives with respect to maximizing stockholder value and enhancing stockholder liquidity.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 under Rule 13a-14(a)/15d-14(a) by Brian D. Fitzgerald, Chief Executive Officer of Security Capital Corporation

31.2

Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 under Rule 13a-14(a)/15d-14(a) by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation

32

Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 under Section 906 of the Sarbanes-Oxley Act by Brian D. Fitzgerald, Chief Executive Officer and William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION

Date:	March 11, 2005	By:	/s/ Brian D. Fitzgerald
Brian D. Fitzgerald
Chairman of the Board, President and
Chief Executive Officer (Principal
Executive Officer)

Date:	March 11, 2005	By:	/s/ William R. Schlueter
William R. Schlueter
Senior Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Index of Exhibits

Exhibit No.	Description

31.1	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 under Rule 13a-14(a)/15d-14(a) by Brian D. Fitzgerald, Chief Executive Officer of Security Capital Corporation

31.2

Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 under Rule 13a-14(a)/15d-14(a) by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation

32

Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 under Section 906 of the Sarbanes-Oxley Act by Brian D. Fitzgerald, Chief Executive Officer and William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation