Form 10-K
period 2004-12-31
SECURITY CAPITAL CORP/DE/
filed 2005-06-28
CIK 314340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 1-7921

SECURITY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3003070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Eight Greenwich Office Park

Greenwich, Connecticut 06831

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (203) 625-0770

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.01 par value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2004, 6,450,967 shares of the Registrant’s voting stock were outstanding, of which 5,277,632 shares were held by affiliates of the Registrant.  The aggregate market value of the remaining 1,173,335 shares of voting stock held by non-affiliates (based upon the closing price of the Registrant’s Class A Common Stock on June 30, 2004 of $7.01) was $8,225,078.

Number of shares outstanding of each of the Registrant’s classes of common stock as of June 15, 2005:  6,770,587 shares of Class A Common Stock; 380 shares of Common Stock.

Documents Incorporated by Reference

Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedule

PART I

ITEM 1.  BUSINESS

General

Security Capital Corporation (“Security Capital”, the “Company”, “we”, “us” and “our”) operates as a holding company that actively participates in the management of its subsidiaries.  At December 31, 2004, we had two operating subsidiaries, WC Holdings, Inc. (“WC”) and Primrose Holdings, Inc. (“Primrose”).  Each subsidiary has a certain degree of operating autonomy, with its own chief executive officer and senior management.

WC is an 80%-owned subsidiary that, through its wholly-owned subsidiary, CompManagement, Inc. (“CMI”), provides various services to corporations and their employees relating to reducing or containing employers’ workers’ compensation costs, including employee lost time, medical management and administrative services related to workers’ compensation and medical liability claims, consulting, training and education services designed to improve, and managed the costs of, workplace health and safety, and, to a lesser extent, management and administrative services related to auto and general liability insurance claims.  CMI services are categorized into two general categories: (1) third-party administration or “TPA” services related to workers’ compensation, professional medical liability, automobile and general liability claims and (2) medical management of workers’ compensation claims, or “MCO” services.

Primrose is a 98.5%-owned subsidiary involved in the franchising of educational child care centers, with related activities in real estate consulting and site selection services.  Currently, Primrose schools are located in the Southeast, Southwest and Midwest.

The Company also owned 100% of Pumpkin Masters Holdings, Inc. (“Pumpkin”) until its sale in October 2004. Pumpkin was engaged in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories throughout the United States and in Canada.  During the fourth quarter of 2003, we committed to a plan to sell the operations of Pumpkin, and accordingly, Pumpkin is accounted for as a discontinued operation for all periods presented.  On October 25, 2004, Pumpkin Ltd., the Company’s wholly owned subsidiary and parent company of Pumpkin, entered into a definitive agreement and consummated the sale of substantially all of the assets of Pumpkin.

The Company also had a 75% ownership interest in P.D. Holdings, Inc. (“Possible Dreams”) until it filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in October 2003.  At the time of the bankruptcy filing, we no longer had control over this subsidiary and therefore, excluded the accounts of Possible Dreams from our consolidated financial statements. Accordingly, for the periods prior to the bankruptcy filing, Possible Dreams is reported as a discontinued operation.  Possible Dreams operated as a designer, importer and distributor of giftware and collectible figurines.  On November 5, 2004, we entered into an agreement with the Possible Dreams bankruptcy trustee to resolve all outstanding claims against the Company.

We have two reportable operating segments at December 31, 2004.  The Employer Cost Containment and Health Services segment consists of WC, CMI and its wholly owned subsidiaries, and the Educational Services segment consists of Primrose.

EMPLOYER COST CONTAINMENT AND HEALTH SERVICES SEGMENT

Overview

Through a series of acquisitions and internal growth, revenues for the Employer Cost Containment and Health Services segment have grown from $53.6 million in 2001 to $121.3 million for the year ended December 31, 2004.  In December 2000, the Company, through its 80%-owned subsidiary WC Holdings, Inc., acquired 100% of the outstanding stock of Health Power, Inc. and its wholly-owned subsidiary, CMI.  In April 2001, CMI acquired 100% of the outstanding stock of Trigon Administrators, Inc. (“Trigon”),  a TPA in Virginia, Maryland and North Carolina.  In October 2002, CMI acquired 100% of the outstanding stock of Barron Risk Management Services, Inc. (“Barron”), a TPA in Texas that offers various services for the administration of self-insured property and casualty programs.  In October 2003, CMI acquired 100% of the outstanding stock of Octagon Risk Services, Inc. (“Octagon”), a full-service claims administration and consulting services provider for workers’ compensation, medical professional liability and general liability based in California.  In January 2004, CMI acquired 100% of the outstanding stock of KRAMMCO, Inc., a management company whose sole asset is a management contract with the North American Employer’s Council, Inc., and in May 2004, CMI acquired 100% of the outstanding stock of Integrated Claims Strategies (“ICS”), a provider of insurance claims processing and administrative services in the Tampa, Florida area.   Segment revenues were $121,335, $84,598 and $64,460, representing approximately 90% of consolidated revenues from continuing operations, for each of the years ended December 31, 2004, 2003 and 2002, respectively.

In March 2005, Octagon acquired 100% of the outstanding stock of Managed Care Holdings Corporation, which through its wholly owned subsidiary, Caronia Corporation (“Caronia”), is a leading provider of third-party professional medical liability claims administration and risk management services to hospitals and healthcare systems, physician and paraprofessional groups, nursing homes, rehabilitation centers and clinics.  Caronia services over 700 hospitals, 23,000 physicians and 4,000 long-term care facilities.  Its business is headquartered in Melville, New York, and it services clients through 40 locations nationwide.  With the acquisition of Caronia, management believes that CMI is now one of the largest providers of professional medical liability claims services in the United States.

Services

Third-Party Administration Services

CMI provides group rating, risk management, medical cost containment and claims management services to employers with respect to workers’ compensation, professional medical liability, auto and general liability claims as well as claims administration services for short-term disability and Family Medical Leave Act claims.  CMI’s TPA State Fund services include the review and processing of an employer’s workers’ compensation claims, the performance of risk analysis for an employer’s experience rating, the design of individual programs to improve an employer’s experience ratings, the review of premium audits on behalf of employers and analysis of employers for inclusion in group rating plans.  In the state of Ohio, CMI services also include assisting employers before the Ohio Industrial Commission and The Ohio Bureau of Workers’ Compensation (the “OBWC”).  Many Ohio employers have entered into contracts with CMI because of their participation in group rating plans sponsored by trade associations of which such employers are members.  CMI also acts as a TPA of workers’ compensation claims for self-insured employers.  Each employer selects the types of services it desires and then enters into a contract with CMI to provide such services.  These contracts are generally for a one-year period.  CMI currently provides its TPA services to over 23,000 State Fund and self-insured employers, many of whom also receive MCO services (see below).  CMI has one customer that accounted for approximately 13% of the employer cost containment and health services segment revenues for 2004.

MCO Services

CMI owns and operates a state-wide MCO under Ohio’s Health Partnership Program.  CMI is an OBWC-certified and URAC-accredited (American Accreditation HealthCare Commission, Inc.) MCO, and provides medical management services for workers’ compensation cases resulting from injuries suffered by employees arising out of the course and scope of their employment, as required by law.  Because all workers’ compensation claim liabilities are paid by the OBWC, CMI does not assume any risk for the payment of medical or disability benefits to employees with respect to their claims.

MCO services provided in Ohio by CMI are offered pursuant to a contract with the OBWC.  Under this contract, CMI is responsible for providing, among other things, a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer and employee relations and education programs; and health care fraud detection and reporting programs.

CMI receives an administrative fee equal to 4% of the annual workers’ compensation premiums for employers assigned to its MCO, as well as a quarterly incentive payment of up to 3% of the annual workers’ compensation premiums for employers assigned to its MCO, provided that CMI meets the performance criteria required by OBWC and established in the MCO contract.  The administrative fee is paid monthly and is subject to setoffs if CMI does not meet certain criteria with respect to first report of injuries, bill submissions or data accuracy, or if CMI makes a misfiling of death claims.  The quarterly incentive payment is based upon the attainment of certain return-to-work measurements established in the contract.  Revenues from the contract with the OBWC were $29,004, $27,164 and $28,568, representing 24%, 32% and 44%

of total segment revenues in 2004, 2003 and 2002, respectively.  The current contract with the OBWC is scheduled to expire in December 2006.  CMI considers its relationship with the OBWC to be good, and while the OBWC has historically renewed the contract with the CMI, no assurances can be given that this contract will be renewed.  The loss of the OBWC contract could have a material adverse effect on our financial condition, operating results and cash flows.

In other states, CMI offers its own case management, bill review and utilization review services solutions for many of its large self-insured and insurance company customers throughout the country.  CMI owns or has arrangements with various state-wide health care provider networks consisting of physicians, hospitals and ancillary providers.  In those states where CMI operates its own network (South Carolina, Maryland, Virginia and Texas), CMI has a provider services department, which recruits new providers for its own network and offers educational materials and training seminars to its clients.  CMI currently provides MCO services to over 55,000 employers.

Customers and Marketing

CMI markets its TPA and MCO services through its own employees who contact prospective and existing employer groups.  In addition, CMI has relationships with over 500 independent insurance agencies and brokers.  CMI maintains service centers in California, Georgia, Illinois, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington and West Virginia.

Competition

The TPA and MCO industries are comprised of numerous independent companies, typically operating on a regional basis, and a few large, national companies, including CMI.  Management considers the large, national companies to be the primary competitors of CMI; however, the regional independent companies offer one or more services similar to those offered by CMI.  Some of CMI’s competitors are significantly larger and have greater financial and marketing resources than CMI.

The principal competitive factors are the range of services offered and responsiveness to customer needs.  CMI competes principally on the basis of its specialization in the non-health claims management area, breadth of services, attention to customer service and independence from insurance carriers and brokers.

Government Regulation

Regulation of CMI’s TPA business varies on a state-by-state basis and ranges from no specific government regulation or oversight to specific licensing requirements.  Its business is substantially dependent on the workers’ compensation systems in Ohio and the other states in which it operates.

CMI’s MCO is certified and regulated by the OBWC under Ohio’s Health Partnership Program.  The MCO is not, however, subject to Ohio’s laws governing health insuring corporations, since it is not responsible for payment of health care claims or benefits, nor is it otherwise responsible for risk-bearing activities commonly associated with organizations licensed under Ohio’s insurance laws.  Management believes that its MCO is presently in compliance in all material respects with all applicable laws, regulations and certification requirements.

Employees

As of December 31, 2004, CMI had 1,242 employees, of which 875 were employed in connection with its TPA operations, 267 were employed in connection with its MCO operations and 100 were employed in administrative functions, including accounting/finance, human resources, information technology and executive management.  CMI’s employees are not represented by a union, and CMI considers its relationship with its employees to be good.

EDUCATIONAL SERVICES SEGMENT

Overview

In April 1999, the Company acquired Primrose School Franchising Company, Inc., the exclusive franchiser of Primrose Schools, an industry leader in early childhood education and high-quality childcare services, with related activities in real estate consulting and site selection services.  At the end of 2004, Primrose had 125 franchised schools operating in the Southeast, Southwest and Midwest and had awarded 58 additional franchise units that were in various stages of development and construction.  Primrose also has a Company-owned school, which was opened in January 2003 and serves an important role in training, testing new curricula, and business initiatives.

Revenues from the Educational Services segment are composed of royalties, franchising fees, assignment fees, transfer fees, real estate services fees, forfeiture fees and tuition fees.  Revenues from the Educational Services segment have experienced double-digit annual growth due to the quality of the brand, opening of additional franchise schools and annual increases in existing school revenues.  Segment revenues were $11,605, $9,834 and $8,243, representing approximately 10% of consolidated revenues from continuing operations for each of the years ended December 31, 2004, 2003 and 2002.

Educational Services

Primrose has established a position as a major provider of early childhood education and high-quality childcare in the upscale demographic segment of the childcare industry. Primrose is a franchised system of private, curriculum-based pre-schools that provide early childhood education and high-quality childcare services for children six weeks to five years old and after-school programs for children five through 12 years old.  The primary strategies of Primrose are aimed at delivering a consistent, high-quality educational product throughout all its schools.  The overall franchise system and product are tightly controlled and uniform.

Primrose provides a proven copyrighted early childhood curriculum and programming to its franchisees.  These include detailed daily educational lesson plans, management guidelines and other collateral materials. Primrose integrates nationally recognized packaged curriculums with its own copyrighted Balanced Learningsm programs.

Primrose provides its franchisees with detailed on-line manuals that cover all aspects of operating a Primrose School. The Primrose Schools’ curriculum and operating systems have been approved for national accreditation by the Southern Associations of Schools and Colleges and the North Central Association.

Operational and Business Services

Primrose provides extensive training to new franchisees prior to the opening of their school.  Primrose has an ongoing operations support infrastructure that includes comprehensive business, operational and marketing plans for franchisees.  Operations consultants provide consulting services and visit schools on a continual basis to ensure that Primrose’s quality standards are maintained.  A complete internal and external equipment package is provided by Primrose for franchisees’ use in their schools.  This package includes furniture, educational programs and materials, playground equipment, school supplies and customized childcare management software.

Other Services

Primrose also provides real estate services and marketing services to its current and prospective franchisees.  Real estate services include architectural design based on proprietary prototype building and site plans, site selection assistance and development consulting.

Marketing efforts are directed in two areas: (i) creating consumer demand for Primrose’s early childhood education and high-quality childcare services at the end-user level; and (ii) creating demand for Primrose School franchises among potential franchisees.  Primrose markets its franchised schools primarily to working parents who desire more than “day care” or babysitting through targeted marketing with numerous media, including public relations, direct mail, radio, newspapers, internet and various magazines.  Its franchise opportunities are targeted towards successful individuals with management experience and entrepreneurial desires.  Primrose receives favorable publicity generated by its quality curriculum and service.  Primrose advertises in newspapers, trade publications, magazines, presentations and by referral.

Primrose has alliances with national lending sources to provide competitive financing for franchisees.  These strategic partnerships provide a degree of familiarity and efficiency to the financing process for Primrose franchisees.  Primrose does not guarantee any franchisee loans or leases.

Trademarks and Other Proprietary Rights

Primrose owns and maintains trademarks and copyrights relating to its curriculum, programs, characters, logos and building plans. Additionally, Primrose strives to protect itself, franchisees, parents and children through a strong, comprehensive franchise agreement that explicitly spells out the responsibilities of both Primrose and the franchisee.  This agreement gives Primrose the ability to enforce its standards, helping to ensure system-wide quality and consistency.

Competition and Markets

Primrose Schools compete in the center-based for-profit sector of the childcare industry.  The industry is highly fragmented with more than 100,000 licensed childcare centers, of which only a small percentage consists of national for-profit child care “chains” such as Primrose.  Primrose also competes with the pre-kindergarten and kindergarten programs offered in private and public schools.  Management believes the fragmented nature of the industry, together with an increasing demand for educational childcare, provides growth opportunities for well-managed childcare centers with professional, owner-operated childcare providers.

Management believes that the principal elements defining competitiveness are curriculum, product quality and consistency, well-trained staff, strong customer service and good business center management.  Although Primrose competes favorably with respect to these factors, some of Primrose’s competitors are larger and have greater financial resources, with a larger number of facilities and a broader national or regional presence.

Government Regulation

Primrose is subject to various federal, state and local laws as well as a variety of regulatory provisions relating to zoning of school sites, sanitation, curriculum, health and safety.  As a franchisor, Primrose is subject to state and federal laws regulating various aspects of franchise operations and sales.  These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises.  In certain cases, they also apply substantive standards to the relationship between franchisor and franchisee, relating primarily to defaults, termination, non-renewal of franchises and the potential impact of new Primrose schools on enrollment levels at existing Primrose sites.  Management believes that Primrose is presently in compliance in all material respects with all applicable federal, state and local laws and regulatory provisions.

Employees

Primrose had 60 employees at December 31, 2004.  None of the employees of Primrose is represented by a labor union, and Primrose considers its relationship with its employees to be good.

Various federal and state labor laws govern Primrose’s relationships with its employees.  These include such matters as minimum wage requirements, overtime and other working conditions.  Significant additional government-imposed increases in paid leaves of absence or mandated health benefits could, however, be detrimental to the economic viability of franchisee-operated and Company-operated schools.

SEASONAL PRODUCTS SEGMENT

(Reported as Discontinued Operations)

Our Seasonal Products segment was composed of Pumpkin and Possible Dreams, which are classified as discontinued operations for all periods presented.

Pumpkin was a wholly owned subsidiary engaged in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories primarily throughout the United States and in Canada.  During the fourth quarter of 2003, we committed to a plan to sell the operations of Pumpkin and, accordingly, Pumpkin was accounted for as a discontinued operation.  On October 25, 2004, we consummated the sale of substantially all of the assets of Pumpkin.

Possible Dreams was an indirect, 75%-owned subsidiary that formerly operated as a designer, importer and distributor of giftware and collectible figurines.  In October 2003, Possible Dreams filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, at which time we no longer had control over this subsidiary and therefore excluded the accounts of Possible Dreams from our consolidated financial statements.  Possible Dreams is reported as a discontinued operation up through the date the subsidiary was deconsolidated.  On November 5, 2004, we settled all claims of Possible Dreams against the Company with the bankruptcy trustee.

Available Information

Security Capital files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document filed at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains a website (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that we file electronically with the SEC.  You may also obtain, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 by contacting Investor Relations, at our principal corporate office, Eight Greenwich Office Park, Greenwich, CT 06831, telephone (203) 625-0770, or by visiting our website at www. securitycapitalcorporation.com.

ITEM 2. PROPERTIES

CMI leases a 70,000 square foot office building in Dublin, Ohio, which is used as its principal office facilities.  The original lease for the building was for a term of 15 years and was scheduled to expire in 2012.  In 2002, CMI exercised a renewal option and extended the lease for an additional five years, through 2017.  The lease requires CMI to pay all operating expenses for the building.  The lease also provides for two renewal options of five years each.

CMI leases 56,000 square feet of office space in Oakland, California for its Octagon headquarters.  The initial lease term is for five and one-half years and is scheduled to expire in August 2009.  The lease provides for a renewal option for an additional five years.

CMI leases 28,000 square feet of office space in Cincinnati, Ohio, 22,000 square feet of office space in Richmond, Virginia, and 17,000 square feet of office space in Cleveland, Ohio.  These facilities serve as regional offices.  The Cincinnati, Richmond and Cleveland leases expire in December 2007, November 2008 and April 2008, respectively.  Both the Cleveland and Cincinnati leases contain two renewal options of five years each.

CMI has 26 other leases for office space of between 1,000 and 14,000 square feet that serve as regional offices and service centers.  These leases have initial terms between two and six years and expire between 2005 and 2010.

Primrose leases a 13,000 square foot facility in Acworth, Georgia as its corporate headquarters.  The initial lease is for a term of five years and expires in 2008.  The lease contains two renewal options of five years each.  Primrose also leases an 8,000 square foot building, also located in Acworth, Georgia, for its Company-owned and operated educational childcare facility.  The initial lease term is 10 years and expires in 2013.  The lease contains two renewal options of 10 years each.

The Company leases office space in Greenwich, Connecticut for its corporate headquarters.  The initial lease is for a term of seven years four months and expires February 2011 and contains a renewal option for an additional five years.  The Company shares the office space with Capital Partners, Inc. (“Capital Partners”), a controlling stockholder.  Under the terms of a Management Advisory Services Agreement (the “MAS Agreement”), Capital Partners pays the rent, and the Company’s reimbursement for its portion of the rent is included in the management advisory services fee the Company pays to Capital Partners (see Item 13.  Certain Relationships and Related Transactions in this Form 10-K for further details regarding the annual management advisory services fee paid to Capital Partners pursuant to the MAS Agreement).

The Company believes its leased properties are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

CMI was party to a lawsuit brought by the Cleveland Bar Association that alleged that certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law.  CMI believes that its practices do not differ from any other Ohio workers’ compensation third-party administrator and do not constitute the practice of law.  On May 15, 2004, the Board of Commissioners on the Unauthorized Practice of Law (the “UPL Board”) found that the activities of CMI and its hearing representatives did constitute the unauthorized practice of law; CMI appealed these findings to the Ohio State Supreme Court (the “Supreme Court”).  On December 15, 2004, the Supreme Court ruled that the activities engaged in by CMI did not constitute the unauthorized practice of law.  However, in its decision, the Supreme Court remanded the matter back to the UPL Board to consider whether those activities that were the subject of the original suit were in violation of a recently enacted Industrial Commission resolution.  Oral arguments on this issue are scheduled for July 6, 2005.  At this time, we are unable to evaluate the outcome of this matter.

In connection with an offer made by Mr. Brian Fitzgerald, our Chairman of the Board of Directors, President and Chief Executive Officer, and, through Capital Partners, the controlling person of our majority stockholder, CP Acquisition, L.P. No. 1 (“CPI”), to acquire by merger all of the outstanding Class A Common Stock and Common Stock of Security Capital, other than shares held by Mr. Fitzgerald, Capital Partners, CPI and certain other persons, at a price of $9.00 per share (the “Initial Capital Partners Offer”), three complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the “Court”) naming the Company, each then-member of its Board of Directors and CPI as defendants.  Each of the complaints alleges that the defendants breached their fiduciary duties to the putative class and that the then-proposed Initial Capital Partners Offer was unfair, inadequate and not the result of arm’s-length negotiations.  Each complaint sought an injunction against the proposed merger or, if the merger was consummated, the rescission of the merger, as well as money damages, attorneys’ fees, expenses and other relief.  The Court has issued an order of consolidation, consolidating the three complaints into one class action.  Plaintiffs have submitted their first request for the production of documents.  Since the announcement of the Initial Capital Partners Offer, Mr. Fitzgerald and Capital Partners have increased their offer to $10.60 per share, and offers to acquire the entire Company for $11.00 and $13.00 per share have been submitted by others.  In addition, on June 7, 2005, the Company announced that it had retained UBS Securities LLC to conduct a formal sale process for the Company, and that Mr. Fitzgerald and Capital Partners have declared their full support for that sale process and committed to sell the shares they control if appropriate value is achieved in the transaction (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Sale of the Company”).  At this time, we are unable to evaluate the possible outcome of the class action.

We are party to several legal actions arising in the ordinary course of business.  It is management’s opinion that we have adequate legal defenses to these actions, and that the resolution of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Class A Common Stock of Security Capital is traded on the American Stock Exchange (the “AMEX”) under the symbol “SCC”.  We have received letters from the AMEX advising us that we were not in compliance with the AMEX’s continued listing standards because we failed to timely file our Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”) and Form 10-Q for the quarter ended March 31, 2005 (the “First Quarter Form 10-Q”), as required pursuant to Section 1101 of the AMEX Company Guide (the “Company Guide”).  The AMEX’s letters noted that our failure to timely file the 2004 Form 10-K and the First Quarter Form 10-Q is a material violation of the Company’s listing agreement with the AMEX and, therefore, pursuant to Section 1003(d) of the Company Guide, our securities are subject to suspension and delisting from the AMEX.  In addition, we are subject to the procedures and requirements of Section 1009 of the Company Guide. The AMEX’s letters further noted that, if we do not regain compliance by June 30, 2005, the AMEX may initiate delisting proceedings, as appropriate.  We announced on May 23, 2005 that we anticipated that the First Quarter Form 10-Q would not be filed by the June 30, 2005 extended due date and that we instead believed that we would be able to file the First Quarter Form 10-Q by July 29, 2005.  As required by the AMEX’s letters, we continue to provide the AMEX with updates to our plan to regain compliance with the AMEX’s continued listing standards.  As a result of such delayed filings, however, it is possible that the AMEX may initiate delisting proceedings with respect to the Company’s Class A Common Stock.

As a result of the late filing of the 2004 Form 10-K and First Quarter Form 10-Q, the Company is now included in a list of issuers who are not in compliance with the AMEX’s continued listing standards, which is posted daily on www.amex.com.  In addition, until such time that we regain compliance with the AMEX’s continued listing standards, the AMEX will use the indicator “.LF” in the financial status indicator fields in the Consolidated Quote System and Consolidated Quote Systems Low Speed and High Speed Tapes to denote the Company’s non-compliance.

The following table states the high and low sales prices for the Class A Common Stock on the AMEX for the 2004 and 2003 quarterly periods indicated:

2004 PRICE RANGE			2003 PRICE RANGE
	HIGH	LOW		HIGH	LOW
Quarter Ended			Quarter Ended
March 31, 2004	$7.96	$6.35	March 31, 2003	$8.34	$6.25
June 30, 2004	$7.49	$6.70	June 30, 2003	$9.15	$6.33
September 30, 2004	$10.30	$6.90	September 30, 2003	$9.95	$6.70
December 31, 2004	$10.90	$9.56	December 31, 2003	$7.14	$6.00

As of June 15, 2005, there were approximately 749 stockholders of record of the Class A Common Stock and 6,770,587 shares outstanding, and 12 stockholders of record of the Common Stock and 380 shares outstanding.  On such date, the closing price of the Class A Common Stock on the AMEX was $13.30.

The Company has not paid any dividends to common stockholders during at least the last five years.  In January 2004, the Board of Directors of the Company formed a Special Committee to evaluate various strategic alternatives, one of which included the payment of an extraordinary cash dividend to stockholders.  No such extraordinary dividend was paid during 2004, or is contemplated at this time.  Certain financing arrangements limit the ability of our subsidiaries’ to pay dividends to Security Capital, thus limiting our ability to pay dividends to our stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data for the Company.  The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.  Prior year financial information for the years ended December 31, 2003, 2002 and 2001 and at December 31, 2003, 2002, 2001 and 2000 has been restated to reflect adjustments for lease accounting as discussed in Item 7 and Note 2 of Notes to Consolidated Financial Statements in Item 8 of this report.

Statement of Operations Data:

	YEARS ENDED DECEMBER 31,
(amounts in thousands, except per share data)	2004	2003 (6)	2002 (6)	2001 (6)	2000
		(as restated)	(as restated)	(as restated)

Revenues (1)	$132,940	$94,432	$72,703	$61,286	$8,145
Selling, general and administrative expenses	114,315	79,639	57,479	48,775	5,663
Depreciation and amortization	3,780	2,451	2,277	4,980	1,496
Operating income	14,845	12,342	12,947	7,531	986
Interest expense (2)	(4,351)	(1,565)	(3,633)	(4,162)	(1,370)
Other income (expense), net (2)	652	185	881	(770)	(7)
Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	11,146	10,962	10,195	2,599	(391)
Income tax (expense) benefit	(5,245)	(4,617)	(4,114)	(1,762)	212
Minority interest	(1,438)	(1,087)	(1,023)	(254)	(24)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	4,463	5,258	5,058	583	(203)
(Loss) income from discontinued operations (3)	(1,230)	(1,969)	2,073	2,157	1,628
Income before cumulative effect of change in accounting principle	3,233	3,289	7,131	2,740	1,425
Cumulative effect of change in accounting principle (4)	—	—	(3,402)	—	—
Net income	3,233	3,289	3,729	2,740	1,425
Less preferred stock accretion (5)	(1,275)	(457)	(401)	(352)	(309)
Income available to common stockholders	$1,958	$2,832	$3,328	$2,388	$1,116

Basic earnings per common share:
Earnings (loss) from continuing operations	$0.49	$0.74	$0.72	$0.04	$(0.08)
(Loss) earnings from discontinued operations	(0.19)	(0.31)	0.32	0.34	0.25
Cumulative effect of change in accounting principle	—	—	(0.52)	—	—
Basic earnings per common share available to common stockholders	$0.30	$0.43	$0.52	$0.38	$0.17

Diluted earnings per common share:
Earnings (loss) from continuing operations	$0.43	$0.68	$0.66	$0.02	$(0.08)
(Loss) earnings from discontinued operations	(0.17)	(0.31)	0.29	0.31	0.25
Cumulative effect of change in accounting principle	—	—	(0.48)	—	—
Diluted earnings per common share available to common stockholders	$0.26	$0.37	$0.47	$0.33	$0.17

Dividends per share of common stock	—	—	—	—	—

Balance Sheet Data:

	DECEMBER 31,
	2004	2003 (6)	2002 (6)	2001 (6)	2000 (6)
		(as restated)	(as restated)	(as restated)	(as restated)

Total assets	$116,635	$123,850	$100,943	$107,472	$100,675
Long-term obligations	21,256	27,441	19,042	37,063	39,006
Redeemable convertible preferred stock (5)	—	3,725	3,268	2,867	2,515
Total stockholders’ equity	35,367	33,350	30,518	27,190	24,789

(1)          Growth in revenues reflect acquisitions made by the Company.  In 2004, CMI acquired KRAMMCO, Inc., whose sole asset is a management contract with an Ohio association that provides association members with, among other value-added services, an Ohio group rating sponsor, and ICS, a provider of insurance claims processing and administration services in the Tampa, Florida area.  In October 2003, CMI acquired Octagon, a full-service claims administration and consulting services provider for workers’ compensation, medical professional liability and general liability based in California.  In October 2002, CMI acquired Barron, a TPA provider of various services for the administration of self-insured property and casualty programs based in Texas In April 2001, CMI acquired Trigon, a TPA in Virginia, Maryland and North Carolina.  In December 2000, the Company acquired Health Power, Inc. and CMI.  In April 1999, the Company acquired Primrose.

(2)          Interest expense in 2004 includes interest expense of $2,423 related to a $30,000 Senior Subordinated Promissory Note (the “Note”) issued in January 2004.  The Note was issued to provide us with immediately available funds while we reviewed and analyzed various alternative strategic uses for the proceeds.  The interest rate was 10% per annum, and the Note was repaid in full in September 2004.  During 2002, Primrose refinanced its debt and recorded additional interest expense of $860 related to the write-off of original issue discount and deferred financing costs associated with the original debt.  The proceeds from the refinancing were used to repurchase warrants and, as a result of the repurchase, a gain of $1,334 was recorded as other income (expense), net.

(3)          Discontinued operations consist of Pumpkin and Possible Dreams.  In 2004, we sold substantially all of the assets of Pumpkin and recognized an after-tax loss on the sale of $3,928.  Pumpkin had net income from operations in 2004 of $1,182, resulting in a net loss from discontinued operations related to Pumpkin in 2004 of $2,746.  In 2004, we also recognized a discontinued operations gain of $1,516 from the Possible Dreams bankruptcy settlement.  In addition, the 2003 loss from discontinued operations includes the write-off of a deferred tax asset of $2,420 as it was deemed no longer realizable upon the deconsolidation of Possible Dreams.

(4)          During 2002, the Company completed the required transitional test for impairment of goodwill.  As a result of the test, an impairment charge of $3,402 (net of tax benefit of $2,420) was recognized in the seasonal products segment, and the impairment charge was reflected as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with prescribed guidance in SFAS 142.  In addition, the Company ceased recording amortization expense relating to goodwill effective January 1, 2002.  Such amounts were $3,158 and $1,424 for the years ended December 31, 2001 and 2000, respectively.

(5)          In November 2004, we redeemed all shares of our zero coupon, redeemable convertible preferred stock (“Preferred Stock”) for $10 per share, or $5,000.  Preferred Stock accretion of $1,275 was recognized in 2004 to accrete the carrying value of the Preferred Stock to its redemption value.

(6)          The Company restated its Consolidated Financial Statements for fiscal years 2003 and 2002 as described in Note 2 of the Notes to Consolidated Financial Statements.  In addition, statement of operations financial information for 2001 and balance sheet information at December 31, 2002, 2001 and 2000 have also been restated as summarized in the following table:

Adjustments to Consolidated Results of Operations Data for the Year Ended December 31, 2001	As Previously Reported	Adjustments	As Restated

Operating income	$7,729	$(198)	$7,531
Income from continuing operations	678	(95)	583
Net income	2,835	(95)	2,740
Income available to common stockholders	2,483	(95)	2,388
Diluted EPS from continuing operations	$0.04	$(0.02)	$0.02
Diluted EPS available to common stockholders	$0.35	$(0.02)	$0.33

Adjustments to Consolidated Balance Sheet Data at December 31,	2002	2001	2000

Total assets, as reported	$100,711	$107,285	$100,557
Adjustment	232	187	118
Total assets, as restated	$100,943	$107,942	$100,675

Total long-term obligations, as reported	$18,612	$36,760	$38,890
Adjustment	430	303	116
Total long-term obligations, as restated	$19,042	$37,063	$39,006

Total stockholders’ equity, as reported	$30,678	$27,285	$24,789
Adjustment	(160)	(95)	—
Total stockholders’ equity, as restated	$30,518	$27,190	$24,789

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Litigation Reform Act of 1995.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.  Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation and medical malpractice insurance in the various states in which the Company’s employer cost containment and health services segment operates, the Company’s ability to enhance its existing services and successfully introduce and market new services, new service developments by the Company’s competitors, market acceptance of new services of both the Company and its competitors, competitive pressures on prices, the ability to attract and retain qualified personnel, interest rates, the Company’s ability to attract qualified franchisees or access to financing for these franchisees, the effects on the Company if a lender to one of the Company’s subsidiaries utilizes remedies available to it upon an event of default on loans at one of the Company’s subsidiaries, the Company’s ability to file the 2004 Form 10-K and the First Quarter Form 10-Q, the Company’s ability to regain compliance with the AMEX’s continued listing standards and decisions relative to and the outcome of any such decisions regarding strategic alternatives with respect to maximizing stockholder value and enhancing stockholder liquidity.

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing in Item 8. “Financial Statements and Supplementary Data” in this Report on Form 10-K. Amounts are in thousands except share and per share amounts.

Company Overview

Security Capital operates as a holding company that actively participates in the management of our subsidiaries, but also gives each subsidiary a certain degree of operating autonomy, with its own chief executive officer and senior management.  The Company itself is managed by Capital Partners, pursuant to the MAS Agreement.  Capital Partners controls approximately 81% of the Company’s shares, held principally by CPI, and provides us with management services under the MAS Agreement.  Mr. Brian Fitzgerald controls Capital Partners and serves as our Chairman of the Board of Directors, President and Chief Executive Officer.

As discussed in Item 1. “Business” above, we have purchased, sold or otherwise disposed of a number of businesses over the last few years.  Our current operations consist of two reportable operating segments, Employer Cost Containment and Health Services, conducted through WC, CMI and its wholly owned subsidiaries, and Educational Services, conducted through Primrose.  In recent years, we have sought to strengthen these two valuable businesses, while at the same time shedding unneeded or unprofitable businesses.  In keeping with our management philosophy, the senior management of both WC (approximately 20%) and Primrose (approximately 1.5%) have equity participations in our businesses, as well as stock options in those subsidiaries.

In January 2004, we announced that our Board of Directors had formed a Special Committee to explore strategic alternatives.  In particular, the Special Committee was charged with considering various ways of maximizing stockholder value and providing an opportunity for liquidity to our public stockholders.

We recognized that, with the costs of being a public company increasing, and only 19% of our shares in public hands, it might not make sense for us to continue as a publicly traded company.  Accordingly, Mr. Fitzgerald and Capital Partners submitted an offer to the Special Committee in July 2004 for the public shares they did not control (the “Capital Partners Offer”).  The Special Committee subsequently received other offers for the entire Company, including an offer in September 2004 from a group that included certain current and former members of the management of CMI, the main operating subsidiary of WC (the “CMI Management Offer”).  Both the Capital Partners Offer and the CMI Management Offer were subsequently increased.

Unfortunately, the Special Committee’s ability to move forward with the process of exploring strategic alternatives and providing a liquidity event for public stockholders was hampered by a number of unforeseen events.  Most notably, the Company’s management, beginning in July 2004, had to perform various supplemental procedures (“Supplemental Procedures”), and the Audit Committee of the Company’s Board of Directors, beginning in November 2004, performed and an internal independent investigation (“Investigation”) into certain related-party transactions and conflicts of interest involving certain members of CMI’s management team.  The Investigation, which concluded in March 2005, caused a delay in the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2004 until March 11, 2005, and set back our work on the Company’s financial statements for the year ended December 31, 2004, our annual audit and the filing of this Form 10-K.  In addition, in response to an SEC letter issued to the American Institute of Certified Public Accountants in February 2005, the Company’s management conducted an internal review of our accounting practices with respect to leases and leasehold improvements, concluding that various adjustments were required, and that previously issued financial statements should be restated.

While the exploration of strategic alternatives was ongoing, we continued to pursue our objectives of shedding unwanted businesses, strengthening the core WC and Primrose businesses that we viewed as our most valuable assets, and otherwise resolving various matters that needed to be addressed in order to maximize the value of the Company and achieve an appropriate liquidity event for public stockholders.  Thus, in 2004, we successfully sold Pumpkin and resolved outstanding matters with respect to the bankruptcy of Possible Dreams.  We redeemed, for $5,000, our outstanding Preferred Stock that we had issued in 1999 in connection with our acquisition of Primrose, in the process resolving an arbitration that had been brought by the holder of the Preferred Stock with respect to the redemption.  We also were successful in an appeal to the Ohio Supreme Court regarding whether certain of our WC operations in Ohio constituted the unauthorized practice of law.

In addition to successfully addressing these challenges, we have continued to focus on building the strength of our core WC and Primrose businesses and delivering strong operating results for our stockholders.  We have strengthened the management at WC after the Company, upon the recommendation of the Audit Committee, terminated two senior members of the CMI management team based upon the findings of the Investigation.  We have improved our operating systems at WC and strengthened our controls at the subsidiary level.  We have continued to generate strong operating results and cash flows at WC, in spite of the $3,000 that WC had to spend on the Supplemental Procedures and the Investigation, approximately $900 of which was included in expenses for the fourth quarter of 2004, with the remainder recorded in the first quarter of 2005.  We have successfully negotiated our latest acquisition at WC – Caronia – which closed on March 31, 2005.

At Primrose, we have continued to expand the number of franchisees and to achieve improved operating results. During 2004, Primrose opened seven new schools, bring the total number of Primrose schools to 125.  In addition, at December 31, 2004, we had awarded 58 additional franchise units that were in various stages of development and construction.

With respect to financial matters, we have successfully refinanced the $30,000 Note that we had issued at the corporate level in January 2004 in connection with our exploration of strategic alternatives and paid down our overall debt by almost $10,000 to $24,929 at December 31, 2004 from $34,889 at December 31, 2003.  In March 2005, we entered into a $40,500 Credit Agreement and used the proceeds to acquire Caronia ($16,000 purchase price) and refinance existing debt.  As a result, consolidated debt at March 31, 2005 increased to $40,500.

Recognizing that we were now a stronger and much more valuable company, and that the market for control of companies such as ours had recovered considerably over the last year and one-half, in May 2005 our Board of Directors, upon the recommendation of the Special Committee, determined to switch to a formal sale process to seek the highest price reasonably attainable for the Company.  On June 6, 2005, the Board retained UBS Securities LLC to assist it in that process.

While there can be no assurance that the formal sale process will result in the sale of the Company at an acceptable price, the management and Board of Directors, including the Special Committee, believe that a formal sale process represents the best possibility at this time to maximize stockholder value.  The formal sale process will take several months and will involve considerable management time, energy and costs.  Management and our Board of Directors are, however, committed to the process as the best and most efficient way to provide liquidity for our stockholders.  For their part, Mr. Fitzgerald and Capital Partners also fully support the formal sale process, have stated to the Board that they would not participate as a bidder in the process and have committed to sell the shares they control if appropriate value is achieved in the transaction.

In the coming months, we will continue to actively manage WC and Primrose, to keep them on a solid operational footing and to grow them internally and through acquisitions as opportunities arise.  Both businesses now have strong management and solid financial positions and are poised to produce improved operating results while the formal sale process continues.

Internal Independent Investigation Into Potential Related-Party Transactions and Conflicts of Interest

In July 2004, the Company discovered that CMI and CompManagement Health Systems, Inc. (“CHS”, and collectively with CMI, the “CMI Companies”), wholly owned subsidiaries of WC, may have engaged in potential related-party transactions with an entity that was controlled by certain officers of the CMI Companies (“CMI Management”).  Management of the Company (“SCC Management”) immediately notified the Company’s Audit Committee of these potential related-party transactions and resulting conflicts of interest and launched a review of the matter by making additional inquiries and performing supplemental procedures (the “Supplemental Procedures”).  The Supplemental Procedures, which were conducted through October 2004, revealed that certain members of CMI Management owned, operated and controlled two entities that had certain unauthorized and undisclosed transactional, operational and financial relationships with the CMI Companies.  The Supplemental Procedures also revealed that the unauthorized and undisclosed transactional, operational and financial relationships with the CMI Companies resulted in conflicts of interest, but no fraud or financial impropriety that would indicate the Company’s historical financial statements were misstated.  CMI Management had either previously divested its controlling interest or, as a result of the Supplemental Procedures, divested its controlling interest, in each of these entities.

Additionally, in November 2004, the Company’s Audit Committee initiated an internal independent investigation (the “Investigation”) into the above-described related-party transactions and conflicts of interest designed to investigate those matters previously discovered by SCC Management, to search for other instances of potential related-party transactions or conflicts of interest and to determine the impact, if any, of such matters on the Company’s previously issued financial statements.  To assist in the Investigation, the Audit Committee retained independent legal counsel and forensic accounting experts.

The Investigation uncovered a third entity controlled by CMI Management that engaged in related-party transactions with the CMI Companies.  CMI Management had previously divested its controlling interest in this entity.  The Investigation also reconfirmed the findings of the Supplemental Procedures that there were no instances of fraud or financial impropriety that would indicate the Company’s historical financial statements were misstated.  The Investigation did reveal, however, that in some instances, these related-party entities used the personnel, office space and equipment of the CMI Companies.

As a result of the findings of the Investigation, and upon the recommendation of the Company’s Audit Committee, the CEO and CFO/General Counsel of the CMI Companies were terminated for cause.  The Company has implemented enhanced controls and procedures related to the identification and reporting of related-party transactions and conflicts of interest.

The Investigation was completed in March 2005.  The total cost of the Supplemental Procedures and Investigation was approximately $3,000.  Approximately $900 of these costs were recorded in the fourth quarter of 2004 and the remaining costs were recorded in the first quarter of 2005.  Apart from these costs, we do not believe that the issues uncovered are material to our financial condition, results of operations or cash flows.

Restatement of Financial Statements

In February 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain lease accounting issues and their application under Statement of Financial Accounting Standards No. 13, Accounting for Leases and other authoritative pronouncements (“SFAS 13”).  In light of this letter, management initiated a review of our accounting for leases and leasehold improvements and determined that our then-current accounting practices for leases and leasehold improvements were incorrect in our Employer Cost Containment and Health Services segment and at our corporate headquarters.  Accordingly, management conducted an in-depth review of the Company’s lease accounting to determine the magnitude of the potential error on the financial statements.  Based on the results of our review, we determined that our previously issued financial statements for the years ended December 31, 2003, 2002 and 2001, and each of the first three quarters of 2004 and four quarters of 2003 should no longer be relied upon and should therefore be restated.

The impact of the restatement on our 2001 earnings has been reflected as a $95 increase to accumulated deficit as of December 31, 2001 in the accompanying consolidated statements of stockholders’ equity.  We have also restated the applicable statement of operations information for the year ended December 31, 2001 and balance sheet information at December 31, 2002, 2001 and 2000 in Item 6. “Selected Financial Data” of this report.  We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and the related financial information contained in those reports should no longer be relied upon.  Throughout this Annual Report on Form 10-K, including in this management’s discussion and analysis, all referenced amounts for prior periods and prior period comparisons reflect balances and amounts on a restated basis.

The incorrect application of SFAS 13 related to the way we accounted for periods of “free-rent”, or rent holidays, contractual increases in the minimum rental payments and lease incentives.  The effect of the restatement was to decrease each of consolidated income from continuing operations, net income and income available to common stockholders by $94 and $65 for the years ended December 31, 2003 and 2002, respectively, and earnings per diluted share by $0.01 and $0.00, respectively (see Note 2 to the Consolidated Financial Statements for the effects of the restatement on our consolidated balance sheet at December 31, 2003 and on our consolidated statements of income for the years ended December 31, 2003 and 2002).

Proposed Sale of the Company

On June 7, 2005, we announced that the Special Committee had recommended, and the full Board of Directors had approved, a formal sale process of the Company and the retention of UBS Securities LLC (“UBS”) to conduct the process.  For the past year and one-half, the Special Committee has evaluated various strategic alternatives to maximize stockholder value and provide liquidity to our public stockholders, including the offers described below, and now supports the switch to a formal sale process.  Management fully supports the recommendation of the Special Committee and the actions of the full Board and believes that a formal sale process represents the best possibility of achieving the highest price reasonably obtainable for the stockholders of the Company.

Prior to the announcement of the formal sale process, Brian D. Fitzgerald, our Chairman of the Board, President and Chief Executive Officer and, through Capital Partners, the controlling person of our majority stockholder, CPI, had submitted an offer to acquire the stock that they do not control, at a price of $10.60 per share.  However, Mr. Fitzgerald and Capital Partners, who control approximately 81% of the stock, have declared their support for the formal sale process and have committed to sell the shares they control if appropriate value is achieved in the transaction.  As a declared seller in the formal sale process, Mr. Fitzgerald and Capital Partners have stated that they would not participate as a bidder in such process.  In addition to the Capital Partners Offer, two other offers to acquire the entire company for $11.00 per share and $13.00 per share that have been submitted to the Special Committee.  The Special Committee has informed the bidders that their offers were being referred to UBS for consideration in the formal sales process.

Critical Accounting Policies

There are certain accounting policies that we believe are critical to our business and the understanding of our financial statements, either because of their magnitude to the financial statements or because they require management to make certain estimates and assumptions.  These critical accounting policies are described below.  For additional disclosures with respect to our significant accounting policies, see Note 4 to Consolidated Financial Statements in this Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include an allowance for doubtful accounts, allowance for uncollectible assignment development costs, bankruptcy accruals, reserves for contingencies, the utilization of carry forward tax benefits, the determination of fair value and economic lives of intangible assets, the estimates and assumptions inherent in our goodwill impairment testing procedures and the allocation of the purchase price of an acquisition to the fair value of tangible and intangible assets acquired and liabilities assumed.

Revenue Recognition

Revenues for the Employer Cost Containment and Health Services segment are derived from third-party administrative services, self-insured plan administrator services, consulting services, group rating services, and managed care administration services.  Revenues from third-party administrative services, self-insured plan administrator services, consulting services and group rating services are recorded based on the terms and duration of the related contracts.  Cash received in advance of the services being provided is initially deferred and recognized as revenue on a pro rata basis over the related contract period, which typically ranges between three and twelve months.  Revenues from managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the OBWC.  Certain contracts also provide for an incentive or bonus award based on the attainment of certain criteria stipulated in the contracts.  Revenues from incentive or bonus awards are recognized when they are earned and collectibility is reasonably assured.

Revenues from the Educational Services segment are composed of royalties, franchising fees, assignment fees, transfer fees, real estate services fees, forfeiture fees and tuition fees.  Royalties are received from franchisees based on a percentage of the school’s monthly revenue and includes fees for corporate services provided to franchisees.  Royalty revenue is recorded in the month earned and typically collected in the subsequent month.  Franchising fees are received when a franchise agreement is signed with a franchisee and recognized as revenue when the school receives its certificate of occupancy, which is generally concurrent with the commencement of operations.  Assignment fees are received for pre-development services, such as site identification and the preparation for the construction of the school, including applying for and obtaining all required building and zoning permits.  Assignment fees are recognized upon the sale of the property to the franchisee.  Real estate services fees are received for consulting services related to architectural and engineering design services provided to the franchisee during the construction of the school.  These fees are received when the franchise agreement is signed with a franchisee and recognized when the school receives its certificate of occupancy.  Transfer fees are received and earned upon the sale of an existing franchise to another franchisee.  Forfeiture fees include fees applicable to the termination of franchise agreements or for the expiration of option agreements.  Tuition fees are earned at the Company-owned school and are generally billed weekly for services to be provided in the following week.  All fees received in advance of the services being provided are initially deferred.

Primrose will occasionally provide existing franchisees an option to purchase a franchise in a designated geographical area for a stated period of time (typically six to twelve months) for which Primrose receives a fee.  This fee is initially deferred when received.  When the option is exercised, the option fee is credited against the amount of the franchise fee and recognized as revenue when the school receives its certificate of occupancy.  If the option expires, the fee is recognized as a forfeiture fee.

Receivables

Receivables are composed primarily of amounts due for contract services provided by WC and royalty payments due to Primrose from franchisees.  We establish an allowance for doubtful accounts based on customer credit evaluations, collection history and other pertinent information. Receivables are generally not collateralized.

Assignment Development Costs

Assignment development costs are recoverable costs incurred on behalf of future franchisees that have executed assignment agreements with Primrose for pre-development services, such as site identification and the preparation for the construction of the school, including applying for and obtaining all required building and zoning permits.  These costs are reimbursed by the franchisee upon the purchase of the property by the franchisee.  A reserve is established for potentially uncollectible assignment development costs based on franchisee credit evaluations, historical experience and other pertinent information.

Goodwill and Identified Intangible Assets

Acquisitions are accounted for under the “purchase method” whereby acquired tangible and intangible assets and assumed liabilities are recorded at fair value.  Identified intangible assets are amortized over their estimated useful lives.

Goodwill is not amortized; however, it is subject to annual impairment testing.

To test goodwill for impairment, the carrying amount of the net assets of each “reporting unit” is compared to the fair value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying amount, no additional testing is required.  However, if the fair value of the reporting unit is less than its carrying amount, then the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit, including an amount for any “implied” goodwill.  If implied goodwill exceeds the net carrying amount of goodwill, no impairment loss is recorded.  Otherwise, an impairment loss is recognized for the difference.

We determine fair value of the reporting unit using a discounted cash flow approach, which requires management to make assumptions and estimates of future cash flows of the reporting unit, the appropriate discount rate and a terminal value of the reporting unit.  The discount rate used for each reporting unit is determined by assessing the appropriate risk level of the cash flows of the respective reporting units and adjusting the risk-free rate by a factor dependent upon this risk assessment.  The terminal period cash flow of the respective reporting units is based upon assigning a multiple of earnings before income taxes, depreciation and amortization (“EBITDA”) consistent with companies of similar size and industry in which each of the units operates.  With the exception of the impairment charge recorded in connection with the transitional test for goodwill impairment in 2002, no impairment charges have been recognized during the years ended December 31, 2004, 2003 and 2002.

Impairment of Long-lived Assets, Other Than Goodwill

We review long-lived assets, including identified intangible assets, for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 requires companies to test long-lived assets when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  Recoverability is assessed based on the carrying value of an asset and its fair value, which is generally determined by the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposal of the asset in question.  If the fair value is less than the asset’s carrying value, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  We have not recognized any impairment losses on long-lived assets, including identified intangible assets, during each of the three years ended December 31, 2004, 2003 and 2002.

Stock Options

We measure compensation cost for stock options issued to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  Under APB 25, when the exercise price of the Company’s stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized.  The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transitions and Disclosure, an amendment to FASB Statement No. 123 (“SFAS 148”).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  Under SFAS 123R, the cost of share-based payment awards should be recognized through earnings based on the fair value of the award on the grant date and the estimated number of awards expected to vest.  SFAS 123R requires this cost to be recognized over the expected vesting period.  The provisions of SFAS 123R will become effective for the Company beginning January 1, 2006.  SFAS 123R allows public companies to select from two alternative transition methods when adopting SFAS 123R, the modified prospective application or the modified retrospective application.  Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the effective date.  Under the modified retrospective application, the provisions of SFAS 123R may be applied to (i) all awards granted, modified or settled in cash in fiscal years in which SFAS 123 was effective (years beginning after December 15, 1994) or (ii) only interim periods in the year of adoption unless the effective date of SFAS 123R coincides with a company’s fiscal year.  At this time, we have not determined the impact of SFAS 123R on our financial statements, nor have we decided which transition method to use.

RESULTS OF OPERATIONS

Revenues

Consolidated revenues for the year ended December 31, 2004 increased $38,508, or 41% to $132,940 compared to revenues of $94,432 for the year ended December 31, 2003.  Consolidated revenues for the year ended December 31, 2003 increased $21,729, or 30% to $94,432 compared to revenues of $72,703 for the year ended December 31, 2002.  Revenues by segment were as follows:

	For the year ended December 31,
	2004	2003	2002

Employer Cost Containment and Health Services	$121,335	$84,598	$64,460
Educational Services	11,605	9,834	8,243
Total revenues	$132,940	$94,432	$72,703

Revenues from the Employer Cost Containment and Health Services segment for the year ended December 31, 2004 increased $36,737, or 43% to $121,335 compared to $84,598 reported for 2003. The increase was primarily driven by the acquisition of Octagon in October 2003.  The operations of Octagon were included in our 2003 results only for the three months following the acquisition whereas, in 2004, the operations of Octagon were included for the entire year.  The inclusion of Octagon for twelve months in 2004 compared to only three months in 2003 resulted in additional revenue of $33,918.

Revenues from the Employer Cost Containment and Health Services segment for the year ended December 31, 2003 increased $20,138, or 31% to $84,598 compared to $64,460 reported for 2002.  This increase resulted from revenues from Octagon of $9,459 for the three months following its acquisition in October 2003, additional revenue of $3,714 due to a full year of revenue from Barron, which was acquired in October 2002, and additional revenue of $4,045 from new contracts entered into in late 2002 and early 2003.

Revenues from the Educational Services segment for the year ended December 31, 2004 increased $1,771, or 18% to $11,605 compared to $9,834 for the same period last year.  Royalty revenues for 2004 increased $1,357, or 17% compared to 2003 due to higher same school revenue, a full year contribution from schools opened in 2003 and the opening of seven additional schools during 2004.  At December 31, 2004, there were 125 schools opened compared to 118 schools at December 31, 2003.  Assignment revenue increased $220 as there were 16 property sale closings with franchisees during 2004 compared to five in 2003, and Company-owned school revenues increased $293 due to increasing enrollment as the school becomes established.  These increases were partially offset by lower franchise fees of $309 as seven new schools were opened during 2004 compared to 13 openings in 2003.

Revenues from the Educational Services segment for the year ended December 31, 2003 increased $1,591, or 19% to $9,834 compared to $8,243 for 2002.  This increase was primarily attributable to an increase in royalty revenue of $1,166, or 17% compared to the prior year, due to same school revenue increases and the revenue contributions made by the 13 new schools opened since December 31, 2002.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expense (“SG&A”) for the year ended December 31, 2004 increased $34,676, or 44% to $114,315 compared to SG&A of $79,639 for 2003.  Consolidated SG&A for the year ended December 31, 2003 increased $22,160, or 39% compared to SG&A of $57,479 for 2002.  SG&A by segment was as follows:

	For the year ended December 31,
	2004	2003	2002

Employer Cost Containment and Health Services	$104,006	$71,709	$51,601
Educational Services	5,980	5,267	4,026
Total segment SG&A	109,986	76,976	55,627
Corporate	2,779	1,263	579
Management advisory fee to Capital Partners	1,550	1,400	1,273
Total SG&A	$114,315	$79,639	$57,479

SG&A expenses in the Employer Cost Containment and Health Services segment increased $32,297, or 45% to $104,006 for the year ended December 31, 2004 compared to $71,709 for 2003.  SG&A increased $30,405 as Octagon was included for twelve months in 2004 compared to only the last three months in 2003 following its acquisition.  Also, for the year ended December 31, 2004, SG&A expense included $900 for the Supplemental Procedures and the Investigation and higher audit fees of $892.

SG&A expenses in the Employer Cost Containment and Health Services segment increased $20,108, or 39% to $71,709 for the year ended December 31, 2003, compared to $51,601 for 2002.  The increase was primarily due to expenses of $8,073 for Octagon for three months during 2003, additional expenses of $3,712 directly associated with the Barron operation acquired in October 2002 and additional personnel expenses necessary to service the new contracts entered into in late 2002 and early 2003.

SG&A expenses in the Educational Services segment increased $713, or 14% to $5,980 for the year ended December 31, 2004 compared to $5,267 for 2003.  This increase was primarily attributable to higher personnel costs due to increased headcount necessary to service the number of franchised schools and higher expenses in our Company-owned school as a result of increasing enrollment as the school matured.

SG&A expenses in the Educational Services segment increased $1,241, or 31% to $5,267 for the year ended December 31, 2003 compared to $4,026 for 2002.  The increase was primarily due to the closing of a Company-owned school in early 2002 and the opening of a new Company-owned school in January 2003.  Expenses of the Company-owned school closed in 2002 were $320 through the date it was closed (May 2002), whereas total expenses in 2003 associated with the start-up and operation of the new Company-owned school were $806.  Expenses also increased in 2003 due to increased headcount necessary to service the number of franchised schools.

SG&A expenses at our corporate headquarters increased $1,516, or 120% to $2,779 for the year ended December 31, 2004 compared to $1,263 for 2003.  This increase was mainly due to an increase in audit fees, legal fees, and the costs of the Special Committee.  Audit fees for corporate increased $850 due to an increase in the hourly billing rates of our accountants, additional work incurred for the lease accounting restatement, and other factors associated with the planning and execution of audit procedures.  Legal fees were $383 higher than last year mainly due to services pertaining to the review of strategic alternatives, the redemption of the Preferred Stock, the sale of Pumpkin, the settlement of the Possible Dreams bankruptcy and public filing requirements resulting from the offers to purchase the Company, the Supplemental Procedures and the Investigation and the late filing of our quarterly and annual reports.  The costs of the Special Committee in 2004 were $580 and include costs of an investment banking firm, independent legal counsel and fees paid to the Special Committee members.

SG&A expenses at our corporate headquarters increased $684, or 118% to $1,263 for the year ended December 31, 2003 compared to $579 in 2002.  This increase was primarily due to bad debt and severance expenses of $503 relating to the Possible Dreams bankruptcy and higher legal costs of $114.

Under the Company’s MAS Agreement with Capital Partners, the controlling stockholder of the Company, Capital Partners provides certain management advisory services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy.  Under the current MAS Agreement, we pay Capital Partners $1,550 per annum, subject to adjustment upon the occurrence of any unforeseen event.  Total management advisory fees included in SG&A were $1,550, $1,400 and $1,273 for the years ended December 31, 2004, 2003 and 2002, respectively.  In 2003, an investment banking fee of $150 was also paid to Capital Partners in connection with the Octagon acquisition.

Depreciation and Amortization Expense

Consolidated depreciation and amortization expense (“D&A”) increased by $1,329, or 54% to $3,780 for the year ended December 31, 2004 compared to $2,451 for 2003.  Consolidated D&A increased $174, or 8% for the year ended December 31, 2003 compared to $2,277 for 2002.  D&A by segment was as follows:

	For the year ended December 31,
	2004	2003	2002

Employer Cost Containment and Health Services	$3,214	$1,893	$1,699
Educational Services	537	558	578
Total segment D&A	3,751	2,451	2,277
Corporate	29	—	—
Total D&A	$3,780	$2,451	$2,277

D&A for the Employer Cost Containment and Health Services segment increased $1,321, or 70% to $3,214 for the year ended December 31, 2004 as compared to $1,893 for 2003.  This increase was primarily due to a full year of depreciation and amortization of fixed and intangible assets acquired as part of the Octagon acquisition.

D&A for the Employer Cost Containment and Health Services segment increased $194, or 11% for the year ended December 31, 2003 from $1,699 in 2002.  This was primarily due to depreciation and amortization of fixed and intangible assets acquired in the Octagon acquisition, partially offset by a decrease in depreciation and amortization expense as certain office furniture and equipment were fully depreciated by the end of 2002.

Interest Expense

Consolidated interest expense increased $2,786, or 178% to $4,351 for the year ended December 31, 2004 from $1,565 for 2003.  Consolidated interest expense decreased $2,068, or 57% in the year ended December 31, 2003 from $3,633 for 2002.

Borrowings under the WC Term Debt and WC Revolver (prior to their refinancing on March 31, 2005), the Primrose Revolver and the Credit Agreement are at variable rates (as described in “ – Liquidity and Capital Resources”). Borrowings under the $30,000 Note issued in January 2004 were at a stated fixed rate of 10.0% (effective interest rate of 10.8%, including financing costs).

WC seeks to mitigate its exposure to changes in variable rates through the use of interest rate swaps, which effectively convert variable rate debt to fixed rate debt.  WC has an interest rate swap agreement with a notional value of $8,500, under which it pays a fixed rate of 5.85% and receives a variable rate based one-month LIBOR, and an interest rate swap with a notional value of $10,000 under which it pays a fixed rate of 3.44% and receives a variable rate based on one-month LIBOR.  During 2004, WC borrowed under its then-existing senior term debt (“WC Term Debt”).  The borrowings bore interest at one-month LIBOR plus 1.75%.  The interest rate swaps effectively fix the borrowing rate on $18,500 of WC Term Debt to the weighted average fixed rate paid under the swaps of 4.5% plus 1.75%.    Interest expense by segment was as follows:

	For the year ended December 31,
	2004	2003	2002

Employer Cost Containment and Health Services	$1,789	$1,265	$2,067
Educational Services	139	300	1,566
Total segment interest expense	1,928	1,565	3,633
Corporate	2,423	—	—
Total interest expense	$4,351	$1,565	$3,633

Interest expense at the Employer Cost Containment and Health Services segment increased $524, or 41% to $1,789 for the year ended December 31, 2004 from $1,265 for 2003 due to the additional debt related to the Octagon acquisition.  Interest expense at the Employer Cost Containment and Health Services segment decreased $802, or 39% to

$1,265 for the year ended December 31, 2003 from $2,067 for 2002 due to lower debt levels for the first nine months of the year preceding the Octagon acquisition and as a result of scheduled term debt repayments and lower borrowing rates.

Interest expense at the Educational Services segment decreased $161, or 54% to $139 for the year ended December 31, 2004 from $300 for 2003 due to the repayment of debt during 2004.  Interest expense decreased $1,266, or 81% to $300 for the year ended December 31, 2003 from $1,566 for 2002.  In April 2002, the segment’s debt was refinanced.  As a result of the refinancing, additional interest expense of $860 was recorded to write off the remaining unamortized original issue discount and deferred financing costs associated with the debt.  Also, in connection with the refinancing, the Chairman of Security Capital issued a personal guaranty for a portion of the debt and received a guarantee fee of $170, which was recognized as interest expense in 2002.  The guaranty was terminated on December 31, 2002.

Interest expense at corporate was $2,423 for the year ended December 31, 2004 compared to no interest expense in 2003 due to the issuance of the Note.  The Note was issued to provide us with immediately available funds while we reviewed various alternative strategic uses for the proceeds.  The proceeds were held in a collateral account and were to be released once a use of the proceeds was approved by the lender.  The interest rate was initially 10% per annum, but was scheduled to increase to 16% on September 30, 2004.  The proceeds were not used and, because of the significant increase in the cost of the debt at September 30, 2004, and the availability of less expensive financing alternatives, we prepaid the Note without penalty prior to September 30, 2004.

Other Income, net

Other income, net for the years ended December 31, 2004, 2003 and 2002 was composed of the following:

	For the year ended December 31,
	2004	2003	2002

Interest income	$220	$84	$79
Warrant income	—	—	1,334
Unrealized gain (loss) on derivatives	401	245	(378)
Gain on sale of land	—	107	—
Loss on sale of marketable securities	—	(251)	—
Other income (expense)	31	—	(154)
Total other income, net	$652	$185	$881

The increase in interest income in the year ended December 31, 2004 compared to 2003 was due to interest earned on the proceeds from the Note held in escrow from January 2004 through September 2004.  The unrealized gain (loss) from derivatives resulted from changes in the fair value of our $8,500 notional value interest rate swap.  This swap has not been designated as a hedge for accounting purposes and, as a result, changes in the fair value of this swap are recorded as other income or expense.  The loss on marketable securities of $251 in 2003 was from the sale of securities acquired in the Octagon acquisition, and warrant income in 2002 of $1,334 was from the gain on the Primrose redemption of bank warrants.

Income Taxes

Income tax expense was $5,245, $4,617 and $4,114 for the years ended December 31, 2004, 2003 and 2002, respectively, representing an overall effective tax rate on continuing operations of 47.1%, 42.1% and 40.4%, respectively.  The increase in our effective tax rates in 2004 and 2003 was due to increased state taxes, mainly as a result of the acquisition of Octagon, which is located in California and subject to a high state tax rate, and state losses for which we receive no benefit.

The effective tax rate in 2004 benefited from state tax credits of approximately $330 earned by WC.  The impact of these credits had the effect of reducing our overall effective tax rate by 3.0%.  Additional state tax credits may be earned in the future; however, the application process to receive certain state tax credits is cumbersome and on a first-come, first-serve basis.  Accordingly, we cannot determine or estimate at this time the amount, if any, of state tax credits that will be received in the future.

While we believe that our tax return positions are fully supportable, we expect that certain positions could be challenged and that we may not be able to successfully defend our positions.  Accordingly, we establish certain reserves, including interest, for these items.  In the second quarter of 2005, the reserves established for certain positions taken on our 2001 tax return will be reversed as management believes these reserves are no longer necessary.  Accordingly, our tax provision for 2005 will be reduced by approximately $1,600 due to the reversal of these reserves.  The reversal of these reserves will not have an impact on 2005 cash flows.

Discontinued Operations

Discontinued operations include the results of Pumpkin and Possible Dreams as follows:

	For the year ended December 31,
	2004	2003	2002

Pumpkin	$(2,746)	$1,143	$1,761
Possible Dreams	1,516	(3,112)	312
Total (loss) income from discontinued operations	$(1,230)	$(1,969)	$2,073

On October 25, 2004, we consummated the sale of substantially all of the assets of Pumpkin to Rauch Industries, Inc. (“Rauch”) for $7,000, which was subject to a working capital adjustment. The working capital adjustment has been finalized, resulting in the Company’s receiving an additional payment from Rauch of $1,741.  The net loss from Pumpkin is composed of net income from operations of $1,182 and a net loss on the sale of $3,928.

On November 5, 2004, we entered into an agreement with the bankruptcy trustee for Possible Dreams to resolve all outstanding claims against the Company for $442.  As a result, an after-tax gain of $1,516 was recognized as we had established reserves for potential losses and the settlement amount was substantially less than our reserves.

Cumulative Effect of Change in Accounting Principle

During 2002, we completed the transitional test for impairment of goodwill using the two-step process prescribed by SFAS 142, and impairment was recognized in the former Seasonal Products segment.  The impairment charge of $3,402 (net of tax benefit) was reflected as the cumulative effect of a change in accounting principle as of January 1, 2002.

First Quarter 2005 Update

Due to the late filing of this Form 10-K, we do not anticipate filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 until July 29, 2005.  However, preliminary results for the first quarter of 2005 indicate that revenues will be up approximately $4,000, or 13% over the first quarter of 2004.  Revenues from the Employer Cost Containment and Health Services segment will be approximately $3,400, or 12% higher than the first quarter of 2004 and revenues from the Educational Services segment will be approximately $600, or 22% higher.  The growth in revenues in the Employer Cost Containment and Health Services segment is mainly due to growth at Octagon and to a lesser extent, the impact of 2004 acquisitions.  The growth in the Educational Services segment is due to higher royalties, franchise fees and real estate services fees.  Royalty fees increased approximately $200, or 10% in the first quarter of 2005 compared to the first quarter of 2004, primarily due to royalties from schools opened during 2004.  Franchise fees and real estate services fees in total increased approximately $350, as seven franchises were awarded in the first quarter of 2005 compared to none in the first quarter of 2004.

Net income for the quarter ended March 31, 2005 is estimated to be approximately $1,515 compared to income from continuing operations of $1,194 for the quarter ended March 31, 2004.  We compare 2005 net income to 2004 income from continuing operations because net income in 2004 included the results of our then-discontinued operations.  Due to the sale of Pumpkin and the settlement of the Possible Dreams bankruptcy in 2004, for 2005, we will no longer report discontinued operations.  Net income reported in the first quarter of 2004 was $622 and included a loss from discontinued operations of $572.  The estimated results for the quarter ended March 31, 2005 include approximately $2,100 of expenses incurred in connection with the Investigation, which concluded in March 2005.

The first quarter 2005 amounts above are preliminary and subject to change based on a more detailed review and analysis by management and the results of our first quarter review to be conducted by our independent registered public accounting firm.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004, net cash flows from operations was $17,632.  This represents an increase of $5,090, or 41% compared to 2003 net cash flows from operations of $12,542.  This increase was primarily due to an increase in unearned revenue of $4,168.  Unearned revenue at WC increased $2,897 in 2004 as a result of growth at Octagon and growth in the managed care operations.  WC enters into certain service contracts with terms of as much as one year and receives advance payments for services to be provided.   Similarly, unearned revenue at Primrose increased $1,271 as the number of prospective franchisees increased in 2004 compared to 2003.  Upon the signing of a franchise agreement, prospective franchisees pay a franchise fee and a real estate services fee for services to be provided by Primrose to the prospective franchisee up until the school receives its certificate of occupancy.

Net cash flow from operations of $12,542 for the year ended December 31, 2003 decreased $2,972, or 19% from $15,514 for 2002.  The decrease was due to lower operating income of $605, an increase in accounts receivable of $737, primarily due to Octagon, and an increase in other assets and assignment development costs totaling $879.

Net cash used in investing activities was $1,118, $15,970 and $5,190 for the years ended December 31, 2004, 2003 and 2002, respectively.  Cash of $3,841 and $1,801 was used in 2004 for capital expenditures and acquisitions, respectively.  These uses of cash were partially offset by net cash of $4,524 received from discontinued operations.  Cash used in 2003 was primarily due to the acquisition of Octagon for $14,893, net of cash and investments acquired.  Capital expenditures in 2004 increased compared to 2003 and 2002, primarily due to facilities expansion at Octagon in 2004.  Under our Credit Agreement (defined below), capital expenditures at WC cannot exceed $4,500 in 2005 and $2,500 in each fiscal year thereafter.  We currently have no commitments for capital expenditures.

Net cash of $15,671 was used in financing activities during 2004, primarily for the net repayment of debt of $9,960 and the redemption of all issued and outstanding shares of Preferred Stock for $5,000.  Net cash of $11,932 was provided by financing activities during 2003, primarily due to the debt proceeds to fund the Octagon acquisition partially offset by repayments of existing debt.  Finally, net cash of $11,851 was used in financing activities during 2002, primarily for the repayment of debt.

On March 31, 2005, pursuant to the terms of a stock purchase agreement, dated March 17, 2005, between Octagon and Continental Casualty Company, our majority owned subsidiary, Octagon, acquired 100% of the outstanding capital stock of Caronia , for $16,000 in cash, subject to a working capital adjustment.  Such working capital adjustment has not been finalized.

In connection with the Caronia acquisition, WC entered into a Second Amended and Restated Loan Agreement (the “Credit Agreement”).  The Credit Agreement provides WC with a $40,500 five-year, fully-amortizing term loan (the “Term Loan”) and an $8,000 revolving credit facility (“Amended WC Revolver”), which replaces the WC Revolver (defined below).  The Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option, and borrowings under the Amended WC Revolver bear interest at LIBOR plus 2% or Prime minus 0.5%, at the Company’s option.  Principal payments of $675 are due monthly beginning May 1, 2005, and additional principal payments are due each year, beginning on March 31, 2006, based on cash flow, as defined in the Credit Agreement, for the preceding fiscal year. The proceeds of the Term Loan were used to fund the Caronia acquisition and repay the WC Term Debt.

At December 31, 2004, WC maintained an $8,000 revolving line of credit (the “WC Revolver”), and Primrose maintained a $1,000 revolving line of credit (the “Primrose Revolver”).  The WC Revolver was replaced with the Amended WC Revolver on March 31, 2005.  There were no borrowings under the WC Revolver or the Primrose Revolver at December 31, 2004.  Management believes that cash flow from operations along with the available borrowing capacity under the Revolvers will be sufficient to fund our operations and service our debt for the next 12 to 24 months.

As a result of the transactional, financial and operational relationships between the CMI Companies and certain members of CMI Management, as previously described above, and the failure to obtain the lender’s prior written consent for certain acquisitions and other actions taken during 2004, WC was in default of certain covenants under the WC Revolver and the WC Term Debt.  WC had obtained a waiver from the lender for these events of default prior to the filing of its Form 10-Q for the quarter ended September 30, 2004.

The Term Loan and Amended WC Revolver contain restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio.  Borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the Company’s ownership in the subsidiary.  The Credit Agreement contains provisions that required WC to deliver audited financial statements for 2004 to the lender by the end of April and require WC to deliver monthly financial statements beginning April 2005.  WC has obtained a waiver from the lender until June 30, 2005 to deliver audited financial statements for 2004 and until August 31, 2005 to begin delivering monthly financial statements.  WC anticipates that it will provide the lender with its audited financial statements prior to June 30, 2005.

During April 2005, we received notification from certain employees of WC (“WC Shareholders”) that they wished to sell or convert to Company stock their minority shares in WC (“Shares”) and exercise their vested options (“Vested Options”) to purchase shares of WC stock and sell or convert them to Company stock.  Under the terms of the agreement governing these options, the per share value of WC stock is determined based on a formula stipulated in the agreement and the Company may settle these options in Company shares or cash, at its discretion.  The Company has provided the WC Shareholders with the per share value calculation and notified them that it intends to settle the Shares and Vested Options for cash.  The WC Shareholders have notified the Company that they do not agree with the per share value calculation.  In addition, with the recent announcement that the Board of Directors has approved a formal sale process of the Company, the WC Shareholders have notified us that they are considering amending or revoking their request to convert their Shares and Vested Options.  If we were to settle the Shares and Vested Options at the fair value per share determined by the Company, we would pay approximately $4,200 to $4,300 to the WC Shareholders.

Prior to the announcement of the formal sale process, Brian D. Fitzgerald, our Chairman of the Board, President and Chief Executive Officer and, through Capital Partners, the controlling person of our majority stockholder, CPI, had submitted an offer to acquire the stock that they do not control, at a price of $10.60 per share.  However, Mr. Fitzgerald and Capital Partners, who control approximately 81% of the stock, have declared their support for the formal sale process and have committed to sell the shares they control if appropriate value is achieved in the transaction.  As a declared seller in the formal sale process, Mr. Fitzgerald and Capital Partners have stated that they would not participate as a bidder in such process.  In addition to the Capital Partners Offer,  two other offers to acquire the entire company for $11.00 per share and $13.00 per share that have been submitted to the Special Committee.  The Special Committee has informed the bidders that their offers were being referred to UBS for consideration in the formal sales process.

Contractual Obligations

The table below shows our payments due under contractual obligations at December 31, 2004 for the periods indicated.

	Payments due by period
	Total	2005	2006-2007	2008-2009	Thereafter

Long-term debt	$24,929	$5,970	$13,067	$5,892	$—
Operating leases	32,824	6,527	11,291	5,894	9,112
Management fees	1,550	1,550	—	—	—
Total	$59,303	$14,047	$24,358	$11,786	$9,112

Operating lease amounts do not include sublease income of $218 in 2005 and $296 in 2006-2007.  The obligation for management fees is the amount due to Capital Partners under the MAS Agreement.  The MAS Agreement is effective for the calendar year and is automatically renewed on December 31 unless either party gives at least 60 days’ prior written notice to the other.  Unless both parties decide to amend the MAS Agreement, the Agreement would renew under its then-existing terms.  Although the MAS Agreement will be revisited in the course of the formal sales process for the Company, neither the Company nor Capital Partners has any immediate plans to rescind or materially change the terms of the Agreement.  The obligations for long-term debt represent the minimum required principal repayments for the long-term debt outstanding at December 31, 2004.

As previously mentioned, on March 31, 2005, WC entered into the Credit Agreement and used a portion of the proceeds to fund the Caronia acquisition and the remainder of the proceeds to refinance existing debt.  Under the Credit Agreement, principal payments of $675 are due each month beginning May 1, 2005.  Also, additional principal payments are due each year, beginning on March 31, 2006, based on cash flow of WC, as defined in the Credit Agreement, for the preceding fiscal year.  Accordingly, principal payments required under the Credit Agreement presented in the table below do not include any additional principal payments that may be due based on the cash flows of WC as as we cannot, at this time, estimate the amount, if any, that may be required.

	Payments due by period
	Total	2005	2006-2007	2008-2009	Thereafter

Long-term debt	$40,500	$5,400	$16,200	$16,200	$2,700

QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of operating results by quarter.  The information presented below for the first three quarters of 2004 and the four quarters of 2003 has been restated to reflect the impact of the restatement for lease accounting.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	TOTAL
	(as restated)	(as restated)	(as restated)
2004:
Total revenues	$30,884	$32,305	$33,446	$36,305	$132,940
Income from continuing operations (1) (2)	1,194	1,157	1,185	927	4,463
(Loss) income from discontinued operations, net (3)	(572)	(247)	(1,960)	1,549	(1,230)
Net income (loss)	622	910	(775)	2,476	3,233
Income (loss) available to common stockholders (4)	503	777	(1,798)	2,476	1,958
Basic earnings per common share from continuing operations	$0.17	$0.16	$0.02	$0.14	$0.49
Diluted earnings per common share from continuing operations	$0.15	$0.14	$0.01	$0.13	$0.43
Basic earnings (loss) per common share	$0.08	$0.12	$(0.28)	$0.38	$0.30
Diluted earnings (loss) per common share	$0.06	$0.10	$(0.29)	$0.36	$0.26

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	TOTAL
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)

2003:
Total revenues	$20,347	$20,590	$21,587	$31,908	$94,432
Income from continuing operations	1,366	1,145	1,073	1,674	5,258
(Loss) income from discontinued operations, net	(1,005)	(824)	153	(293)	(1,969)
Net income	361	322	1,226	1,380	3,289
Income available to common stockholders	252	210	1,110	1,260	2,832
Basic earnings per common share from continuing operations	$0.19	$0.16	$0.15	$0.24	$0.74
Diluted earnings per common share from continuing operations	$0.18	$0.15	$0.12	$0.22	$0.68
Basic earnings per common share	$0.04	$0.03	$0.17	$0.20	$0.43
Diluted earnings per common share	$0.02	$0.02	$0.14	$0.18	$0.37

*Basic and diluted EPS for each quarter is calculated based on the weighted average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is calculated based on the weighted average number of shares outstanding for the year.  As a result, the sum of the four quarters’ EPS may not equal the full-year EPS.

(1)          The third and fourth quarter of 2004 includes expenses of the Special Committee of $312 and $215, respectively.  The fourth quarter also includes expenses of $900 related to the Supplemental Procedures and the Investigation.

(2)          Includes interest expense on the Note of $866, $987 and $570 for the first, second and third quarters of 2004, respectively.

(3)          The third quarter of 2004 includes a charge of $4,020 relating to the estimated loss on the sale of Pumpkin and the fourth quarter of 2004 includes a gain of $1,516 on the Possible Dreams settlement.

(4)          The Preferred Stock was redeemed in October 2004, and the third quarter includes accelerated accretion of $1,023 to increase the carrying value of the Preferred Stock to its redemption value.  For the full year, Preferred Stock accretion was $1,275 compared to $457 for 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Market risks relating to our operations result primarily from changes in the U.S. Prime interest rate or LIBOR.  Our interest rate risk management objective is to lower our overall borrowing costs and to mitigate the impact of changing interest rates on our net income and cash flows.  We seek to achieve our objective primarily through the use of interest rate swap agreements, which effectively convert variable rate debt to fixed rate debt.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Expense” above for a discussion of our interest rate swaps.  We do not utilize interest rate swaps or other derivative financial instruments for trading or speculative purposes.

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

Market Risk Sensitive Instruments

Borrowings under the WC Term Debt and WC Revolver (prior to their refinancing on March 31, 2005), the Primrose Revolver and the Credit Agreement are at variable rates.  Also, in 2004, borrowings under the Note were at a stated fixed rate of 10.0% (effective interest rate of 10.8%, including financing costs).  The weighted average borrowing rates for the years ended December 31, 2004 and 2003, including the effect of the interest rate swaps, was 10.2% and 6.3%, respectively.  The increase in the weighted average borrowing rate in 2004 was due to fixed interest paid on the Note.  Assuming a one percentage point increase in our weighted average borrowing rate, interest expense would have been higher by $162 and $263 for the years ended December 31, 2004 and 2003, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements for each of the three years in the period ended December 31, 2004 to correct its accounting for leases and leasehold improvements.

/s/ Ernst & Young LLP

Stamford, Connecticut
June 10, 2005

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share and per share amounts)	2004	2003
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$12,488	$11,645
Restricted cash	373	117
Accounts receivable, net	18,340	15,496
Assignment and development costs, net	1,548	972
Deferred income taxes	2,681	1,618
Other current assets	1,345	1,543
Current assets of discontinued operations	—	4,425
Total current assets	36,775	35,816
Property and equipment, net	6,036	4,283
Goodwill, net	59,041	59,284
Identified intangible assets, net	12,563	13,271
Deferred income taxes	1,358	3,137
Long-lived assets of discontinued operations	—	7,044
Other assets	862	1,015
Total assets	$116,635	$123,850
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,363	$2,859
Accrued expenses and other liabilities	9,899	10,288
Income taxes payable	8,191	8,229
Unearned revenue	24,566	20,263
Current portion of long-term debt	5,970	9,031
Current liabilities of discontinued operations	—	2,678
Total current liabilities	53,989	53,348
Long-term debt	18,959	25,858
Other long-term obligations	2,297	1,271
Long-term liabilities of discontinued operations	—	312
Losses in excess of investment in Possible Dreams	—	1,401
Minority interests	6,023	4,585
Redeemable convertible preferred stock, $.01 par value, 2,500,000 shares authorized; 0 and 500,000 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	3,725
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 7,500 shares authorized; 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized; 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	64,395	65,670
Accumulated deficit	(29,067)	(32,300)
Accumulated other comprehensive income	59	—
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	35,367	33,350
Total liabilities and stockholders’ equity	$116,635	$123,850

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
		(as restated)	(as restated)
Revenues:
Employer cost containment and health services	$121,335	$84,598	$64,460
Educational services	11,605	9,834	8,243
Total revenues	132,940	94,432	72,703
Selling, general and administrative expenses	114,315	79,639	57,479
Depreciation and amortization	3,780	2,451	2,277
Operating income	14,845	12,342	12,947
Interest expense	(4,351)	(1,565)	(3,633)
Other income, net	652	185	881
Income from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	11,146	10,962	10,195
Income tax expense	(5,245)	(4,617)	(4,114)
Minority interest in income of consolidated subsidiaries	(1,438)	(1,087)	(1,023)
Income from continuing operations before cumulative effect of change in accounting principle	4,463	5,258	5,058
(Loss) income from discontinued operations (net of income tax expense of $162, $2,351, and $660 in 2004, 2003 and 2002, respectively)	(1,230)	(1,969)	2,073
Income before cumulative effect of change in accounting principle	3,233	3,289	7,131
Cumulative effect of a change in accounting principle (net of income tax benefit of $2,420)	—	—	(3,402)
Net income	3,233	3,289	3,729
Less preferred stock accretion	(1,275)	(457)	(401)
Income available to common stockholders	$1,958	$2,832	$3,328

Net income	$3,233	$3,289	$3,729
Unrealized gain on interest rate swap, net of taxes and minority interest of $51 and $14, respectively	59	—	—
Comprehensive income	$3,292	$3,289	$3,729

Basic earning per common share:
Earnings from continuing operations	$0.49	$0.74	$0.72
(Loss) earnings from discontinued operations	(0.19)	(0.31)	0.32
Cumulative effect of change in accounting principle	—	—	(0.52)
Basic earnings per common share available to common stockholders	$0.30	$0.43	$0.52

Diluted earnings per common share:
Earnings from continuing operations	$0.43	$0.68	$0.66
(Loss) earnings from discontinued operations	(0.17)	(0.31)	0.29
Cumulative effect of change in accounting principle	—	—	(0.48)
Diluted earnings per common share available to common stockholders	$0.26	$0.37	$0.47

Basic weighted average shares used in computation	6,451	6,451	6,451

Diluted weighted average shares used in computation	6,598	6,536	7,133

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)	Number of Shares Outstanding*	Common Stock*	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2001	6,450,967	$65	$66,528	$(39,223)	$—	$(85)	$27,285
Effect on accumulated deficit from restatement of prior years’ financial statements	—	—	—	(95)	—	—	(95)
Restated balance, December 31, 2001	6,450,967	65	66,528	(39,318)	—	(85)	27,190

Net income - restated	—	—	—	3,729	—	—	3,729
Preferred stock accretion	—	—	(401)	—	—		(401)
Balance, December 31, 2002	6,450,967	65	66,127	(35,589)	—	(85)	30,518

Net income - restated	—	—	—	3,289	—	—	3,289
Preferred stock accretion	—	—	(457)	—	—	—	(457)
Balance, December 31, 2003	6,450,967	65	65,670	(32,300)	—	(85)	33,350

Net income	—	—	—	3,233	—	—	3,233
Preferred stock accretion	—	—	(1,275)	—	—	—	(1,275)
Change in fair value of derivatives qualifying as cash flow hedges, net of taxes and minority interest of $51 and $14, respectively	—	—	—	—	59	—	59
Balance, December 31, 2004	6,450,967	$65	$64,395	$(29,067)	$59	$(85)	$35,367

*Includes both Common Stock and Class A Common Stock

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(amounts in thousands)	2004	2003	2002
		(as restated)	(as restated)
Cash flows from operating activities:
Income from continuing operations	$4,463	$5,258	$5,058
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Gain on sale of Texas land	—	(107)	—
Loss on sale of marketable securities	—	251	—
Deferred income taxes	779	668	106
Warrant income	—	—	220
Amortization	1,774	811	512
Depreciation	2,006	1,640	1,765
Amortization of deferred financing costs	951	256	1,312
Minority interest in income of consolidated subsidiaries	1,438	1,087	1,376
Allowances for doubtful accounts receivable and assignment development costs	800	713	481
Unrealized (gain) loss on derivative	(401)	(245)	378
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,191)	(3,135)	(2,397)
Decrease (increase) in other assets	293	(455)	290
Increase in assignment development costs	(774)	(602)	(468)
Increase in unearned revenue	4,168	853	1,281
Increase in accounts payable, accrued expenses and other liabilities	5,326	5,549	5,600
Net cash provided by operating activities of continuing operations	17,632	12,542	15,514

Cash flows from investing activities:
Capital expenditures	(3,841)	(1,538)	(1,807)
Proceeds on sale of Texas land	—	107	—
Net cash received from discontinued operations	4,524	354	—
Proceeds on sale of investments—Octagon	—	11,402	—
Acquisitions (net of acquired cash of $4,374 in 2003)	(1,801)	(26,295)	(3,383)
Net cash used in investing activities of continuing operations	(1,118)	(15,970)	(5,190)

Cash flows from financing activities:
Proceeds from long-term borrowings	30,000	18,978	4,240
Repayments of long-term borrowings and capital leases	(39,960)	(6,156)	(14,613)
Repurchase of warrants	—	—	(1,554)
Redemption of preferred stock	(5,000)	—	—
Deferred financing costs incurred	(711)	(3)	(212)
Proceeds from lines of credit	16,507	28,051	24,478
Repayment of lines of credit	(16,507)	(28,938)	(24,190)
Net cash (used in) provided by financing activities of continuing operations	(15,671)	11,932	(11,851)
Increase (decrease) in cash and cash equivalents	843	8,504	(1,527)
Cash and cash equivalents, beginning of year	11,645	3,141	4,668
Cash and cash equivalents, end of year	$12,488	$11,645	$3,141

Interest paid	$3,504	$1,926	$3,479

Income taxes paid	$4,343	$709	$498

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(Amounts in thousands, except share and per share amounts, unless otherwise noted)

1.                                      Organization and Description of Business

Security Capital Corporation (“Security Capital”, “Company”, “we”, “us” and “our”) operates as a holding company that actively participates in the management of its subsidiaries.  At December 31, 2004, we operated two subsidiaries, WC Holdings, Inc. (“WC”) and Primrose Holdings, Inc. (“Primrose”).  WC is an 80%-owned subsidiary that provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  WC’s activities are primarily centered in California, Ohio, Virginia, Maryland, Texas, Michigan, Florida, Washington and Minnesota.  Primrose is a 98.5%-owned subsidiary involved in the franchising of educational childcare centers, with related activities in real estate consulting and site selection services. At December 31, 2004, Primrose schools are located in the Southeast, Southwest and Midwest.

Pumpkin Masters Holdings, Inc. (“Pumpkin”) was a wholly owned subsidiary engaged in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories throughout the United States and in Canada.  During the fourth quarter of 2003, we committed to a plan to sell the operations of Pumpkin and, accordingly, for all periods presented, the net assets and results of operations of Pumpkin were reported as a discontinued operation.  As discussed in Note 7, we sold the assets of Pumpkin in October 2004.

P.D. Holdings, Inc. (“Possible Dreams”) was a 75%-owned subsidiary that formerly operated as a designer, importer and distributor of giftware and collectible figurines.  In October 2003, Possible Dreams filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, at which time we no longer had control over this subsidiary and, therefore, excluded the accounts of Possible Dreams from our consolidated financial statements.  For the periods prior to the bankruptcy filing, Possible Dreams was reported as a discontinued operation.  As discussed in Note 7, we settled all outstanding claims against the Company with the bankruptcy Trustee in November 2004.

We had two reportable operating segments at December 31, 2004.  The Employer Cost Containment and Health Services segment consists of WC, and the Educational Services segment consists of Primrose.  See Note 19 for further details regarding our reportable operating segments.

2.                                      Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements

In February 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain lease accounting issues and their application under Statement of Financial Accounting Standards No. 13, Accounting for Leases and other authoritative pronouncements (“SFAS 13”).  In light of this letter, management initiated a review of our accounting for leases and leasehold improvements and determined that our then-current accounting practices for leases and leasehold improvements were incorrect in our Employer Cost Containment and Health Services segment and at our corporate headquarters.  Accordingly, management conducted an in-depth review of the Company’s lease accounting to determine the magnitude of the potential error on the financial statements.  Based on the results of our review, we determined that our previously issued financial statements at December 31, 2003 and for the years ended December 31, 2003 and 2002 should no longer be relied upon and should therefore be restated.

The incorrect application of SFAS 13 related to the way we accounted for periods of “free-rent”, or rent holidays, contractual increases in the minimum rental payments and lease incentives.  The effect of the restatement was to decrease each of consolidated income from continuing operations, net income and income available to common stockholders by $94 and $65 for the years ended December 31, 2003 and 2002, respectively, and earnings per diluted share available to common stockholders by $0.01 and $0.00, respectively.  The impact of the restatement also affected our 2001 earnings and has been reflected as a $95 increase to accumulated deficit as of December 31, 2001 in the accompanying consolidated statements of stockholders’ equity.  The restatement had no impact on net revenue or cash flows

The following is a summary of the effects of the restatement on our consolidated statements of income for the years ended December 31, 2003 and 2002 and on our consolidated balance sheet at December 31, 2003.

	Year ended December 31, 2003
	As previously reported	Lease adjustments	As restated

Revenues:
Employer cost containment and health services	$84,598	$—	$84,598
Educational services	9,834	—	9,834
Total revenues	94,432	—	94,432
Selling, general and administrative expenses	79,459	180	79,639
Depreciation and amortization	2,441	10	2,451
Operating income	12,532	(190)	12,342
Interest expense	(1,565)	—	(1,565)
Other income, net	185	—	185
Income from continuing operations before income taxes and minority interests	11,152	(190)	10,962
Income tax expense	(4,693)	76	(4,617)
Minority interest in income of consolidated subsidiaries	(1,107)	20	(1,087)
Income from continuing operations	5,352	(94)	5,258
Loss from discontinued operations (net of income tax expense $2,351)	(1,969)	—	(1,969)
Net income	3,383	(94)	3,289
Less preferred stock accretion	(457)	—	(457)
Income available to common stockholders	$2,926	$(94)	$2,832

Basic earning per common share:
Earnings from continuing operations	$0.76	$(0.02)	$0.74
Loss from discontinued operations	(0.31)	—	(0.31)
Basic earnings per common share available to common stockholders	$0.45	$(0.02)	$0.43

Diluted earnings per common share:
Earnings from continuing operations	$0.69	$(0.01)	$0.68
Loss from discontinued operations	(0.31)	—	(0.31)
Diluted earnings per common share available to common stockholders	$0.38	$(0.01)	$0.37

	Year ended December 31, 2002
	As previously reported	Lease adjustments	As restated

Revenues:
Employer cost containment and health services	$64,460	$—	$64,460
Educational services	8,243	—	8,243
Total revenues	72,703	—	72,703
Selling, general and administrative expenses	57,352	127	57,479
Depreciation and amortization	2,267	10	2,277
Operating income	13,084	(137)	12,947
Interest expense	(3,633)	—	(3,633)
Other income, net	881	—	881
Income from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	10,332	(137)	10,195
Income tax expense	(4,169)	55	(4,114)
Minority interest in income of consolidated subsidiaries	(1,040)	17	(1,023)
Income from continuing operations before cumulative effect of change in accounting principle	5,123	(65)	5,058
Income from discontinued operations (net of income tax expense $660)	2,073	—	2,073
Income before cumulative effect of change in accounting principle	7,196	(65)	7,131
Cumulative effect of change in accounting principle (net of tax benefit of $2,420)	(3,402)	—	(3,402)
Net income	3,794	(65)	3,729
Less preferred stock accretion	(401)	—	(401)
Income available to common stockholders	$3,393	$(65)	$3,328

Basic earning per common share:
Earnings from continuing operations	$0.73	$(0.01)	$0.72
Earnings from discontinued operations	0.32	—	0.32
Cumulative effect of change in accounting principle	(0.52)	—	(0.52)
Basic earnings per common share available to common stockholders	$0.53	$(0.01)	$0.52

Diluted earnings per common share:
Earnings from continuing operations	$0.66	$—	$0.66
Earnings from discontinued operations	0.29	—	0.29
Cumulative effect of change in accounting principle	(0.48)	—	(0.48)
Diluted earnings per common share available to common stockholders	$0.47	$—	$0.47

	December 31, 2003
	As previously reported	Lease adjustments	As restated

ASSETS
Current assets:
Cash and cash equivalents	$11,645	$—	$11,645
Restricted cash	117	—	117
Accounts receivable, net	15,496	—	15,496
Assignment and development costs, net	972	—	972
Deferred income taxes	1,618	—	1,618
Other current assets	1,543	—	1,543
Current assets of discontinued operations	4,425	—	4,425
Total current assets	35,816	—	35,816
Property and equipment, net	4,196	87	4,283
Goodwill, net	59,284	—	59,284
Identified intangible assets, net	13,271	—	13,271
Deferred income taxes	2,928	209	3,137
Long-lived assets of discontinued operations	7,044	—	7,044
Other assets	1,015	—	1,015
Total assets	$123,554	$296	$123,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,859	$—	$2,859
Accrued expenses and other liabilities	10,288	—	10,288
Income taxes payable	8,229	—	8,229
Unearned revenue	20,263	—	20,263
Current portion of long-term debt	9,031	—	9,031
Current liabilities of discontinued operations	2,678	—	2,678
Total current liabilities	53,348	—	53,348
Long-term debt	25,858	—	25,858
Other long-term obligations	662	609	1,271
Long-term liabilities of discontinued operations	312	—	312
Losses in excess of investment in Possible Dreams	1,401	—	1,401
Minority interests	4,644	(59)	4,585
Redeemable convertible preferred stock	3,725	—	3,725

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 7,500 shares authorized; 380 shares issued and outstanding	—	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized; 6,458,309 shares issued, 6,450,587 shares outstanding	65	—	65
Additional paid-in capital	65,670	—	65,670
Accumulated deficit	(32,046)	(254)	(32,300)
Accumulated other comprehensive income	—	—	—
Less: treasury stock, at cost, 7,722 shares	(85)	—	(85)
Total stockholders’ equity	33,604	(254)	33,350
Total liabilities and stockholders’ equity	$123,554	$296	$123,850

3.                                      Internal Independent Investigation Into Potential Related-Party Transactions and Conflicts of Interest

In July 2004, the Company discovered that CompManagement, Inc. (“CMI”) and CompManagement Health Systems, Inc. (“CHS”, and collectively with CMI, the “CMI Companies”), wholly owned subsidiaries of WC, may have engaged in potential related-party transactions with an entity that was controlled by certain officers of the CMI Companies (“CMI Management”).  Management of the Company (“SCC Management”) immediately notified the Company’s Audit Committee of these potential related-party transactions and resulting conflicts of interest and launched a review of the matter by making additional inquiries and performing supplemental procedures (the “Supplemental Procedures”).  The Supplemental Procedures, which were conducted through October 2004, revealed that certain members of CMI Management owned, operated and controlled two entities that had certain unauthorized and undisclosed transactional, operational and financial relationships with the CMI Companies.  The Supplemental Procedures also revealed that the unauthorized and undisclosed transactional, operational and financial relationships with the CMI Companies resulted in conflicts of interest, but no fraud or financial impropriety that would indicate the Company’s historical financial statements were misstated.  CMI Management had either previously divested its controlling interest or, as a result of the Supplemental Procedures, divested its controlling interest in each of these entities.

In November 2004, the Company’s Audit Committee initiated an internal independent investigation (the “Investigation”) into the above-described related-party transactions and conflicts of interest designed to investigate those matters previously discovered by SCC Management, to search for other instances of potential related-party transactions or conflicts of interest and to determine the impact, if any, of such matters on the Company’s previously issued financial statements.  To assist in the Investigation, the Audit Committee retained independent legal counsel and forensic accounting experts.

The Investigation uncovered a third entity controlled by CMI Management that engaged in related-party transactions with the CMI Companies.  CMI Management had previously divested its controlling interest in this entity.  The Investigation also confirmed the findings of the Supplemental Procedures that there were no instances of fraud or financial impropriety that would indicate the Company’s historical financial statements were misstated.  The Investigation did reveal, however, that, in some instances, these related-party entities used the personnel, office space and equipment of the CMI Companies.

As a result of the findings of the Investigation, and upon the recommendation of the Company’s Audit Committee, the CEO and CFO/General Counsel of the CMI Companies were terminated for cause.  The Company has implemented enhanced controls and procedures related to the identification and reporting of related-party transactions and conflicts of interest.

The Investigation was completed in March 2005.  The total cost of the Supplemental Procedures and Investigation was $3,000.  Approximately $900 of these costs was recorded in the fourth quarter of 2004.  The remaining costs were recorded in the first quarter of 2005.  Apart from these costs, we do not believe that the issues uncovered are material to our financial condition, results of operations or cash flows.

4.                                      Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Security Capital and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  All intercompany balances have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.  Significant estimates include an allowance for doubtful accounts, allowance for uncollectible assignment development costs, bankruptcy accruals, reserves for contingencies, the utilization of carry forward tax benefits, the determination of fair value and economic lives of intangible assets, the estimates and assumptions inherent in our goodwill impairment testing procedures and the allocation of the purchase price of an acquisition to the fair value of tangible and intangible assets acquired and liabilities assumed.

Revenue Recognition

Revenues for the Employer Cost Containment and Health Services segment are derived from third-party administrative services, self-insured plan administrator services, consulting services, group rating services and managed care administration services.  Revenues from third-party administrative services, self-insured plan administrator services, consulting services and group rating services are recorded based on the terms and duration of the related contracts.  Cash received in advance of services being provided is initially deferred and recognized as revenue on a pro rata basis over the related contract periods, which typically ranges between three and twelve months.  Revenues from managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the Ohio Bureau of Workers’ Compensation (“OBWC”).  In addition, certain contracts provide for an incentive or bonus award based on certain criteria stipulated in the contracts.  Revenues from incentive or bonus awards are recognized when they are earned and collectibility is reasonably assured.

Revenues from the Educational Services segment are composed of royalties, franchising fees, assignment fees, transfer fees, real estate services fees, forfeiture fees and tuition fees.  Royalties are received from franchisees based on a percentage of the school’s monthly revenue and includes fees for corporate services provided to franchisees.  Royalty revenue is recorded in the month earned and typically collected in the subsequent month.  Franchising fees are received when a franchise agreement is signed with a franchisee and recognized as revenue when the school receives its certificate of occupancy, which is generally concurrent with the commencement of operations.  Assignment fees are received for pre-development services, such as site identification and the preparation for the construction of the school, including applying for and obtaining all required building and zoning permits.  Assignment fees are recognized upon the sale of the property to the franchisee.  Real estate services fees are received for consulting services related to architectural and engineering design services provided to the franchisee during the construction of the school.  These fees are received when the franchise agreement is signed with a franchisee and recognized when the school receives its certificate of occupancy.  Transfer fees are received and earned upon the sale of an existing franchise to another franchisee.  Forfeiture fees include fees applicable to the termination of franchise agreements or for the expiration of option agreements.  Tuition fees are earned at the Company-owned school and are generally billed weekly for services to be provided in the following week.  All fees received in advance of the services being provided are initially deferred.

Primrose will occasionally provide existing franchisees an option to purchase a franchise in a designated geographical area for a stated period of time (typically six to twelve months) for which Primrose receives a fee.  This fee is initially deferred when received.  When the option is exercised, the option fee is credited against the amount of the franchise fee and recognized as revenue when the school receives its certificate of occupancy.  If the option expires, the fee is recognized as a forfeiture fee.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  All cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash includes amounts collected from franchisees for advertising and development costs.  The agreements with franchisees allow Primrose to collect up to 2% of the franchisees’ monthly gross revenue for advertising and development costs.  The amounts received are held in a restricted account and Primrose is obligated to spend the funds in accordance with terms of the franchisee agreements.  A corresponding liability has been recorded in accrued expenses and other liabilities.

Receivables

Receivables are composed primarily of amounts due for contract services provided by WC and royalty payments due to Primrose from franchisees.  We establish an allowance for doubtful accounts based on customer credit evaluations, collection history and other pertinent information. Receivables are generally not collateralized.

A summary of the changes in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Balance at beginning of year	$807	$458	$224
Provisions	602	610	244
Deductions	(294)	(261)	(10)
Balance at end of year	$1,115	$807	$458

Assignment Development Costs

Assignment development costs are recoverable costs incurred on behalf of future franchisees that have executed assignment agreements with Primrose for pre-development services, such as site identification and the preparation for the construction of the school, including applying for and obtaining all required building and zoning permits.  These costs are reimbursed by the franchisee upon the purchase of the property by the franchisee.  A reserve is established for potentially uncollectible assignment development costs based on franchisee credit evaluations, historical experience and other pertinent information.

A summary of the changes in the allowance for uncollectible assignment development costs for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Balance at beginning of year	$192	$200	$64
Provisions	198	103	237
Deductions	(54)	(111)	(101)
Balance at end of year	$336	$192	$200

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives.  Computer equipment and software are generally depreciated over three to five years, machinery and equipment are generally depreciated over three to seven years and furniture and fixtures are generally depreciated over three to seven years.  Leasehold improvements are depreciated over the shorter of the estimated life of the improvement or the lease term, which ranges from five to 15 years.  Property and equipment, net of accumulated depreciation, at December 31, 2004 and 2003 was as follows:

	2004	2003

Buildings and improvements	$1,391	$814
Computer equipment and software	7,866	6,547
Machinery and equipment	423	192
Furniture and fixtures	3,058	1,720
Gross cost	12,738	9,273
Less accumulated depreciation	(6,702)	(4,990)
Net cost	$6,036	$4,283

Goodwill and Identified Intangible Assets

Acquisitions are accounted for under the “purchase method” whereby acquired tangible and intangible assets and assumed liabilities are recorded at fair value.  Identified intangible assets are amortized over their estimated useful lives.  Goodwill is not amortized; however, it is subject to annual impairment testing.

To test goodwill for impairment, the carrying amount of the net assets of each “reporting unit” is compared to the fair value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying amount, no additional testing is required.  However, if the fair value of the reporting unit is less than its carrying amount, then the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit, including an amount for any “implied” goodwill.  If implied goodwill exceeds the net carrying amount of goodwill, no impairment loss is recorded.  Otherwise, an impairment loss is recognized for the difference.

We determine fair value of the reporting unit using a discounted cash flow approach, which requires management to make assumptions and estimates of future cash flows of the reporting unit, the appropriate discount rate and a terminal value of the reporting unit.  The discount rate used for each reporting unit is determined by assessing the appropriate risk level of the cash flows of the respective reporting units and adjusting the risk-free rate by a factor dependent upon this risk assessment.  The terminal period cash flow of the respective reporting units is based upon assigning a multiple of earnings before income taxes, depreciation and amortization (“EBITDA”) consistent with companies of similar size and industry in which each of the units operates.  With the exception of the impairment charge recorded in connection with the transitional test for goodwill impairment in 2002, no impairment charges have been recognized during the years ended December 31, 2004, 2003 and 2002.

Impairment of Long-lived Assets, Other Than Goodwill

We review long-lived assets, including identified intangible assets, for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 requires companies to test long-lived assets when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  Recoverability is assessed based on the carrying value of an asset and its fair value, which is generally determined by the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposal of the asset in question.  If the fair value is less than the asset’s carrying value, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  We have not recognized any impairment losses on long-lived assets, including identified intangible assets, during each of the three years ended December 31, 2004, 2003 and 2002.

Fair Value of Financial Instruments, Other Than Derivative Financial Instruments

Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, assignment development costs, accounts payable, accrued expenses, unearned revenue and long-term debt.  The carrying values of cash and cash equivalents, restricted cash, accounts receivable, assignment development costs, accounts payable, accrued expenses and unearned revenue approximates fair value due to the short-term nature of these items.  Long-term debt bears interest at current market rates and, accordingly, its carrying values approximate fair value.

Derivative Financial Instruments

Our use of derivative financial instruments is currently limited to interest rate swap agreements utilitized to mitigate exposure to changes in interest rates on variable rate debt.  We do not use derivatives for trading or speculative purposes.  All derivative instruments are recorded at fair value, which is obtained from a major financial institution based on current market prices of similar instruments.  For those instruments designated as hedges, to the extent the derivative financial instrument provides an effective hedge, changes in the fair market value are recorded in the consolidated balance sheets as other comprehensive income or loss, a component of stockholders’ equity.  Any ineffectiveness is recorded in the consolidated statements of income as other income or expense.  Changes in fair market value of those instruments not designated as hedges are recorded in the consolidated statements of income as other income or expense. The fair value of derivatives at December 31, 2004 and December 31, 2003 is $137 and $662, respectively, and is recorded as other long-term obligations in the consolidated balance sheets.

Advertising Costs

Advertising costs are expensed when incurred and were $172, $211 and $290 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock Options

The Company measures compensation cost for stock options issued to employees using the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  Under APB 25, when the exercise price of the Company’s stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized.  The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transitions and Disclosure, an amendment to FASB Statement No. 123 (“SFAS 148”).

The following table is presented in accordance with SFAS 148 and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

	Year ended December 31,
	2004	2003	2002
		(as restated)	(as restated)

Net income, as reported	$3,233	$3,289	$3,729
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of related tax effects and minority interest	(590)	(860)	(787)

Pro forma net income	$2,643	$2,429	$2,942
Preferred stock accretion	(1,275)	(457)	(401)
Pro forma income available to common stockholders	$1,368	$1,972	$2,541

Basic earnings per common share available to common stockholders:
As reported	$0.30	$0.43	$0.52
Pro forma	$0.21	$0.31	$0.39

Diluted earnings per common share available to common stockholders:
As reported	$0.26	$0.37	$0.47
Pro forma	$0.17	$0.25	$0.37

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	4.2%	3.7%	4.9%
Dividend yield	0%	0%	0%
Volatility	39.5%	22.8%	20.7%
Expected life	5.0	4.3	7.5

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  Under SFAS 123R, share-based payment awards result in a cost that should be measured at fair value on the awards’ grant dates, based on the estimated number of awards expected to vest.  SFAS 123R requires this cost to be recognized through earnings over that expected vesting period.  The provisions of SFAS 123R will become effective for the Company beginning January 1, 2006.  SFAS 123R allows public companies to select from two alternative transition methods when adopting SFAS 123R, the modified prospective application or the modified retrospective application.  Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased, or cancelled after the effective date.  Under the modified retrospective application, the provisions of SFAS 123R may be applied to (i) all awards granted, modified or settled in cash in fiscal years in which SFAS 123 was effective (years beginning after December 15, 1994) or (ii) only interim periods in the year of adoption unless the effective date of SFAS 123R coincides with a

company’s fiscal year.   At this time, we have not determined the impact of SFAS 123R on our financial statements, nor have we decided which transition method to use.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, whereby deferred taxes are recognized based on the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities, using presently enacted rates.  A valuation allowance is recorded when it is more likely than not that the asset will not be realized.

Earnings Per Common Share

Basic earnings per common share (“EPS”) are derived by dividing income available to common stockholders by the weighted average shares outstanding.  Diluted EPS assumes the potential dilution from the exercise of employee stock options in Company stock and in stock of subsidiary companies.  The assumed exercise of stock options of subsidiary companies has the effect of reducing our earnings (“diluted earnings”) as our overall ownership interest in the subsidiary companies, and thus our share of the net income of the subsidiaries, would be reduced.  Diluted EPS are derived by dividing the applicable diluted earnings by the weighted average shares outstanding plus the dilutive effect, if any, of outstanding stock options and the Preferred Stock.  Weighted average shares outstanding include the weighted average number of Common and Class A Common shares outstanding because the two classes are identical except for certain transfer restrictions.

5.                                      Acquisitions

During the first quarter of 2004, WC acquired 100% of the stock of KRAMMCO, Inc., an Ohio corporation, for $984 (including acquisition costs of $9).  KRAMMCO, Inc. is a management company whose sole asset is a management contract with the North American Employer’s Council, Inc. (“NAEC”), an Ohio not-for-profit corporation.  NAEC is an Ohio association that provides association members with, among other value-added services, an Ohio group rating sponsor.  The entire purchase price was allocated to customer lists and is being amortized over seven years.  Additionally, a deferred tax liability for the difference between the book basis and tax basis of the customer list of $406 was recognized with the offset recorded to goodwill.

During the second quarter of 2004, WC acquired 100% of the stock of Integrated Claims Strategies (“ICS”) for $800 plus acquisition costs of $17 and assumed $180 of net liabilities.  ICS provides insurance claims processing and administration services in the Tampa, Florida area.  The preliminary allocation of the purchase price is as follows:

Accounts receivable acquired	$95
Goodwill	997
Current liabilities assumed	(275)
Cash payment	$817

In October 2003, WC, through its subsidiary, CMI, acquired all of the outstanding shares of Octagon Risk Services, Inc. (“Octagon”) for $30,000.  Octagon, based in Oakland, California, provides workers’ compensation and professional liability claims administration and consulting services primarily in the western United States, including California.  The Octagon acquisition was intended to expand the Company’s geographical presence in the United States.

The acquisition was accounted for as a purchase, and the purchase price of $30,000, plus $914 of acquisition costs, was allocated to the fair values of assets acquired and liabilities assumed at the date of acquisition.  During 2004, we obtained additional information with respect to the fair value of certain assets acquired and liabilities assumed that resulted in changes to the preliminary purchase price allocation.  None of the changes to the purchase price allocation was recorded through earnings.  The final purchase price allocation is as follows:

Cash	$4,374
Investments	11,653
Customer lists	3,245
Deferred tax assets	8,068
Other assets	6,273
Goodwill	7,976
Unearned revenue	(6,026)
Accrued liabilities	(4,649)
Total	$30,914

The following unaudited pro forma financial information presents the combined results from continuing operations of the Company and Octagon as if the Octagon acquisition had taken place on January 1, 2002.  The pro forma amounts give effect to certain adjustments, including the amortization of intangibles, increased interest expense and income tax effects.  This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	Years ended December 31,
	2003	2002
	(as restated)	(as restated)

Revenues	$120,811	$102,908
Income from continuing operations	4,563	3,904
Net income	2,594	2,575
Income available to common stockholders	2,137	2,174

Basic earnings per common share from continuing operations	$0.63	$0.54
Basic earnings per common share available to common stockholders	$0.33	$0.34

Diluted earnings per common share from continuing operations	$0.58	$0.48
Diluted earnings per common share available to common stockholders	$0.27	$0.31

The results of operations for all acquisitions are included in our consolidated financial statements from the acquisition date.

6.                                      Goodwill and Identified Intangible Assets

The changes in the carrying amount of goodwill for 2004 were as follows:

	Employer Cost Containment and Health Services	Educational Services	Total

Balance at December 31, 2003	$42,454	$16,830	$59,284
Additions	1,767	—	1,767
Deductions	(2,010)	—	(2,010)
Balance at December 31, 2004	$42,211	$16,830	$59,041

Additions to goodwill in 2004 include $406 from the acquisition of KRAMMCO, Inc., $997 from the acquisition of ICS and a purchase price adjustment of $364 relating to the 2002 acquisition of Barron Risk Management Services.  Deductions represent net purchase price adjustments related to the 2003 acquisition of Octagon.

The Company’s identified intangible assets include franchise agreements, customer lists, proprietary curriculum and trademarks.  Franchise agreements represent the value allocated to the franchise agreements in effect at the time we acquired Primrose.  This amount is being amortized on a straight-line basis over 21 years.  Customer lists are being amortized on a straight-line basis over five to seven years.  Proprietary curriculum is being amortized on a straight-line basis over 10 years, and trademarks are amortized on a straight-line basis over 15 years.  The following table displays the details of identified intangible assets:

	Franchise Agreements	Customer Lists	Proprietary Curriculum	Trademarks	Total
Gross Cost
Balance at beginning of year	$8,750	$6,678	$313	$76	$15,817
Additions	—	984	76	6	1,066
Balance at end of period	8,750	7,662	389	82	16,883

Accumulated Amortization
Balance at beginning of year	(1,970)	(429)	(121)	(26)	(2,546)
Amortization	(416)	(1,312)	(39)	(7)	(1,774)
Balance at end of period	(2,386)	(1,741)	(160)	(33)	(4,320)

Net cost at December 31, 2004	$6,364	$5,921	$229	$49	$12,563

Estimated amortization expense for each of the years 2005 – 2009 is $1,960, $1,924, $1,759, $1,482 and $1,111, respectively.

7.                                      Discontinued Operations

Discontinued operations are composed of the results of operations of Pumpkin and Possible Dreams as follows:

	For the year ended December 31,
	2004	2003	2002

Pumpkin	$(2,746)	$1,143	$1,761
Possible Dreams	1,516	(3,112)	312
Total (loss) income from discontinued operations	$(1,230)	$(1,969)	$2,073

On October 25, 2004, Pumpkin Ltd., our wholly owned subsidiary and the parent company of Pumpkin, consummated the sale of substantially all of the assets of Pumpkin to Rauch Industries, Inc. (“Rauch”) for $7,000, subject to a working capital adjustment.  The working capital adjustment has been finalized resulting in the Company receiving an additional payment from Rauch of $1,741.  The net loss from Pumpkin is composed of net income from operations of $1,182 and a net loss on the sale of $3,928.

In July 2003, we sold a 25% interest in Possible Dreams for nominal consideration to the newly-named CEO of Possible Dreams.  A net charge of $2,420 was recognized to writeoff a deferred tax asset which could no longer be utilized as a result of the sale of the 25% interest.  In addition, because the Company’s investment in this subsidiary was negative, the sale of a minority interest generated a gain which was deferred at the time of sale because the minority interest shareholder had no legal obligation to fund his share of Possible Dreams’ net deficit.

On November 5, 2004, we entered into an agreement with the bankruptcy trustee to liquidate all outstanding claims against the Company for $442.  As a result, an after-tax gain of $1,516, which included the deferred gain from the sale of a minority interest described above, was recognized during 2004.

Revenues from discontinued operations were $10,500, $21,600 and $29,700 for the years ended December 31, 2004, 2003 and 2002, respectively, and the assets and liabilities of discontinued operations at December 31, 2003 consisted of the following:

Cash	$534
Accounts receivable, net	2,584
Inventory	1,076
Other assets	231
Current assets of discontinued operations	$4,425

Property, plant and equipment, net	$388
Intangible assets, net	6,656
Long-lived assets of discontinued operations	$7,044

Notes payable	$1,812
Accounts payable and accrued expenses	866
Current liabilities of discontinued operations	$2,678

Long-term liabilities of discontinued operations	$312

8.                                      Debt

At December 31, 2004 and 2003, debt consisted of the following:

	2004	2003

WC Holdings Senior Term Loan	$24,929	$31,480
Primrose Term Loan	—	2,928
WC Holdings Note Payable	—	481
Total debt	24,929	34,889
Less: current portion	5,970	9,031
Long-term debt	$18,959	$25,858

WC Holdings Senior Term Loan (“WC Term Debt”) bears interest at Prime minus 0.5% or one-month LIBOR plus 1.75%, at our option.  Principal and interest payments were payable monthly through 2008; however, in March 2005, the WC Term Debt was refinanced (see below for further details).

The Primrose Term Loan was payable in quarterly installments through December 31, 2004 and bore interest at LIBOR plus 2.5% or Prime plus 0.5%, at our option.  This loan was repaid in full in 2004.

The WC Holdings Note Payable was due in annual installments of principal and interest through May 31, 2004 with interest imputed at 8%.  This note was repaid in full in 2004.

Scheduled maturities at December 31, 2004 of long-term debt for the next five years were as follows:

2005	$5,970
2006	6,338
2007	6,729
2008	5,892
2009	—

At December 31, 2004, WC maintained an $8,000 revolving line of credit (the “WC Revolver”), and Primrose maintained a $1,000 revolving line of credit (the “Primrose Revolver”).  There were no borrowings under the WC Revolver or the Primrose Revolver at December 31, 2004.  Borrowings under the WC Revolver bore interest at LIBOR plus 1.75% and the WC Revolver was scheduled to expire in December 2006.  Borrowings under the Primrose Revolver bear interest at LIBOR plus 2.0% or Prime, at our option, and the Primrose Revolver expires in December 2005.

The WC Term Debt, WC Revolver, and Primrose Revolver each contain restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio.  Most borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the Company’s ownership in the subsidiary.  As a result of the transactional, financial and operational relationships between the CMI Companies and certain members of CMI Management, as previously described above, and the failure to obtain the lender’s prior written consent for certain acquisitions and other actions taken during 2004, WC was in default of certain covenants under the WC Revolver and the WC Term Debt.  WC had obtained a waiver from the lender for these events of default prior to the filing of its Form 10-Q for the quarter ended September 30, 2004.

9.                                      Derivative Financial Instruments

We have an interest rate swap agreement with a notional value of $8,500, which effectively converts $8,500 of variable rate debt to fixed rate debt.  Under the terms of the swap, we pay a fixed rate of 5.85% and receive a variable rate based on one-month LIBOR.  The swap has not been designated as a hedge for financial accounting purposes, therefore changes in its fair value are recorded through earnings.  Changes in the fair value of the interest rate swap resulted in a gain of $401 and $245 for the years ended December 31, 2004 and 2003, respectively, and a loss of $378 for the year ended December 31, 2002.  This interest rate swap agreement is with a major financial institution, which we expect to fully perform under the terms thereof.  The interest rate swap expires in December 2005.

During the first quarter of 2004, we entered into an interest rate swap with a notional value of $10,000, which effectively converts $10,000 of variable rate debt to fixed rate debt.  Under the terms of this swap agreement, we pay a fixed rate of 3.44% and receive a variable rate based on one-month LIBOR.  This swap has been designated as a cash flow hedge for financial accounting purposes and, to the extent the swap provides an effective hedge, changes in the fair value of the swap are recorded in other comprehensive income, a component of stockholders’ equity.  Ineffectiveness is recorded through earnings.  There was no ineffectiveness recorded through earnings for the twelve months ended December 31, 2004.  This interest rate swap agreement is with a major financial institution, which we expect to fully perform under the terms thereof.  The interest rate swap expires in 2009.

The changes in the fair value of the interest rate swaps were as follows:

	Year Ended December 31,
	2004	2003

Fair market value at beginning of the year	$(662)	$(907)
Gain recorded through earnings	401	245
Change in fair value recorded through stockholders’ equity	124	—
Fair market value at end of the year	$(137)	$(662)

10.                               Redeemable Convertible Preferred Stock

The Company had issued 500,000 shares of zero coupon, redeemable convertible preferred stock (“Preferred Stock”) that had a stated redemption value of $10 per share. The Preferred Stock was convertible into Class A common stock on a 1:1 basis. The Preferred Stock was redeemable at the option of the stockholder at the greater of liquidation value in the event of a liquidation or upon the earlier of (1) the date Primrose’s EBITDA exceeded $8,500 on a latest twelve month basis on or after April 2002, (2) on April 6, 2004 at a ratio of actual EBITDA for the most recently completed fiscal year over $8,500 multiplied by $5,000 or (3) on April 6, 2006.  The Preferred Stock had a liquidation preference of $10 per share paid before the common stockholders in the event of a liquidation or change of control.  The difference between the carrying value of the Preferred Stock and the redemption value was accreted using the interest method over the remaining estimated period to redemption by charges to additional paid-in capital.  On November 10, 2004, we redeemed all shares of Preferred Stock at a redemption price of $10 per share.  For 2004, the consolidated statements of operations reflect Preferred Stock accretion of $1,275 to accrete the carrying value of the Preferred Stock to its redemption value.

11.                               Stockholders’ Equity

The authorized common stock of the Company consists of Common Stock and Class A Common Stock. The Class A Common Stock shares are identical in rights to the Common Stock shares, except that transfer of shares of the Class A Common stock is prohibited to a person who is, or would thereby become, a holder of 4.75% or more of the fair market value of the Common Stock and the Class A Common Stock.

The Company has not paid any dividends to common stockholders during the last five years.  In January 2004, our Board of Directors formed a Special Committee to evaluate various strategic alternatives, one of which included the payment of an extraordinary cash dividend to stockholders.  No such extraordinary dividend was paid during 2004, or is contemplated at this time.  Certain financing arrangements limit the ability of our subsidiaries’ to pay dividends to Security Capital, thus limiting our ability to pay dividends to our stockholders.

12.                               Minority Ownership

The owners of the minority interests in WC (20.0%) and Primrose (1.5%) have entered into agreements with the Company providing for restrictions on the transfer of such shares, and other related share restrictions.

13.                               Employee Benefit Plans

The Company’s subsidiaries each sponsor a defined contribution 401(k) plan in which qualifying employees greater than 21 years of age who meet minimum service requirements may participate. Eligible employees may elect to make pre-tax contributions of up to 15% of their eligible earnings.  The subsidiary companies also make matching contributions.  At WC, the contribution is equal to 50% of each participant’s contribution up to 6% of eligible compensation and, at Primrose, the contribution is equal to 50% of each participant’s contribution up to 1.5% of eligible compensation.  Effective January 1, 2005, Primrose’s matching contribution was increased to equal 50% of each participant’s contribution up to 3% of eligible compensation.  The aggregate matching contributions were $1,162, $750 and $565 for the years ended December 31, 2004, 2003 and 2002, respectively.

14.                               Long-Term Incentive Plan

We maintain a stockholder-approved stock incentive plan (the “Incentive Plan”), whereby certain employees and non-employee directors are eligible to receive stock options, stock appreciation rights, limited stock appreciation rights in tandem with stock options, restricted stock, deferred stock and stock granted as a bonus or in lieu of other awards (collectively, “Awards”).  The Board of Directors administers the Incentive Plan and has full authority, among other things, to select participants to whom Awards will be granted, determine the type and number of Awards to be granted, the exercise price of the Award and all other relevant provisions, including, but not limited to forfeiture, vesting, restrictions on exercises, and transferability of the Award.  Awards are typically granted at the fair market value of our Class A Common Stock on the date of the grant and expire 10 years from the date of grant.  Non-employee directors receive options to purchase 24,000 shares upon election to the Board of Directors. At December 31, 2004, the Company had reserved 123,346 shares of Class A Common Stock for future Awards.

A summary of stock option activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Shares	Weighted average exercise price

Awards outstanding, January 1, 2002	810,000	$7.83
Granted	24,000	9.65
Exercised	—	—
Forfeited	—	—
Awards outstanding, January 1, 2003	834,000	7.88
Granted	15,000	8.00
Exercised	—	—
Forfeited	—	—
Awards outstanding, January 1, 2004	849,000	7.88
Granted	24,000	10.00
Exercised	—	—
Forfeited	(30,000)	9.43
Awards outstanding, December 31, 2004	843,000	$7.89

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Range of grant prices	Shares	Weighted average remaining contractual life (in years)	Weighted average grant price per share	Shares	Weighted average grant price per share

$6.13 - $6.13	525,000	5.5	$6.13	424,800	$6.13
$9.65 - $10.31	72,000	7.8	9.99	56,000	9.98
$10.85 - $12.69	246,000	6.6	11.03	157,200	11.13
Total	843,000	6.0	$7.89	638,000	$7.70

The weighted average fair value of stock options granted in 2004, 2003 and 2002 was $4.11, $3.20 and $4.32, respectively.

At December 31, 2004, we had issued stock options to employees of WC to acquire 921 shares of WC at an exercise price of $694.00 per share and stock options to acquire 100 shares at an exercise price of $1,626.00 per share.  These options were granted at the fair market value of a share of stock in WC, as determined by the Company and approved by the Board.  The options vest between three and five years and expire on the tenth anniversary of the grant date.  The option grant for 100 shares at an exercise price of $1,626.00 per share vests over eight years but provides for accelerated vesting if certain goals and objectives are obtained.  At December 31, 2004, options to acquire 866 shares of stock in WC were exercisable at a weighted average exercise price of $721.00, and there were 422 shares available for future issuance. The options may be settled in either Security Capital stock or cash, at the option of the Company.  If all such outstanding options had been vested and exercised for WC stock at December 31, 2004, our ownership share of WC would have been 74.7%.  On January 3, 2005, an additional 206 options to acquire WC stock at a price of $694 were canceled and available for future issuance.

We have issued stock options to employees of Primrose to acquire 1,675.56 common shares of Primrose at an exercise price of $500.00 per share and options to acquire 585 shares at an exercise price of $701.51.  These options were granted at the fair market value of a share of stock in Primrose on the date of grant, as determined by the Company, and approved by the Board.  The options vest between three and five years and expire on the tenth anniversary of the grant date.  At December 31, 2004, options to acquire 2,026.56 shares of stock in Primrose were exercisable at a weighted average exercise price of $534.90 per share, and there were 339.44 shares available for future issuance.  The options may be settled in either Security Capital stock or cash, at the option of the Company.  If all outstanding options had been vested and exercised for Primrose stock at December 31, 2004, our ownership share of Primrose would have been 90.6%.

In 2004, we established a deferred compensation plan (the “Octagon Plan”) for key employees of Octagon.  An Administrative Committee has been appointed to administer the Octagon Plan and the Committee has the authority, among other things, to determine those employees who will participate in the Octagon Plan, approve the performance goals that each participant will be measured against, determine whether those goals were achieved, and the amount to be awarded to each participant.  The amount each participant can be awarded is based on a percentage of their eligible compensation (as defined), but the total amount awarded to all participants cannot exceed 10% of Octagon EBITDA.  The amounts awarded to participants vest 50% after five years and 100% after 10 years.  The Octagon Plan is not required to be funded.  For the year ended December 31, 2004, we recognized expense of $322 related to the Octagon Plan.

15.                               Income Taxes

The provision (benefit) for income taxes from continuing operations was as follows:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$2,972	$3,118	$3,331
State	1,494	1,069	675
	4,466	4,187	4,006
Deferred:
Federal	600	320	217
State	179	110	(109)
	779	430	108

Income tax expense	$5,245	$4,617	$4,114

The items comprising the Company’s net deferred tax assets are as follows:

	December 31,
	2004	2003

Deferred tax assets (liabilities):
Allowance for doubtful accounts	$586	$1,394
Net operating loss carry-forwards	4,591	3,333
Accelerated depreciation and other	(667)	28
Gross deferred tax assets	4,510	4,755
Valuation allowance	(471)	—
Net deferred tax asset	$4,039	$4,755

Reconciliation to financial statements:
Current deferred tax asset	$2,681	$1,618
Long-term deferred tax asset	1,358	3,137
Net deferred tax asset	$4,039	$4,755

The valuation allowance is provided for certain state net operating losses (“NOL”).

A reconciliation of the tax provision at the Federal statutory rate of 34% to the reported tax provision is as follows:

	Year Ended December 31,
	2004	2003	2002

Federal income taxes based on 34% statutory rate	$3,790	$3,727	$3,466
State income taxes, net of federal benefit	792	756	520
Valuation allowance	310	—	—
Other	353	134	128
Income tax expense	$5,245	$4,617	$4,114

At December 31, 2004, the Company had NOL carryforwards for federal income tax purposes of approximately $12,118.  The use of the NOL carryforwards is subject to certain limitations under Internal Revenue Code Section 382.  The NOL carryforwards are set to expire between 2018 and 2022.

While we believe that our tax return positions are fully supportable, we expect that certain positions could be challenged and that we may not be able to successfully defend our positions.  Accordingly, we establish certain reserves, including interest, for these items.  We have tax reserves of $6,910 at December 31, 2004.  While it is difficult to determine the final outcome if certain positions were to be challenged, we believe that the tax reserve at December 31, 2004 reflects the maximum exposure.  None of the Company’s consolidated tax returns is currently under examination.

16.                               Earnings Per Common Share

The following shows the calculation of basic and diluted EPS from continuing and discontinued operations for the years ended December 31, 2004 and 2003 and basic and diluted EPS from continuing operations, discontinued operations and the cumulative effect of a change in accounting principle for the year ended December 31, 2002:

2004	Continuing Operations	Discontinued Operations	Total
Basic Earnings per Common Share
Net income	$4,463	$(1,230)	$3,233
Less preferred stock accretion	(1,275)	—	(1,275)
Income available to common stockholders — numerator for basic EPS	$3,188	$(1,230)	$1,958
Basic weighted average shares outstanding — denominator for basic EPS	6,451	6,451	6,451

Basic EPS available to common stockholders	$0.49	$(0.19)	$0.30

Diluted Earnings per Common Share
Income available to common stockholders	$3,188	$(1,230)	$1,958
Effect on income assuming exercise of subsidiary stock options	(373)	104	(269)
Diluted earnings available to common stockholders — numerator for diluted EPS	2,815	$(1,126)	$1,689

Basic weighted average shares outstanding	6,451	6,451	6,451
Dilutive effect of stock options	147	147	147
Diluted weighted average shares outstanding — denominator for diluted EPS	6,598	6,598	6,598
Diluted EPS available to common stockholders	$0.43	$(0.17)	$0.26

2003	Continuing Operations	Discontinued Operations	Total
Basic Earnings per Common Share
Net income – as restated	$5,258	$(1,969)	$3,289
Less preferred stock accretion	(457)	—	(457)
Income available to common stockholders — numerator for basic EPS	$4,801	$(1,969)	$2,832
Basic weighted average shares outstanding — denominator for basic EPS	6,451	6,451	6,451
Basic EPS available to common stockholders	$0.74	$(0.31)	$0.43

Diluted Earnings per Common Share
Income available to common stockholders	$4,801	$(1,969)	$2,832
Effect on income assuming exercise of subsidiary stock options	(355)	(40)	(395)
Diluted earnings available to common stockholders — numerator for diluted EPS	$4,446	$(2,009)	$2,437

Basic weighted average shares outstanding	6,451	6,451	6,451
Dilutive effect of stock options	85	85	85
Diluted weighted average shares outstanding — denominator for diluted EPS	6,536	6,536	6,536
Diluted EPS available to common stockholders	$0.68	$(0.31)	$0.37

2002	Continuing Operations	Discontinued Operations	Cumulative effect of change in accounting principle	Total
Basic Earnings per Share
Net income – as restated	$5,058	$2,073	$(3,402)	$3,729
Less preferred stock accretion	(401)	—		(401)
Income available to common stockholders — numerator for basic EPS	$4,657	$2,073	$(3,402)	$3,328
Basic weighted average shares outstanding — denominator for basic EPS	6,451	6,451	6,451	6,451
Basic EPS available to common stockholders	$0.72	$0.32	$(0.52)	$0.52

Diluted Earnings per Share
Income available to common stockholders	$4,657	$2,073	$(3,402)	$3,328
Effect on income assuming exercise of subsidiary stock options	(335)	(72)	—	(407)
Add back preferred stock accretion	401			401
Diluted earnings available to common stockholders — numerator for diluted EPS	$4,723	$2,001	$(3,402)	$3,322

Basic weighted average shares outstanding	6,451	6,451	6,451	6,451
Dilutive effect of stock options	182	182	182	182
Preferred Stock	500	500	500	500
Diluted weighted average shares outstanding — denominator for diluted EPS	7,133	7,133	7,133	7,133
Diluted EPS available to common stockholders	$0.66	$0.29	$(0.48)	$0.47

*                 Basic and diluted EPS are based on unrounded amounts and therefore may not equal the sum of EPS from continuing operations and discontinued operations.

For the year ended December 31, 2004 and 2003, 500,000 shares of Preferred Stock, which were convertible into 500,000 shares of Class A Common Stock, and stock options to acquire 318,000, 324,000 and 309,000 shares of Class A Common Stock in 2004, 2003 and 2002, respectively, were excluded from the computation of diluted EPS because the effect of their assumed conversion was antidilutive.

On February 23, 2005, 320,000 Class A Common Stock shares were issued as a result of an employee exercise of stock options.  As a result of this exercise, the number of shares outstanding increased to 6,770,967.

17.                               Related-Party Transactions

The Company has a Management Advisory Service Agreement (the “MAS Agreement”) with Capital Partners, Inc. (“Capital Partners”), the controlling stockholder of the Company, whereby Capital Partners provides certain management advisory services related to investments, general administration (including payroll and rent), corporate development, strategic planning, stockholder relations, financial matters and general business policy.  The MAS Agreement is approved by our Board of Directors and is effective for the calendar year.  The MAS Agreement can be terminated by either Capital Partners or the Company upon at least 60 days’ prior written notice to the other.  Fees paid to Capital Partners for management advisory services were $1,550, $1,400, and $1,273 in the years ended December 31, 2004, 2003 and 2002, respectively.

In addition, the Company has agreed to pay fees to Capital Partners for acquisition opportunities presented to the Company at usual and customary rates for investment banking fees for transactions of similar size and complexity.  Capital Partners is under no obligation to present to the Company any or all acquisition candidates of which it becomes aware.  Furthermore, the Company is under no obligation to utilize Capital Partners for investment banking services.  The payment of an investment banking fee to Capital Partners is subject to full Board approval.  In 2003, the Company paid a one-time investment banking fee of $150 to Capital Partners as compensation for the services it performed relative to the Octagon acquisition.

Amounts due to Capital Partners were $16 and $293 at December 31, 2004 and 2003, respectively.  Fees paid to Capital Partners are generally subordinate to the rights of the lenders to the Company.

In connection with a refinancing of debt at Primrose in April 2002, the Chairman of the Company issued a personal guarantee for $4,000, for which he received a guarantee fee of 8% per annum of the declining average quarterly balance of his guarantee.  On December 31, 2002, this guarantee was terminated.  Fees incurred by Primrose for this guarantee were $170 for the year ended December 31, 2002 and are included in interest expense in the Consolidated Statement of Income.

18.                               Commitments and Contingencies

We lease office space and certain equipment under noncancelable operating lease agreements that expire at various dates through 2017.  Certain leases include renewal provisions and require us to pay for certain operating and maintenance costs.  Future minimum operating lease payments and minimum sublease rental income at December 31, 2004 for each of the following years are as follows:

	Operating Leases	Sublease Rental Income
2005	$6,527	$(218)
2006	6,006	(222)
2007	5,285	(74)
2008	3,554	—
2009	2,340	—
Thereafter	9,112	—
Total	$32,824	$(514)

Net rent expense for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
		(as restated)	(as restated)

Rent expense	$6,799	$4,280	$4,168
Rent income	(205)	—	—
Net rent expense	$6,594	$4,280	$4,168

CMI was party to a lawsuit brought by the Cleveland Bar Association that alleged that certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law.  CMI believes that its practices do not differ from any other Ohio workers’ compensation third-party administrator and do not constitute the practice of law.  On May 15, 2004, the Board of Commissioners on the Unauthorized Practice of Law (the “UPL Board”) found that the activities of CMI and its hearing representatives did constitute the unauthorized practice of law; CMI appealed these findings to the Ohio State Supreme Court (the “Supreme Court”).  On December 15, 2004, the Supreme Court ruled that the activities engaged in by CMI did not constitute the unauthorized practice of law.  However, in its decision, the Supreme Court remanded the matter back to the UPL Board to consider whether those activities which were the subject of the original suit were in violation of a recently enacted Industrial Commission resolution.  Oral arguments on this issue are scheduled for July 6, 2005.  At this time, we are unable to evaluate the outcome of this matter.

In connection with a written offer made by Mr. Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer and, through Capital Partners, the controlling person of our majority stockholder, CP Acquisition, L.P. No. 1 (“CPI”), to acquire by merger all of the outstanding Class A Common Stock, and Common Stock of Security Capital, other than shares held by Mr. Fitzgerald, Capital Partners, CPI and certain other persons, at a price of $9.00 per share (the “Initial Capital Partners Offer”), three complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the “Court”) naming the Company, each then-member of our Board of Directors and CPI as defendants.  Each of the complaints alleges that the defendants breached their fiduciary duties to the putative class and that the then-proposed Initial Capital Partners Offer was unfair, inadequate and not the result of arm’s-length negotiations.  Each complaint sought an injunction against the proposed merger or, if the merger was consummated, the rescission of the merger, as well as money damages, attorneys’ fees, expenses and other relief.  The Court has issued an order of consolidation, consolidating the three complaints into one class action.  Plaintiffs have submitted their first request for the production of documents.  Since the announcement of the Initial Capital Partners Offer, Mr. Fitzgerald and Capital Partners have increased their offer to $10.60 per share, and offers to acquire the entire Company for $11.00 and $13.00 per share have been submitted by others.  In addition, on June 7, 2005, the Company announced that is has retained UBS Securities LLC to conduct a formal sale process for the Company, and that Mr. Fitzgerald and Capital Partners have declared their full support for that sale process and committed to sell the shares they control if appropriate value is achieved in the transaction (see Note 21). At this time, we are unable to evaluate the possible outcome of the class action.

We are party to several legal actions arising in the ordinary course of business.  It is management’s opinion that we have adequate legal defenses to these actions and that the resolution of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

19.                               Segment Disclosure

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

	Years Ended December 31,
	2004	2003	2002
		(as restated)	(as restated)
Revenues from external customers:
Employer cost containment and health services	$121,335	$84,598	$64,460
Educational services	11,605	9,834	8,243
Total revenues	$132,940	$94,432	$72,703

Segment income:
Employer cost containment and health services	$17,327	$12,891	$12,860
Educational services	5,625	4,566	4,217
Total segment income	22,952	17,457	17,077

Reconciliation of segment income to net income:
Amortization and depreciation	(3,780)	(2,451)	(2,277)
Interest expense	(4,351)	(1,565)	(3,633)
Income tax expense	(5,245)	(4,617)	(4,114)
Minority interests	(1,438)	(1,087)	(1,023)
Corporate, management fee and other expenses	(4,327)	(2,662)	(1,853)
Other income	652	185	881
(Loss) income from discontinued operations	(1,230)	(1,969)	2,073
Cumulative effect of change in accounting principle	—	—	(3,402)
Net income	$3,233	$3,289	$3,729

	December 31,
	2004	2003
		(as restated)
Segment assets:
Employer cost containment and health services	$84,486	$81,585
Educational services	28,458	28,480
Total segment amounts	112,944	110,065
Corporate and other	3,691	2,316
Discontinued operations	—	11,469
Total assets	$116,635	$123,850

20.                               Concentrations

Our employer cost containment and health services segment has two customers that individually account for more than 10% of consolidated revenue.  One customer accounted for approximately 22%, 29%, and 39% of total consolidated revenue for 2004, 2003 and 2002, respectively.  The other customer accounted for approximately 12% of consolidated revenues for 2004 (this contract was acquired in late 2003 and was not significant to 2003 consolidated revenues). This contract expires on June 30, 2005.  We are currently negotiating the renewal of such contract, and while we expect to renew this contract, no assurances can be given.  The loss of either of these contracts could have a material adverse effect on the financial condition, results of operations, and cash flows of our employer cost containment and health services segment and the Company.

21.                               Proposed Sale of the Company

On June 7, 2005, we announced that the Special Committee recommended, and the Board of Directors had approved, a formal sale process for the Company and the retention of UBS Securities LLC (“UBS”) to conduct the process.  For the past year and one-half, the Special Committee has evaluated various strategic alternatives to maximize stockholder value, including the offers described below, and now supports the switch to a formal sale process.  Management fully supports the recommendation of the Special Committee and the actions of the full Board of Directors and believes that a formal sale process represents the best possibility of achieving the highest price reasonably obtainable for the stockholders of the Company.

Prior to the announcement of the formal sale process, Mr. Fitzgerald, our Chairman of the Board, President and Chief Executive Officer and, through Capital Partners, the controlling person of CPI, had submitted an offer to acquire the stock that he and Capital Partners did not control at a price of $10.60 per share.  However, Mr. Fitzgerald and Capital Partners, who control approximately 81% of the stock, have declared their support for the formal sale process and has committed to sell the shares they control if appropriate value is achieved in the transaction.  As a declared seller in the formal sale process, Mr. Fitzgerald and Capital Partners have stated that they would not participate as a bidder in such process.  Two other offers to acquire the entire Company for $11.00 per share and $13.00 per share were submitted to the Special Committee.  The Special Committee has informed the bidders that their offers were being referred to UBS for consideration in the formal sales process.

22.                               Subsequent Events

On March 31, 2005, our indirect, majority owned subsidiary, Octagon, acquired 100% of the outstanding capital stock of Managed Care Holdings Corporation, and its wholly owned subsidiary, Caronia Corporation (collectively, “Caronia”), for $16,000 in cash.  The purchase price is subject to adjustment based upon the working capital of Caronia as of the closing date.  Such acquisition was consummated pursuant to the terms of a stock purchase agreement, dated March 17, 2005, between Octagon and Continental Casualty Company.

Caronia provides third-party professional medical liability claims administration and risk management services to hospitals and healthcare systems, physician and paraprofessional groups, nursing homes, rehabilitation centers and clinics.  Its business is based in Melville, New York, and it services clients through 40 locations nationwide.  After the consummation of the transaction, Managed Care Holdings and Caronia Corp. became part of the employer cost containment and health services operating segment.

On March 31, 2005, in connection with the acquisition of Caronia, WC entered into a Second Amended and Restated Loan Agreement (the “Credit Agreement”).  The Credit Agreement provided WC with a $40,500 five-year, fully-amortizing term loan (the “Term Loan”) and an $8,000 revolving credit facility (“Amended WC Revolver”).  The Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option.  Borrowings under the Amended WC Revolver bear interest at LIBOR plus 2% or Prime minus 0.5%, at the Company’s option, and there is an annual commitment fee equal to 0.5% of the unused commitment.  The Amended WC Revolver replaced the WC Revolver.  Principal payments of $675 are due monthly beginning May 1, 2005 under the Term Loan.  The proceeds of the Term Loan were used to fund the Caronia acquisition and repay amounts outstanding under the WC Term Debt.

The Term Loan and Amended WC Revolver contain restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio.  Borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the Company’s ownership in the subsidiary.  The Credit Agreement contains provisions that required WC to deliver audited financial statements for 2004 to the lender by the end of April and require WC to deliver monthly financial statements beginning April 2005.  WC has obtained a waiver from the lender until June 30, 2005 to deliver audited financial statements for 2004 and until August 31, 2005 to begin delivering monthly financial statements.  WC anticipates that it will provide the lender with its audited financial statements prior to June 30, 2005.

During April 2005, we received notification from certain employees of WC (“WC Shareholders”) that they wished to sell or convert to Company stock their minority shares in WC (“Shares”) and exercise their vested options (“Vested Options”) to purchase shares of WC stock and sell or convert them to Company stock.  Under the terms of the agreement governing these options, the per share value of WC stock is determined based on a formula stipulated in the agreement and the Company may settle these options in Company shares or cash, at its discretion.  The Company has provided the WC Shareholders with the per share value calculation and notified them that it intends to settle the Shares and Vested Options for cash.  The WC Shareholders have notified the Company that they do not agree with the per share value calculation.  In addition, with the recent announcement that the Board of Directors has approved a formal sale process of the Company, the WC Shareholders have notified us that they are considering amending or revoking their request to convert their Shares and Vested Options.  If we were to settle the Shares and Vested Options at the fair value per share determined by the Company, we would pay approximately $4,200 to $4,300 to the WC Shareholders.

Schedule I—Condensed Financial Information of Registrant

Security Capital Corporation (Parent Company)

Condensed Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2004	2003
		(as restated)
Assets
Current assets:
Cash and cash equivalents	$3,260	$6,171
Accounts receivable from subsidiaries	382	77
Deferred tax assets	—	29
Other current assets	120	34
Total current assets	3,762	6,311
Investments in subsidiaries	39,386	37,103
Notes receivable from subsidiaries	767	1,824
Property and equipment, net	208	—
Deferred tax assets	28	11
Other assets	192	—
Total assets	$44,343	$45,249

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to subsidiaries	$—	$28
Accounts payable to Capital Partners, Inc.	16	293
Income tax payable	7,136	6,791
Accrued expenses and other liabilities	1,573	1,035
Total current liabilities	8,725	8,147

Long-term liabilities	251	27

Redeemable convertible preferred stock; $.01 par value, 2,500,000 shares authorized; 500,000 shares issued and outstanding	—	3,725
Stockholders’ equity:
Common stock, $.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	65	65
Additional paid-in capital	64,395	65,670
Accumulated deficit	(29,067)	(32,300)
Accumulated other comprehensive income	59	—
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	35,367	33,350
Total liabilities and stockholders’ equity	$44,343	$45,249

The accompanying notes are an integral part of these condensed financial statements.

Security Capital Corporation (Parent Company)

Condensed Statements of Income

	For the Year Ended December 31,
(in thousands)	2004	2003	2002
		(as restated)	(as restated)
Income:
Management fee income from subsidiaries	$1,214	$1,226	$1,123
Interest and dividends	209	41	21
Interest income from subsidiaries	39	388	457
Gain on sale of Texas land (net of expenses)	—	107	—
Total income	1,462	1,762	1,601
Expenses:
Unallocated corporate administrative expense	2,778	1,263	580
Management fee expense to Capital Partners, Inc.	1,550	1,550	1,273
Depreciation expense	29	—	—
Interest expense	2,423	—	170
Total expenses	6,780	2,813	2,023
Loss before income taxes, equity in income of subsidiaries and cumulative effect of change in accounting principle	(5,318)	(1,051)	(422)
Income tax benefit (expense)	1,808	(2,140)	(362)
Equity in income of subsidiaries	6,743	6,480	1,933
Income before cumulative effect of change in accounting principle	3,233	3,289	1,149
Cumulative effect of change in accounting principle	—	—	2,580
Net income	3,233	3,289	3,729
Less Preferred Stock accretion	(1,275)	(457)	(401)
Net income available to common stockholders	$1,958	$2,832	$3,328

The accompanying notes are an integral part of these condensed financial statements.

Security Capital Corporation (Parent Company)

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2004	2003	2002

Cash (used in) provided by operating activities	$(1,488)	$3,335	$2,383

Cash provided by investing activities:
Purchase of fixed assets	(236)	—	—
Proceeds on sale of Texas land	—	107	—
Net cash received from discontinued operations	4,524	—	—
Net cash provided by investing activities	4,288	107	—

Cash used in financing activities:
Redemption of Preferred Stock	(5,000)	—	—
Proceeds from long-term borrowings, net of financing costs of $711	29,289	—	—
Repayment of long-term borrowings	(30,000)	—	—
Net cash used in financing activities	(5,711)	—	—

(Decrease) increase in cash and cash equivalents	(2,911)	3,442	2,383
Cash and cash equivalents, beginning of period	6,171	2,729	346
Cash and cash equivalents, end of period	$3,260	$6,171	$2,729

The accompanying notes are an integral part of these condensed financial statements.

Security Capital Corporation (Parent Company)

Notes to Condensed Financial Statements

1.                                      Basis of Presentation

In the parent company’s financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries.  Certain prior year amounts have been reclassified to conform to current year presentation.  See the Notes to the Consolidated Financial Statements for additional information.

2.                                      Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements

We have restated our previously issued financial statements for the years ended December 31, 2003 and 2002 to reflect a correction in our accounting practices for leases and leasehold improvements.  Accordingly, the condensed statements of income have been restated for the years ended December 31, 2003 and 2002 and our condensed balance sheet at December 31, 2003 has also been restated.  The restatement had no impact on net revenues or net cash flows.

The restatement resulted in a decrease in condensed net income of $94 for the year ended December 31, 2003.  There was no impact on condensed net income for the year ended December 31, 2002.

3.                                      Sale of Subsidiary

On October 25, 2004, we consummated the sale of substantially all of the assets of Pumpkin to Rauch for $7,000, subject to a working capital adjustment.  The working capital adjustment has been finalized, resulting in the Company receiving an additional payment from Rauch of $1,741.  An after-tax loss of $3,928 was incurred on the sale.

4.                                      Possible Dreams Bankruptcy Settlement

On November 5, 2004, we entered into an agreement with the bankruptcy trustee to resolve all outstanding claims against the Company in connection with the Possible Dreams bankruptcy for $442.  As a result, an after-tax gain of $1,516 was recognized during 2004.

5.                                      Redeemable Convertible Preferred Stock

The Company had issued 500,000 shares of Preferred Stock that had a stated redemption value of $10 per share.  Such Preferred Stock was convertible into Class A Common Stock on a 1:1 basis.  The Preferred Stock was redeemable at the option of the shareholder upon the attainment of certain financial targets, but no later than April 6, 2006.  Differences between the carrying value of the Preferred Stock and the redemption value were accreted using the interest method over the remaining estimated period to redemption by charges to additional paid-in capital.  On November 10, 2004, the Company redeemed all shares of Preferred Stock at a redemption price of $10 per share, or $5,000.  The condensed statements of operations reflect accelerated preferred stock accretion of $1,275 to accrete the carrying value of the Preferred Stock to its redemption value.

6.                                      Debt

On January 14, 2004, we issued a $30,000 Senior Subordinated Promissory Note (the “Note”), due September 30, 2008, to a mezzanine lender to provide us with immediately available funds while we reviewed and analyzed various alternative uses for the proceeds.  The proceeds were held in a collateral account and would be released once a use of the proceeds was approved by the lender.  The interest rate was initially 10% per annum, with interest payable quarterly beginning March 31, 2004, and would increase to 16% on September 30, 2004.  Due to the then-outstanding offers to acquire the Company, management determined that any use of the proceeds would not occur prior to September 30, 2004.  Accordingly, because of the significant increase in the cost of the debt at September 30, 2004, and the availability of less expensive financing alternatives, we prepaid the Note without penalty prior to September 30, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that no system of disclosure controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system are met, and no such controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the fourth quarter of 2004, the Company confronted a number of unique challenges that, taken together, put extraordinary and unforeseen demands on management and the Company’s system of disclosure controls and procedures, straining the Company’s disclosure, accounting, and financial reporting resources at both WC and the corporate level.  Even though the Company’s Board of Directors, Special Committee, and Audit Committee provided significant additional resources, at the cost of millions of dollars to the Company and its stockholders, to meet these challenges, the extraordinary nature of the demands put on our control systems made it extremely difficult to record, process, summarize and report required information within the time periods specified in the SEC’s rules and forms.

In addition to conducting normal operations, implementing a new operating system at WC, integrating recent acquisitions, resolving outstanding matters with respect to the Possible Dreams bankruptcy, redeeming the Preferred Stock, and selling Pumpkin during the fourth quarter of 2004, the Company’s disclosure controls and procedures had to deal with the ongoing work of the Special Committee, and the offers received by the Committee for the Company; the completion in October 2004 of management’s Supplemental Procedures into various matters regarding related-party transactions and resulting conflicts of interest involving CMI Management; and the Investigation initiated by the Audit Committee in November 2004 into those CMI Management issues.  In carrying on the work of the Special Committee, the Committee was assisted by independent financial and legal advisors; in performing the Supplemental Procedures, management was assisted by outside counsel and an independent consulting firm; and in conducting the Investigation, the Audit Committee was assisted by independent counsel and forensic accountants.  Nevertheless, each of those endeavors required considerable time and attention from the Company’s CEO, CFO and accounting and financial reporting staff at both WC and corporate, as well as from the Company’s independent directors on the Special Committee and Audit Committee.  In addition, during the fourth quarter of 2004, the Company put CMI’s CFO/General Counsel on a paid leave of absence as a result of the initial findings of the Investigation, the Company’s CFO took on the additional duties of interim CFO at CMI, and management sought to increase its accounting and financial reporting staff at WC and corporate through the hiring of additional permanent and temporary personnel.  Finally, the Company’s independent registered public accounting firm expended hundreds of hours in monitoring and coordinating with the Audit Committee, and the independent counsel and forensic accountants retained by the Audit Committee with respect to the Investigation beyond the firm’s regular audit and review procedures.

The Investigation was completed in March 2005, confirming the findings of management’s Supplemental Procedures that, while CMI Management had used the personnel, office space and equipment of the CMI Companies to further the interests of their separate controlled entities, there were no instances of fraud or financial impropriety that would indicate that the Company’s historical financial statements were misstated.  The Company filed its Form 10-Q for the quarter ended September 30, 2004 on March 11, 2005.

In addition, when the Company’s management became aware of the SEC staff letter stating its views regarding the proper application of GAAP to accounting for leases and leasehold improvements, management conducted an in-depth review of the Company’s lease accounting practices, and concluded to restate the Company’s prior financial statements.  Like hundreds of other companies, the Company had not put sufficient emphasis on these lease accounting issues until the SEC staff issued its letter.

In the first quarter of 2005, the Company also successfully negotiated the acquisition of Caronia, which closed on March 31, 2005.  Lastly, management renegotiated WC’s credit facilities, also closing the new agreements on March 31, 2005.

The Company is not yet subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, requiring a management report and auditor attestation and a report on the Company’s internal control over financial reporting.  The Company has nevertheless begun to plan for that process.  In addition, the Company is retaining a new principal accounting firm now that this Form 10-K has been filed.

Management believes that the Company responded appropriately to the unique control challenges faced by the Company over the last several months.  In management’s view, no system of controls can be designed and implemented with sufficient capacity and resilience to accommodate an extraordinary and overwhelming confluence of events, such as those recently experienced by the Company, its management, and its directors.

The Company has taken significant steps during this period to increase and improve internal staffing and controls, especially as to related-party transactions and conflicts of interest; to perform internal supplemental procedures and investigations, with outside assistance, where appropriate; and to draw upon the help, guidance, and expertise of its dedicated independent directors, most notably the Chairman of its Audit Committee, to get through this very difficult period.  Management will continue to strive to enhance further its disclosure controls and procedures and to address its internal control over financial reporting systems for the Section 404 process ahead.

Change in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the Company’s most recent fiscal year has materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

All dollar amounts disclosed is this Part III are whole numbers, except for amounts disclosed in Item 13. “Certain Relationships and Related Transactions” and Item 14. “Principal Accountant Fees and Services”, which are in thousands.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company are as follows:

Name	Age	Director Since	Principal Occupation During Last Five Years; Other Directorships
Brian D. Fitzgerald	60	1990

Chairman of the Board of the Company since January 1990 and President and CEO of the Company since July 2000; President of FGS, Inc. since March 1989; and a partner, general partner, stockholder, officer and/or director of various Capital Partners entities for more than five years.

A. George Gebauer	72	1990

Vice Chairman of the Board of the Company since July 2000 and Secretary of the Company since February 1994; Vice President, Secretary and a director of FGS, Inc. since March 1989; and a partner, general partner, stockholder, officer and/or director of various Capital Partners entities for more than five years. Mr. Gebauer was also the President of the Company from January 1990 to July 2000.

Samuel B. Fortenbaugh III (1)	71	2001

Practicing lawyer (private practice) from August 2002. Mr. Fortenbaugh is also a former chairman of the law firm of Morgan, Lewis & Bockius LLP (“MLB”), an international law firm. Mr. Fortenbaugh was a senior partner from January 1980 to September 2001 and a senior counsel from October 2001 to August 2002 of MLB. Mr. Fortenbaugh serves as a director of Baldwin Technology Company, Inc., a leading international manufacturer of controls and accessories for the printing industry.

John H. F. Haskell, Jr	73	2001

Non-employee advisor at UBS Securities LLC, an investment banking firm, from March 2004 to 2005; managing director of Dillon, Read & Co. Inc. and its successors, Warburg Dillon Read LLC and UBS Warburg LLC, from 1975 to 2003; and presently serving as a director of Pall Corporation.

Edward W. Kelley, Jr. (1)(2)	71	2002	Retired; Governor of the Federal Reserve Board of the United States from 1987 to 2001.

M. Paul Kelly (2)(3)	61	2000	Founder and President of PK Enterprises, an equity investment and operational consulting practice, since 1990.

Robert M. Williams, Sr. (2)	65	2004	Founded RFE Investment Partners in 1979 and managed six private equity funds with total assets in excess of $600 million.

(1)          Member of Compensation Committee

(2)          Member of Audit Committee

(3)   Mr. Kelly is an Independent director and the audit committee financial expert.

The executive officers of the Company and their positions are as follows:

Brian D. Fitzgerald	Chairman of the Board, President and Chief Executive Officer	60
A. George Gebauer	Vice Chairman of the Board and Secretary	72
William R. Schlueter	Senior Vice President and Chief Financial Officer	39

The executive officers serve at the discretion of the Company’s Board of Directors.  Biographical information concerning Mr. Schlueter is set forth below.  Biographical information regarding Messrs. Fitzgerald and Gebauer is contained with the biographical information of other directors below.

William R. Schlueter has been a Senior Vice President of the Company since April 2003 and Assistant Secretary of the Company since July 2000.  In March 2004, he was re-named Chief Financial Officer of the Company.  He was Vice President and Chief Financial Officer of the Company from 1999 through April 2003 and Treasurer of the Company from July 2001 to April 2003.  He has also been Chief Financial Officer of Capital Partners since 1998 and a Senior Vice President and Managing Director of Capital Partners since 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who beneficially own more than 10% of the Class A Common Stock of the Company to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC.  Such officers, directors and 10% stockholders of the Company are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms furnished by such persons, the Company believes that, for the fiscal year ended December 31, 2004, officers, directors and 10% stockholders filed all required Section 16(a) forms on a timely basis.

Code of Conduct

The Company adopted a Code of Conduct in September 2003, as amended June 2004.  All of the Company’s employees and officers (including senior executive, financial and accounting officers) are held accountable for adherence to the Company’s Code of Conduct.  The Code of Conduct is intended to promote compliance with applicable governmental laws and regulations and help ensure adherence to the highest ethical standards of conduct and that persons subject to the Code of Conduct act as responsible citizens.  The Code of Conduct covers a variety of areas, including violations of law, conflicts of interest, fair dealing, proper use of Company assets, delegation of authority, confidentiality and handling of financial information.  Employees have an obligation to promptly report any known or suspected violation of the Code of Conduct and retaliation is prohibited.

Copies of the Code of Conduct may be obtained without charge upon written request to our Corporate Secretary, Eight Greenwich Office Park, 3rd Floor, Greenwich, Connecticut 06831-5149, or a copy of the Code of Conduct can be found in its entirety on our website at www.securitycapitalcorporation.com in the Company Policies section.  Additionally, should there be any changes to, or waivers from, the Company’s Code of Conduct, those changes or waivers will be posted promptly on our website at www.securitycapitalcorporation.com.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information about the annual compensation earned by or awarded to the Chief Executive Officer of the Company and the other executive officers of the Company:

					LONG-TERM COMPENSATION AWARDS
	ANNUAL COMPENSATION				Securities
	Fiscal			Other Annual	Underlying
	Year	Salary(1)(2)	Bonus(1)(2)	Compensation	Options (#)

Brian D. Fitzgerald	2004	$335,000	$85,000	—	—
Chairman of the Board,	2003	$335,000	$82,000	—	—
President and CEO	2002	$325,000	$92,000	—	—

A. George Gebauer	2004	$85,000	$50,000	—	—
Vice Chairman of the Board	2003	$96,000	$29,000	—	—
and Secretary	2002	$74,000	$26,000	—	—

William R. Schlueter	2004	$150,000	$75,000	—	—
Senior Vice President	2003	$150,000	$60,000	—	—
and Chief Financial Officer	2002	$153,300	$61,700	—	—

(1)                                  Capital Partners, a corporation controlled by Mr. Fitzgerald and for which Mr. Gebauer and Mr. Schlueter serve as officers, is paid an advisory and management services fee pursuant to the MAS Agreement with the Company.

(2)                                  All Company executive officers are paid compensation by Capital Partners rather than by the Company.  The Company pays Capital Partners an advisory and management services fee as discussed in Item 13. “Certain Relationships and Related Transactions”.  At the request of the Board’s Compensation Committee, the Company’s management performed a detailed allocation analysis of the Company’s executive officers’ time for the years ended December 31, 2004, 2003 and 2002.  The table above reflects the portion of the salaries and bonuses of the Company’s executive officers paid by Capital Partners allocable to their performance of services as executive officers of the Company.

Option Grants in Last Fiscal Year

There were no options granted to the Company’s executive officers during the year ended December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

No options were exercised by any executive officer of the Company during the year ended December 31, 2004.  The following table represents the value of unexercised options held by the Chief Executive Officer and the other executive officers of the Company at December 31, 2004:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#) Exercisable (E)/ Unexercisable (U)		Value of Unexercised In-the- Money Options at Fiscal Year-End ($) Exercisable (E)/ Unexercisable (U)

Brian D. Fitzgerald	—	—	440,000	(E)	1,204,800	(E)
	—	—	160,000	(U)	301,200	(U)

A. George Gebauer	—	—	40,000	(E)	150,600	(E)
	—	—	10,000	(U)	37,650	(U)

William R. Schlueter	—	—	56,000	(E)	150,600	(E)
	—	—	14,000	(U)	37,650	(U)

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2004, with regard to the Company’s 2000 Long-Term Incentive Plan which was approved by stockholders in July 2000.  There are no other equity compensation plans in effect with regard to the Company’s stock at this time.

Plan Category	Number of Class A Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options ($)	Number of Class A Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))

Equity compensation plans approved by stockholders	843,000	$7.89	123,346

Equity compensation plans not approved by stockholders	—	—	—

Total	843,000	$7.89	123,346

Compensation of Directors

Each director receives an annual fee of $12,000 plus a fee of $2,000 per Board meeting and reimbursement of reasonable expenses in connection with attendance at Board meetings.  Each committee chairperson receives an additional annual fee of $4,000, and each committee member, including the chairperson, receives up to $1,500 per committee meeting, dependent upon the length of the meeting and as determined by the respective committee’s chairperson, plus reimbursement of reasonable expenses in connection with attendance at committee meetings.  The annual fee is prorated for those directors not serving the full year.  In addition to fees, each of the directors received, on the date of his election to the Board of Directors, an option to purchase 24,000 shares of Class A Common Stock at an exercise price equal to fair market value per share on the date of grant.  Subject to termination of the optionee’s directorship, each option expires 10 years from the date of grant.  The options are not transferable other than on death and are exercisable in three equal annual installments commencing on the date of grant.  Messrs. Fitzgerald and Gebauer do not and will not receive any annual fee or any fees for attendance at meetings.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 31, 2004, the members of the Compensation Committee were Samuel B. Fortenbaugh III and Edward W. Kelley, Jr.  All of the Compensation Committee members during 2004 were non-employee directors and not former officers.  During 2004, no executive officer served as a member of a board of directors or compensation committee of a corporation where any of its executive officers served on the Company’s Compensation Committee or Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and the notes thereto set forth information with respect to the beneficial ownership, as of June 15, 2005, of shares of each class of voting securities of the Company by the only persons known to the Company to have beneficial ownership of more than 5% of such class, by each director of the Company, by each named executive officer of the Company and by the directors and executive officers of the Company as a group. Except as otherwise indicated, each person is believed to exercise sole voting and dispositive power over the shares reported.

				Class A Common Stock				Percentage
	Common Stock					Acquirable		of Total
Name and Address of Beneficial	Currently		Percentage	Currently		Within	Percentage	Common
Owner	Owned		of Class	Owned		60 days (3)	of Class	Equity

Brian D. Fitzgerald Eight Greenwich Office Park, 3rd Floor, Greenwich, CT 06830 (1)(2)	128	*	33.7%*	5,497,306	*	240,000	81.8%*	81.8	%*
Capital Partners Eight Greenwich Office Park, 3rd Floor, Greenwich, CT 06830 (1)(2)	128		33.7%	4,983,361		—	73.6%	73.6%
A. George Gebauer(1)	—		—	89,198		50,000	2.0%	2.0%
William R. Schlueter (1)	—		—	—		66,000	1.0%	1.0%
Samuel B. Fortenbaugh III	—		—	—		24,000	**		**
John H.F. Haskell, Jr.				1,000		24,000	**		**
Edward W. Kelley, Jr.				10,000		24,000	**		**
M. Paul Kelly	—		—	—		24,000	**		**
Robert M. Williams, Sr.	—		—	—		8,000	**		**
All Directors and Executive Officers as a Group (8 persons)	128		33.7%	5,597,504		460,000	83.8%	83.8%

*  As more fully described in footnotes (1) and (2) to this table, these share and percentage amounts include the share and percentage amounts indicated as beneficially owned by Capital Partners.

**  Less than one percent.

(1)                      For purposes of this table, the following related entities are referred to as “Capital Partners”: (a) Capital Partners, Inc., a Connecticut corporation, of which Brian D. Fitzgerald is the sole stockholder and director and A. George Gebauer and William R. Schlueter are officers; (b) FGS, Inc., a Delaware corporation (“FGS”), of which Messrs. Fitzgerald and Gebauer are executive officers; and (c) CP Acquisition, L.P. No. 1, a Delaware limited partnership (“CPI”).  Capital Partners, Inc., FGS, Inc., of which Mr. Fitzgerald is the controlling stockholder, president, treasurer and a director, and FGS Partners, L.P., a Connecticut limited partnership (“FGS Partners”), of which Capital Partners, Inc. is the general partner, are the general partners of CPI .

The share amounts in the table attributable to Capital Partners include the 4,455,672 shares of the Class A Common Stock owned of record by CPI and the 527,689 shares of the Class A Common Stock and the 128 shares of the Common Stock owned of record by FGS.  By virtue of their status as general partners of CPI , each of Capital Partners, Inc., FGS and FGS Partners may be deemed to own beneficially all of the shares of the Class A Common Stock owned of record by CPI.

(2)                      Mr. Fitzgerald may be deemed to own beneficially the 513,945 shares of the Class A Common Stock owned of record by him, the 4,455,672 shares of the Class A Common Stock owned of record by CPI  and the 527,689 shares of the Class A Common Stock and the 128 shares of the Common Stock owned of record by FGS. Mr. Fitzgerald has shared authority to vote and dispose of the FGS-owned shares of the Class A Common Stock and the Common Stock and disclaims beneficial ownership of such FGS-owned shares for all other purposes. Mr. Gebauer is also a stockholder, officer and director of FGS and an officer of Capital Partners, Inc., but he disclaims beneficial ownership of shares of the Class A Common Stock and the Common Stock owned of record by such corporations for any purpose. The ownership noted above excludes the 82,453 shares of Class A Common Stock owned by the Fitzgerald Trust (of which Mr. Fitzgerald’s brother is the trustee and Mr. Fitzgerald’s minor children are sole beneficiaries), as to which beneficial ownership is disclaimed for all purposes.

(3)                      The amounts shown in the “Acquirable Within 60 Days” column relate to options issued pursuant to the Company’s 2000 Long-Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a the MAS Agreement with Capital Partners whereby Capital Partners provides certain management advisory services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy.  The MAS Agreement is effective for the calendar year and terminable by either Capital Partners or the Company as of any December 31 upon not less than 60 days’ prior written notice to the other.  Fees paid to Capital Partners for management advisory services were $1,550, $1,400, and $1,273 in the years ended December 31, 2004, 2003 and 2002, respectively.  The Company also reimbursed Capital Partners for travel-related expenses of $22 during 2004.

In addition, the Company has agreed to pay fees to Capital Partners for acquisition opportunities presented to the Company at usual and customary rates for investment banking fees for transactions of similar size and complexity.  Capital Partners is under no obligation to present to the Company any or all acquisition candidates of which it becomes aware.  Furthermore, the Company is under no obligation to utilize Capital Partners for investment banking services.  The payment of an investment banking fee to Capital Partners is subject to Board of Directors, Audit Committee and Compensation Committee’s approval.  In 2003, the Company paid a one-time investment banking fee of $150 to Capital Partners as compensation for the services it performed relative to the Octagon acquisition.

Amounts due to Capital Partners were $16 and $293 at December 31, 2004 and 2003, respectively.  Fees paid to Capital Partners are generally subordinate to the rights of the lenders to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In addition to retaining Ernst & Young LLP to audit the consolidated financial statements for 2004 and 2003, the Company and its subsidiaries retained Ernst & Young LLP to provide audit-related and tax services in 2004 and 2003.  The aggregate fees for professional services by Ernst & Young LLP in 2004 and 2003 were as follows:

Audit Fees:  The Company was charged $1,750 and $467 for services rendered in connection with the annual audit of the Company’s consolidated financial statements for 2004 and 2003, respectively, and $206 and $94 for services rendered for three quarterly reviews of the financial statements during 2004 and 2003, respectively.  Also in 2004, the Company was charged $732 for services and procedures relating to the Investigation and an additional $140 for services rendered for the annual audit of the Company’s consolidated financial statements for 2003. In 2003, the Company incurred an additional $89 for services rendered for the annual audit of the Company’s consolidated financial statements for 2002.

Audit-Related Fees:  The Company was charged $170 in 2003 for fees associated with the audit for the acquisition of Octagon which was acquired during the year.

Tax Fees:  The Company was charged $120 and $90 for tax compliance services for the Company and its subsidiaries for 2004 and 2003, respectively.  The Company was charged $30 in 2004 and $326 in 2003 for specific subsidiary tax advice.

All Other Fees:  The aggregate Ernst & Young fees for services other than as set forth above were $0 and $5 in 2004 and 2003, respectively.

All of the services provided above were pre-approved by the Audit Committee pursuant to policies set forth in the Company’s Audit Committee Charter.  The Audit Committee considered that the provision of these services was compatible with maintaining Ernst & Young LLP’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)           (1) Financial Statements and Financial Statement Schedule and (2) See “Index to Consolidated Financial Statements” set forth in Item 8. of this Form 10-K.

(a)                                  (3) Exhibits Required To Be Filed By Item 601 of Regulation S-K

The documents required to be filed as exhibits to this Form 10-K are listed below.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is marked with an asterisk.  All other schedules of the Company for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

EXHIBIT NO.		DESCRIPTION OF DOCUMENT

3.1	—

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K Current Report dated June 22, 1990), and amendment thereto (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-K Current Report dated February 23, 1994).

3.1A	—

Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1A to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 1996).

3.1B	—

Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1B to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 1996).

3.2	—	By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K Current Report dated June 22, 1990).

4.2	—	Reference is made to Exhibit 3.1.

10.7	—

Advisory Services Agreement dated as of April 27, 1990 and effective as of January 26, 1990, between Security Capital Corporation and Capital Partners, Inc. (“Capital Partners”) (incorporated by reference to Exhibit (10)(B) to the Registrant’s Form 10-Q Quarterly Report for the period ended March 31, 1991).

10.8	—

Loan Agreement dated June 11, 2004 among Pumpkin Ltd., as borrower, Pumpkin Masters Holdings, Inc. and Security Capital Corporation, as Guarantors, and Bank One, N.A., as lender (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2004).

10.9	—

Amended and Restated Management Advisory Service Agreement dated January 1, 2004 between Security Capital Corporation (“Security Capital”) and Capital Partners (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2004).

10.10+	—

Second Amended and Restated Loan Agreement dated March 31, 2005 among WC Holdings, Inc.. CompManagement, Inc., CompManagement Health Systems, Inc., CompManagement Integrated Disability Services, Inc., CMI Management Company, CompManagement of Virginia, Inc., CompManagement Disability Services Company, CMI Barron Risk Management Services, Inc., KRAMMCO Inc., Integrated Claims Strategies, Inc., Octagon Risk Services, Inc., Managed Care Holdings Corporation and Caronia Corporation, as Borrowers and JP Morgan Chase Bank, as Lender.

10.11+	—

Stock Purchase Agreement dated March 31, 2005 between Continental Casuality Company, as Seller and Octagon Risk Services, Inc., as Purchaser relating to Managed Care Holdings Corporation and its subsidiary, Caronia Corp.

10.20	—

Registration Rights Agreement and Amendment to Stock Purchase Agreement dated as of March 28, 1994 among the Registrant, CP Acquisition and FGS, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-74680)).

10.23	—

Loan and Security Agreement dated as of December 31, 2001 (loan funds drawn on January 3, 2002) among Possible Dreams Ltd. and LaSalle Business Credit Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K Annual Report dated December 31, 2001).

10.24	—

Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.25	—

Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 1996).

10.26	—

Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.27	—

Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 1996).

10.28	—

Credit Agreement dated as of May 17, 1996 among Possible Dreams, P.D. Holdings, Inc., a Delaware corporation (“Holdings”), the Lenders referred to therein and NationsCredit Commercial Corporation (“NationsCredit”), as Agent (incorporated by reference to Exhibit 4 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.29	—	Warrant dated May 17, 1996 from Possible Dreams to NationsCredit (incorporated by reference to Exhibit 5 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.30	—

Warrantholders Rights Agreement dated as of May 17, 1996 among Possible Dreams, Holdings, Security Capital, Warren Stanley and Arnold Lee and NationsCredit (incorporated by reference to Exhibit 6 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.31	—

Security Capital Pledge and Guarantee Agreement dated as of May 17, 1996 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 7 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.32	—	Holdings Pledge Agreement dated as of May 17, 1996 among Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 8 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.33	—

Investors Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 9 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.34	—

Sellers Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.38	—

First Amendment to Advisory Services Agreement dated as of May 17, 1996 by and between Security Capital and Capital Partners (incorporated by reference to Exhibit 14 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.39	—

Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 15 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.40	—

Asset Purchase Agreement dated as of June 27, 1997 by and among Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation (the “Seller”), Pumpkin Ltd., a Delaware corporation (“Pumpkin”), Pumpkin Masters Holdings, Inc., a Delaware corporation (“Pumpkin Holdings”), and Security Capital (incorporated by reference to Exhibit 1(c)(1) to the Registrant’s  Form 8-K Current Report dated June 27, 1997).

10.41	—

Credit Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Lenders referred to therein and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.42	—	Warrant dated June 27, 1997 from Pumpkin to NationsCredit (incorporated by reference to Exhibit 1(c)(3) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.43	—

Warrantholders Rights Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, Security Capital, Seller and NationsCredit (incorporated by reference to Exhibit 1(c)(4) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.44	—

Company Security Agreement dated as of June 27, 1997 between Pumpkin and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(5) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.45	—

Pumpkin Holdings Pledge Agreement dated as of June 27, 1997 between Pumpkin Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(6) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.46	—

Security Capital Pledge and Guarantee Agreement dated as of June 27, 1997 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(7) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.47	—

Security Capital Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(8) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.48	—

Investors Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(9) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.49	—

Seller Subordination Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(10) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.50	—

Stockholders’ Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings and Gay Burke (incorporated by reference to Exhibit 1(c)(11) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.51	—

Loan and Security Agreement dated June 13, 2001 between Pumpkin and LaSalle Business Credit (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K Annual Report dated December 31, 2001).

10.55	—

Advisory Services Agreement dated June 27, 1997, by and between Pumpkin and Security Capital (incorporated by reference to Exhibit 1(c)(16) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.56	—

Second Amendment to Advisory Services Agreement dated June 27, 1997 by and between Security Capital and Capital Partners (incorporated by reference to Exhibit 1(c)(17) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.57	—

Joinder Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and Security Capital to Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 1(c)(18) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.61	—

Stock Purchase Agreement, dated April 6, 1999, by and among Primrose Holdings, Inc., a Delaware corporation (“Holdings”), Security Capital, and Paul L. Erwin Grantor Retained Annuity Trust (together with Paul L. Erwin, the “Shareholders”) (incorporated by reference to Exhibit 1(c)(1) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.62	—

Credit Agreement, dated April 6, 1997, among Primrose School Franchising Company, (“Primrose”), Holdings, the Lenders referred to therein and Canadian Imperial Bank of Commerce (“CIBC”), as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.63	—	Warrant Agreement, dated as of April 6, 1999 between Security Capital and CIBC (incorporated by reference to Exhibit 1(c)(3) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.65	—

Management Advisory Services Agreement, dated as of April 6, 1999, by and among Primrose, Metrocorp, Country Day and Security Capital (incorporated by reference to Exhibit 1(c)(5) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.66	—

Third Amendment to Advisory Services Agreement, dated April 6, 1999, by and between Security Capital and Capital Partners (incorporated by reference to Exhibit 1(c)(6) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.67	—

Tax Sharing Joinder Agreement, dated April 6, 1999, among Holdings, Primrose, Metrocorp, Country Day and Security Capital to Consolidated Income Tax Sharing Agreement, dated as of April 17 1996, among Possible Dreams, Ltd., P.D. Holdings, Inc. and Security Capital (incorporated by reference to Exhibit 1(c)(7) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.68	—

Lease Agreement, dated April 6, 1999 by and between Erwin Family Partnership, LLLP and Primrose (incorporated by reference to Exhibit 1(c)(8) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.69	—	Lease Agreement, dated April 6, 1999 by and between Paul L. Erwin and Country Day (incorporated by reference to Exhibit 1(c)(9) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.70	—

Stockholders’ Agreement dated as of December 21, 2000, by and among Security Capital, WC Holdings, Inc. (“WC Holdings”), HP Acquisition, WC, CompManagement, Inc. (“CMI”), CompManagement Health Systems, Inc. (“CHS”), M&N Enterprises, Inc. (“M&NE”), M&N Risk Management, Inc. (“M&NRM”) (CMI, CHS, M&NE and M&NRM being collectively referred to with WC as the “Companies”), Robert J. Bossart, Jonathan R. Wagner, Richard T. Kurth, Randy E. Jones, Daniel R. Sullivan and Paul A. Miller (incorporated by reference to Exhibit 1(c)(4.1) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.71	—

Loan Agreement dated as of December 21, 2000, among each of the Companies, as borrowers, WC Holdings, as guarantor, and Bank One, N.A. (“Bank One”), as lender (incorporated by reference to Exhibit 1(c)(99.1) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.72	—

Note Purchase Agreement dated as of December 21, 2000, among WC Holdings, as borrower, each of the Companies, as a guarantor, and Banc One Mezzanine Corporation (“Banc One Mezzanine”), as purchaser (incorporated by reference to Exhibit 1(c)(99.2) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.73	—

Intercreditor and Subordination Agreement dated as of December 21, 2000, among the Companies, WC Holdings, Bank One and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.3) to the registrant’s Form 8-K Current Report dated December 21, 2000).

10.74	—

Capital Contribution Agreement dated as of December 21, 2000, between Security Capital and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.4) to the Registrant’s Form 8-K Current report dated December 21, 2000).

10.75	—

Tax Allocation Agreement dated as of December 21, 2000, among Security Capital, WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.5) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.76	—

Management Advisory Services Agreement dated as of December 21, 2000, among each of the Companies and Security Capital (incorporated by reference to Exhibit 1(c)(99.6) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.77	—

Fourth Amendment to Advisory Services Agreement dated as of December 21, 2000 between Security Capital and Capital Partners (incorporated by reference to Exhibit 1(c)(99.7) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.78*	—

Employment Agreement effective as of December 21, 2000 among WC Holdings, WC, CMI, CHS and Robert J. Bossart (incorporated by reference to Exhibit 1(c)(99.8) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.79*	—

Employment Agreement effective as of December 21, 2000 among WC Holdings, WC, CMI, CHS and Jonathan R. Wagner (incorporated by reference to Exhibit 1(c)(99.9) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.80*	—

Employment Agreement effective as of December 21, 2000 among WC Holdings, WC, CMI, CHS and Richard T. Kurth (incorporated by reference to Exhibit 1(c)(99.10) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.81*	—

Employment Agreement effective as of December 21, 2000 among WC Holdings, WC, CMI, CHS and Randy E. Jones (incorporated by reference to Exhibit 1(c)(99.11) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.82*	—

Employment Agreement effective as of December 21, 2000 among WC Holdings, WC, CMI, CHS and Daniel R. Sullivan (incorporated by reference to Exhibit 1(c)(99.12) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.83*	—

Employment Agreement effective as of December 21, 2000 among WC Holdings, WC, CMI, CHS and Paul A. Miller (incorporated by reference to Exhibit 1(c)(99.13) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.84	—

Management Consulting Agreement dated as of December 21, 2000, among WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.14) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.85*	—	CompManagement, Inc. Deferred Compensation Plan adopted December 21, 2000 (incorporated by reference to Exhibit 99.15 to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.87*	—	Security Capital Corporation’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 1(4.) to the Registrant’s Registration Statement on Form S-8 dated February 8, 2001).

10.88	—

Loan Agreement dated as of April 5, 2002 among Primrose, as Borrower, Holdings and Security Capital, as Corporate Guarantors, and Bank One as Lender (incorporated by reference to Exhibit 1 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.89	—

Unconditional Corporate Guaranty Agreement dated as of April 5, 2002 between Security Capital and Bank One (incorporated by reference to Exhibit 2 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.90	—

Fifth Amendment to Advisory Services Agreement dated as of April 5, 2002 by and between Security Capital and Capital Partners (incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.91	—

Amended and Restated Management Advisory Services Agreement dated as of April 5, 2002 between Jewel I, Inc. d/b/a Primrose Country Day School and Primrose and Security Capital (incorporated by reference to Exhibit 4 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.92	—

Reimbursement Agreement dated as of April 5, 2002 by and between Brian D. Fitzgerald, Security Capital and Primrose (incorporated by reference to Exhibit 5 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.93	—

Guaranty Fee Agreement dated as of April 5, 2002 by and between Security Capital and Brian D. Fitzgerald (incorporated by reference to Exhibit 6 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.94	—

First Amendment to Loan Agreement dated as of December 31, 2002 by and among Primrose Holdings, Security Capital, Brian D. Fitzgerald and Bank One (incorporated by reference to Exhibit 10.94 of the Registrant’s
Form 10-K for the year ended December 31, 2002).

10.95	—

Advisory Services Agreement dated as of January 1, 2003 between Security Capital and Capital Partners (incorporated by reference to Exhibit 10.95 of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.96	—

First Amendment to Advisory Services Agreement dated as of November 4, 2003 between Security Capital and Capital Partners (incorporated by reference to Exhibit 10.96 of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.97	—

Amended and restated loan agreement dated as of October 3, 2003 among Health Power, Inc., CMI, CHS, CompManagement Integrated Disability Services, Inc., CMI Management Company, CompManagement of Virginia, Inc., CompManagement Disability Services Company, CMI Barron Risk Management Services, Inc. and Octagon Risk Services, Inc., as Borrowers, WC Holdings, Inc., as Guarantor and Bank One, as Lender (incorporated by reference to Exhibit 10.97 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.98	—

10%-16% Senior Subordinated Promissory Note, due September 30, 2008, issued by Security Capital in favor of J.H. Whitney Mezzanine Fund L.P. in the amount of $30.0 million (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated January 15, 2004).

10.99	—

Security Purchase Agreement dated as of January 14, 2004, by and between Security Capital and J.H. Whitney Mezzanine Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated January 15, 2004).

21+	—	Subsidiaries of the Registrant.

23.1+	—	Consent of Ernst & Young, LLP.

31.1+	—	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	—	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: June 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	POSITION	DATE

/s/ BRIAN D. FITZGERALD	Chairman of the Board (Principal Executive Officer)	June 28, 2005
Brian D. Fitzgerald

/s/ WILLIAM R. SCHLUETER	Chief Financial Officer (Principal Accounting Officer)	June 28, 2005
William R. Schlueter

/s/ A. GEORGE GEBAUER	Vice Chairman	June 28, 2005
A. George Gebauer

/s/ SAMUEL B. FORTENBAUGH, III	Director	June 28, 2005
Samuel B. Fortenbaugh, III

/s/ JOHN H.F. HASKELL, Jr.	Director	June 28, 2005
John H.F. Haskell, Jr.

/s/ EDWARD W. KELLEY, JR.	Director	June 28, 2005
Edward W. Kelley, Jr.

/s/ M. PAUL KELLY	Director	June 28, 2005
M. Paul Kelly

/s/ ROBERT M. WILLIAMS SR.	Director	June 28, 2005
Robert M. Williams Sr.

INDEX TO EXHIBITS

The documents required to be filed as exhibits to this Form 10-K are listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is marked with an asterisk.

EXHIBIT NO.		DESCRIPTION OF DOCUMENT

3.1	—

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K Current Report dated June 22, 1990), and amendment thereto (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-K Current Report dated February 23, 1994).

3.1A	—

Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1A to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 1996).

3.1B	—

Certificate of Amendment dated March 27, 1996 to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1B to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 1996).

3.2	—	By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K Current Report dated June 22, 1990).

4.2	—	Reference is made to Exhibit 3.1.

10.7	—

Advisory Services Agreement dated as of April 27, 1990 and effective as of January 26, 1990, between Security Capital Corporation and Capital Partners, Inc. (“Capital Partners”) (incorporated by reference to Exhibit (10)(B) to the Registrant’s Form 10-Q Quarterly Report for the period ended March 31, 1991).

10.8	—

Loan Agreement dated June 11, 2004 among Pumpkin Ltd., as borrower, Pumpkin Masters Holdings, Inc. and Security Capital Corporation, as Guarantors, and Bank One, N.A., as lender (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2004).

10.9	—

Amended and Restated Management Advisory Service Agreement dated January 1, 2004 between Security Capital Corporation (“Security Capital”) and Capital Partners (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2004).

10.10+	—

Second Amended and Restated Loan Agreement dated March 31, 2005 among WC Holdings, Inc.. CompManagement, Inc., CompManagement Health Systems, Inc., CompManagement Integrated Disability Services, Inc., CMI Management Company, CompManagement of Virginia, Inc., CompManagement Disability Services Company, CMI Barron Risk Management Services, Inc., KRAMMCO Inc., Integrated Claims Strategies, Inc., Octagon Risk Services, Inc., Managed Care Holdings Corporation and Caronia Corporation, as Borrowers and JP Morgan Chase Bank, as Lender.

10.11+	—

Stock Purchase Agreement dated March 31, 2005 between Continental Casuality Company, as Seller and Octagon Risk Services, Inc., as Purchaser relating to Managed Care Holdings Corporation and its subsidiary, Caronia Corp.

10.20	—

Registration Rights Agreement and Amendment to Stock Purchase Agreement dated as of March 28, 1994 among the Registrant, CP Acquisition and FGS, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-74680)).

10.23	—

Loan and Security Agreement dated as of December 31, 2001 (loan funds drawn on January 3, 2002) among Possible Dreams Ltd. and LaSalle Business Credit Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K Annual Report dated December 31, 2001).

10.24	—

Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.25	—

Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $2,128,000 from Possible Dreams to Possible Dreams, Ltd., a Massachusetts corporation (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 1996).

10.26	—

Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.27	—

Corrective Amendment dated November 25, 1996 to Subordinated Promissory Note dated May 17, 1996 in the amount of $332,000 from Possible Dreams to Columbia National Corporation (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 1996).

10.28	—

Credit Agreement dated as of May 17, 1996 among Possible Dreams, P.D. Holdings, Inc., a Delaware corporation (“Holdings”), the Lenders referred to therein and NationsCredit Commercial Corporation (“NationsCredit”), as Agent (incorporated by reference to Exhibit 4 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.29	—	Warrant dated May 17, 1996 from Possible Dreams to NationsCredit (incorporated by reference to Exhibit 5 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.30	—

Warrantholders Rights Agreement dated as of May 17, 1996 among Possible Dreams, Holdings, Security Capital, Warren Stanley and Arnold Lee and NationsCredit (incorporated by reference to Exhibit 6 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.31	—

Security Capital Pledge and Guarantee Agreement dated as of May 17, 1996 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 7 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.32	—	Holdings Pledge Agreement dated as of May 17, 1996 among Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 8 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.33	—

Investors Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 9 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.34	—

Sellers Subordination Agreement dated as of May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.38	—

First Amendment to Advisory Services Agreement dated as of May 17, 1996 by and between Security Capital and Capital Partners (incorporated by reference to Exhibit 14 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.39	—

Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 15 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.40	—

Asset Purchase Agreement dated as of June 27, 1997 by and among Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation (the “Seller”), Pumpkin Ltd., a Delaware corporation (“Pumpkin”), Pumpkin Masters Holdings, Inc., a Delaware corporation (“Pumpkin Holdings”), and Security Capital (incorporated by reference to Exhibit 1(c)(1) to the Registrant’s  Form 8-K Current Report dated June 27, 1997).

10.41	—

Credit Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Lenders referred to therein and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.42	—	Warrant dated June 27, 1997 from Pumpkin to NationsCredit (incorporated by reference to Exhibit 1(c)(3) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.43	—

Warrantholders Rights Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, Security Capital, Seller and NationsCredit (incorporated by reference to Exhibit 1(c)(4) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.44	—

Company Security Agreement dated as of June 27, 1997 between Pumpkin and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(5) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.45	—

Pumpkin Holdings Pledge Agreement dated as of June 27, 1997 between Pumpkin Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(6) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.46	—

Security Capital Pledge and Guarantee Agreement dated as of June 27, 1997 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(7) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.47	—

Security Capital Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(8) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.48	—

Investors Subordination Agreement dated as of June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(9) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.49	—

Seller Subordination Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(10) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.50	—

Stockholders’ Agreement dated as of June 27, 1997 among Pumpkin, Pumpkin Holdings and Gay Burke (incorporated by reference to Exhibit 1(c)(11) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.51	—

Loan and Security Agreement dated June 13, 2001 between Pumpkin and LaSalle Business Credit (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K Annual Report dated December 31, 2001).

10.55	—

Advisory Services Agreement dated June 27, 1997, by and between Pumpkin and Security Capital (incorporated by reference to Exhibit 1(c)(16) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.56	—

Second Amendment to Advisory Services Agreement dated June 27, 1997 by and between Security Capital and Capital Partners (incorporated by reference to Exhibit 1(c)(17) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.57	—

Joinder Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and Security Capital to Consolidated Income Tax Sharing Agreement dated as of May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 1(c)(18) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.61	—

Stock Purchase Agreement, dated April 6, 1999, by and among Primrose Holdings, Inc., a Delaware corporation (“Holdings”), Security Capital, and Paul L. Erwin Grantor Retained Annuity Trust (together with Paul L. Erwin, the “Shareholders”) (incorporated by reference to Exhibit 1(c)(1) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.62	—

Credit Agreement, dated April 6, 1997, among Primrose School Franchising Company, (“Primrose”), Holdings, the Lenders referred to therein and Canadian Imperial Bank of Commerce (“CIBC”), as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.63	—	Warrant Agreement, dated as of April 6, 1999 between Security Capital and CIBC (incorporated by reference to Exhibit 1(c)(3) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.65	—

Management Advisory Services Agreement, dated as of April 6, 1999, by and among Primrose, Metrocorp, Country Day and Security Capital (incorporated by reference to Exhibit 1(c)(5) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.66	—

Third Amendment to Advisory Services Agreement, dated April 6, 1999, by and between Security Capital and Capital Partners (incorporated by reference to Exhibit 1(c)(6) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.67	—

Tax Sharing Joinder Agreement, dated April 6, 1999, among Holdings, Primrose, Metrocorp, Country Day and Security Capital to Consolidated Income Tax Sharing Agreement, dated as of April 17 1996, among Possible Dreams, Ltd., P.D. Holdings, Inc. and Security Capital (incorporated by reference to Exhibit 1(c)(7) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.68	—

Lease Agreement, dated April 6, 1999 by and between Erwin Family Partnership, LLLP and Primrose (incorporated by reference to Exhibit 1(c)(8) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.69	—	Lease Agreement, dated April 6, 1999 by and between Paul L. Erwin and Country Day (incorporated by reference to Exhibit 1(c)(9) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.70	—

Stockholders’ Agreement dated as of December 21, 2000, by and among Security Capital, WC Holdings, Inc. (“WC Holdings”), HP Acquisition, WC, CompManagement, Inc. (“CMI”), CompManagement Health Systems, Inc. (“CHS”), M&N Enterprises, Inc. (“M&NE”), M&N Risk Management, Inc. (“M&NRM”) (CMI, CHS, M&NE and M&NRM being collectively referred to with WC as the “Companies”), Robert J. Bossart, Jonathan R. Wagner, Richard T. Kurth, Randy E. Jones, Daniel R. Sullivan and Paul A. Miller (incorporated by reference to Exhibit 1(c)(4.1) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.71	—

Loan Agreement dated as of December 21, 2000, among each of the Companies, as borrowers, WC Holdings, as guarantor, and Bank One, N.A. (“Bank One”), as lender (incorporated by reference to Exhibit 1(c)(99.1) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.72	—

Note Purchase Agreement dated as of December 21, 2000, among WC Holdings, as borrower, each of the Companies, as a guarantor, and Banc One Mezzanine Corporation (“Banc One Mezzanine”), as purchaser (incorporated by reference to Exhibit 1(c)(99.2) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.73	—

Intercreditor and Subordination Agreement dated as of December 21, 2000, among the Companies, WC Holdings, Bank One and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.3) to the registrant’s Form 8-K Current Report dated December 21, 2000).

10.74	—

Capital Contribution Agreement dated as of December 21, 2000, between Security Capital and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.4) to the Registrant’s Form 8-K Current report dated December 21, 2000).

10.75	—

Tax Allocation Agreement dated as of December 21, 2000, among Security Capital, WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.5) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.76	—

Management Advisory Services Agreement dated as of December 21, 2000, among each of the Companies and Security Capital (incorporated by reference to Exhibit 1(c)(99.6) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.77	—

Fourth Amendment to Advisory Services Agreement dated as of December 21, 2000 between Security Capital and Capital Partners (incorporated by reference to Exhibit 1(c)(99.7) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.78*	—

Employment Agreement effective as of December 21, 2000 among WC Holdings, WC, CMI, CHS and Robert J. Bossart (incorporated by reference to Exhibit 1(c)(99.8) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.79*	—

Employment Agreement effective as of December 21, 2000 among WC Holdings, WC, CMI, CHS and Jonathan R. Wagner (incorporated by reference to Exhibit 1(c)(99.9) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.80*	—

Employment Agreement effective as of December 21, 2000 among WC Holdings, WC, CMI, CHS and Richard T. Kurth (incorporated by reference to Exhibit 1(c)(99.10) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.81*	—

Employment Agreement effective as of December 21, 2000 among WC Holdings, WC, CMI, CHS and Randy E. Jones (incorporated by reference to Exhibit 1(c)(99.11) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.82*	—

Employment Agreement effective as of December 21, 2000 among WC Holdings, WC, CMI, CHS and Daniel R. Sullivan (incorporated by reference to Exhibit 1(c)(99.12) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.83*	—

Employment Agreement effective as of December 21, 2000 among WC Holdings, WC, CMI, CHS and Paul A. Miller (incorporated by reference to Exhibit 1(c)(99.13) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.84	—

Management Consulting Agreement dated as of December 21, 2000, among WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.14) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.85*	—	CompManagement, Inc. Deferred Compensation Plan adopted December 21, 2000 (incorporated by reference to Exhibit 99.15 to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.87*	—	Security Capital Corporation’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 1(4.) to the Registrant’s Registration Statement on Form S-8 dated February 8, 2001).

10.88	—

Loan Agreement dated as of April 5, 2002 among Primrose, as Borrower, Holdings and Security Capital, as Corporate Guarantors, and Bank One as Lender (incorporated by reference to Exhibit 1 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.89	—

Unconditional Corporate Guaranty Agreement dated as of April 5, 2002 between Security Capital and Bank One (incorporated by reference to Exhibit 2 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.90	—

Fifth Amendment to Advisory Services Agreement dated as of April 5, 2002 by and between Security Capital and Capital Partners (incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.91	—

Amended and Restated Management Advisory Services Agreement dated as of April 5, 2002 between Jewel I, Inc. d/b/a Primrose Country Day School and Primrose and Security Capital (incorporated by reference to Exhibit 4 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.92	—

Reimbursement Agreement dated as of April 5, 2002 by and between Brian D. Fitzgerald, Security Capital and Primrose (incorporated by reference to Exhibit 5 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.93	—

Guaranty Fee Agreement dated as of April 5, 2002 by and between Security Capital and Brian D. Fitzgerald (incorporated by reference to Exhibit 6 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.94	—

First Amendment to Loan Agreement dated as of December 31, 2002 by and among Primrose Holdings, Security Capital, Brian D. Fitzgerald and Bank One (incorporated by reference to Exhibit 10.94 of the Registrant’s
Form 10-K for the year ended December 31, 2002).

10.95	—

Advisory Services Agreement dated as of January 1, 2003 between Security Capital and Capital Partners (incorporated by reference to Exhibit 10.95 of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.96	—

First Amendment to Advisory Services Agreement dated as of November 4, 2003 between Security Capital and Capital Partners (incorporated by reference to Exhibit 10.96 of the Registrant’s Form 10-K for the year ended December 31, 2003).

10.97	—

Amended and restated loan agreement dated as of October 3, 2003 among Health Power, Inc., CMI, CHS, CompManagement Integrated Disability Services, Inc., CMI Management Company, CompManagement of Virginia, Inc., CompManagement Disability Services Company, CMI Barron Risk Management Services, Inc. and Octagon Risk Services, Inc., as Borrowers, WC Holdings, Inc., as Guarantor and Bank One, as Lender (incorporated by reference to Exhibit 10.97 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.98	—

10%-16% Senior Subordinated Promissory Note, due September 30, 2008, issued by Security Capital in favor of J.H. Whitney Mezzanine Fund L.P. in the amount of $30.0 million (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated January 15, 2004).

10.99	—

Security Purchase Agreement dated as of January 14, 2004, by and between Security Capital and J.H. Whitney Mezzanine Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated January 15, 2004).

21+	—	Subsidiaries of the Registrant.

23.1+	—	Consent of Ernst & Young, LLP.

31.1+	—	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	—	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                         Filed herewith.