Form 10-Q
period 2005-03-31
SECURITY CAPITAL CORP/DE/
filed 2005-09-01
CIK 314340

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

As of August 25, 2005, there were 6,770,587 outstanding shares of Class A Common Stock, par value $ 0.01, and 380 outstanding shares of Common Stock, par value $ 0.01, of the registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Security Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$22,472	$12,488
Restricted cash	425	373
Accounts receivable, net	16,246	18,340
Reimbursable assignment development costs, net	2,044	1,548
Deferred income taxes	2,681	2,681
Other current assets	1,241	1,345
Total current assets	45,109	36,775
Property and equipment, net	6,018	6,036
Goodwill, net	72,533	59,041
Identified intangible assets, net	20,284	12,563
Deferred income taxes	—	1,358
Other assets	966	862
Total assets	$144,910	$116,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,024	$5,363
Accrued expenses and other liabilities	13,777	9,899
Income taxes payable	5,593	8,191
Unearned revenue	31,584	24,566
Current portion of long-term debt	8,100	5,970
Total current liabilities	64,078	53,989
Long-term debt	32,400	18,959
Other long-term obligations	978	2,297
Deferred income taxes	2,128	—
Minority interests	6,298	6,023
Stockholders’ equity:
Common stock, $0.01 par value, 7,500 shares authorized; 380 shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 10,000,000 shares authorized; 6,778,309 shares issued, 6,770,587 and 6,450,587 shares outstanding at March 31, 2005 and December 31, 2004, respectively	68	65
Additional paid-in capital	66,351	64,395
Accumulated deficit	(27,467)	(29,067)
Accumulated other comprehensive income	161	59
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	39,028	35,367
Total liabilities and stockholders’ equity	$144,910	$116,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
		(Restated)
Revenues:
Employer cost containment and health services	$31,585	$28,213
Educational services	3,302	2,671
Total revenues	34,887	30,884
Selling, general and administrative expenses	30,425	26,079
Depreciation and amortization	1,028	938
Operating income	3,434	3,867
Interest expense	(430)	(1,356)
Other income, net	139	108
Income from continuing operations before income taxes and minority interest	3,143	2,619
Income tax expense	(1,268)	(1,096)
Minority interest in income of consolidated subsidiaries	(275)	(329)
Income from continuing operations	1,600	1,194
Loss from discontinued operations (net of income tax benefit of $351 in 2004)	—	(572)
Net income	1,600	622
Preferred stock accretion	—	(119)
Income available to common stockholders	$1,600	$503

Net income	$1,600	$622
Unrealized gain (loss) on interest rate swap, net of tax expense of $89 and minority interest expense of $26 for the quarter ended March 31, 2005 and tax benefit of $80 and minority interest benefit of $23 for the quarter ended March 31, 2004	102	(93)
Comprehensive income	$1,702	$529

Basic earnings per common share:
Earnings from continuing operations	$0.24	$0.17
Loss from discontinued operations	—	(0.09)
Basic earnings per common share available to common stockholders	$0.24	$0.08

Diluted earnings per common share:
Earnings from continuing operations	$0.23	$0.15
Loss from discontinued operations	—	(0.09)
Diluted earnings per common share available to common stockholders	$0.23	$0.06

Basic weighted average shares used in computation	6,579	6,451

Diluted weighted average shares used in computation	6,651	6,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2005	2004
		(Restated)
Cash flows from operating activities:
Income from continuing operations	$1,600	$1,194
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred income taxes	124	155
Amortization	545	457
Depreciation	483	481
Minority interest in income of consolidated subsidiaries	275	339
Amortization of deferred financing costs	41	276
Allowances for doubtful accounts and reimbursable assignment development costs	102	363
Unrealized gain on derivative	(93)	(17)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	3,252	(1,799)
Increase in reimbursable assignment development costs	(516)	(316)
Decrease (increase) in other assets	172	(565)
Increase in unearned revenue	2,716	5,086
Decrease in accounts payable, accrued expenses and other liabilities	(2,195)	(1,379)
Net cash provided by operating activities	6,506	4,292

Cash flows from investing activities:
Capital expenditures	(463)	(872)
Acquisitions (net of acquired cash of $2,611 in 2005)	(13,449)	(305)
Net cash used in investing activities	(13,912)	(1,177)

Cash flows from financing activities:
Proceeds from long-term borrowings (net of deferred financing costs of $141 and $712 in 2005 and 2004, respectively)	40,359	29,288
Repayments of long-term borrowings	(24,929)	(3,462)
Proceeds from employee stock option exercises	1,960	—
Transfers to restricted cash	—	(30,720)
Net cash provided by (used in) financing activities	17,390	(4,894)

Increase (decrease) in cash and cash equivalents	9,984	(1,779)
Cash and cash equivalents, beginning of period	12,488	11,645
Cash and cash equivalents, end of period	$22,472	$9,866

Supplemental cash flow information:
Noncash investing activities
Accrued transaction costs related to acquisitions	$736	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except per share amounts)

(1)  Basis of Presentation

The unaudited interim financial statements of Security Capital Corporation and its subsidiaries (“Security Capital,” the “Company,” “we,” “us” and “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.  In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made.  The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

(2)  Organization and Description of Business

Security Capital operates as a holding company that actively participates in the management of its subsidiaries.  At March 31, 2005, we operated two subsidiaries, WC Holdings, Inc. (“WC”) and Primrose Holdings, Inc. (“Primrose”).  WC is an 80%-owned subsidiary that provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  WC’s activities are primarily centered in California, Ohio, Virginia, Maryland, Texas, Michigan, Florida, Washington and Minnesota.  Primrose is a 98.5%-owned subsidiary involved in the franchising of educational childcare centers, with related activities in real estate consulting and site selection services.  Primrose schools are located in the Southeast, Southwest and Midwest.

We had two reportable operating segments at March 31, 2005.  The Employer Cost Containment and Health Services segment consists of WC, and the Educational Services segment consists of Primrose.  See Note 9 for further details regarding our reportable operating segments.

Pumpkin Masters Holdings, Inc. (“Pumpkin”) was a wholly owned subsidiary engaged in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories.  Pumpkin was reported as a discontinued operation in the 2004 period as we were committed to a plan to sell the operations of Pumpkin.  In the fourth quarter of 2004, we sold substantially all of the assets of Pumpkin.

(3)  Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements

The condensed consolidated statement of income for the quarter ended March 31, 2004 included herein has been restated to reflect the change in our accounting practices for leases and leasehold improvements.  The table below reconciles the amounts reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 to the amounts reported herein.  For additional disclosures with respect to the restatement, see our Annual Report on Form 10-K for the year ended December 31, 2004.

	As previously reported	Lease adjustments	Restated

Revenues:
Employer cost containment and health services	$28,213	$—	$28,213
Educational services	2,671	—	2,671
Total revenues	30,884	—	30,884
Selling, general and administrative expenses	25,988	91	26,079
Depreciation and amortization	936	2	938
Operating income	3,960	(93)	3,867
Interest expense	(1,356)	—	(1,356)
Other income, net	108	—	108
Income from continuing operations before income taxes and minority interest	2,712	(93)	2,619
Income tax expense	(1,133)	37	(1,096)
Minority interest in income of consolidated subsidiaries	(339)	10	(329)
Income from continuing operations	1,240	(46)	1,194
Loss from discontinued operations (net of income tax benefit of $351)	(572)	—	(572)
Net income	669	(46)	622
Preferred stock accretion	(119)	—	(119)
Income available to common stockholders	$549	$(46)	$503

Basic earnings per common share:
Earnings from continuing operations	$0.17	$—	$0.17
Loss from discontinued operations	(0.09)	—	(0.09)
Basic earnings per common share available to common stockholders	$0.08	$—	$0.08

Diluted earnings per common share:
Earnings from continuing operations	$0.15	$—	$0.15
Loss from discontinued operations	(0.09)	—	(0.09)
Diluted earnings per common share available to common stockholders	$0.06	$—	$0.06

(4)  Significant Accounting Policies

There are certain accounting policies that we believe are critical to our business and the understanding of our financial statements, either because of their magnitude to the financial statements or because they require management to make certain estimates and assumptions.  These critical accounting policies are described below.  For additional disclosures with respect to our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates include allowances for doubtful accounts and uncollectible reimbursable assignment development costs, reserves for contingencies, the utilization of carry forward tax benefits, the determination of fair value and economic lives of intangible assets, the estimates and assumptions inherent in our goodwill impairment testing procedures and the allocation of the purchase price of an acquisition to the fair value of tangible and intangible assets acquired and liabilities assumed.

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

Revenues from the Educational Services segment are composed of royalties, franchising fees, assignment fees, transfer fees, real estate services fees, forfeiture fees and tuition fees.  Royalties are received from franchisees based on a percentage of a school’s monthly revenue and include fees for corporate services provided to franchisees.  Royalty revenue is recorded in the month earned and typically collected in the subsequent month.  Franchising fees are received when a franchise agreement is signed with a franchisee and recognized as revenue when the school receives its certificate of occupancy, which is generally concurrent with the commencement of operations.  Assignment fees are received for pre-development services, such as site identification and evaluation, environmental studies, architectural and engineering services, and applying for and obtaining all required building and zoning permits (collectively, “Pre-development Services”).  Assignment fees are recognized upon the sale of the property to the franchisee.  Real estate services fees are received for consulting services related to architectural and engineering design services provided to the franchisee during the construction of the school.  These fees are received when the franchise agreement is signed with a franchisee and recognized when the school receives its certificate of occupancy.  Transfer fees are received and earned upon the sale of an existing franchise to another franchisee.  Forfeiture fees include fees applicable to the termination of franchise agreements or for the expiration of option agreements.  Tuition fees are earned at the Company-owned school and are generally billed weekly for services to be provided in the following week.  All fees received in advance of the services being provided are initially deferred.

Primrose will occasionally provide existing franchisees an option to purchase a franchise in a designated geographical area for a stated period of time (typically six to 12 months) for which Primrose receives a fee.  This fee is initially deferred when received.  When the option is exercised, the option fee is credited against the amount of the franchise fee and recognized as revenue when the school receives its certificate of occupancy.  If the option expires, the fee is recognized as a forfeiture fee.

Receivables

Receivables are composed primarily of amounts due for contract services provided by WC and royalty payments due to Primrose from franchisees.  An allowance for doubtful accounts is established based on customer credit evaluations, collection history and other pertinent information.  Receivables are generally not collateralized.

Reimbursable Assignment Development Costs

Reimbursable assignment development costs are recoverable costs incurred by Primrose on behalf of potential franchisees for Pre-development Services.  Potential franchisees are contractually obligated to reimburse Primrose for Pre-development Services upon the purchase of the property by the potential franchisee.  A reserve is established for potentially uncollectible reimbursable assignment development costs based on franchisee credit evaluations, historical experience and other pertinent information.

Goodwill and Identified Intangible Assets

Acquisitions are accounted for under the “purchase method” whereby acquired tangible and intangible assets and assumed liabilities are recorded at fair value.  Identified intangible assets are amortized over their estimated useful lives.  Goodwill is not amortized; however, it is subject to annual impairment testing.  We perform our annual goodwill impairment testing at year-end.  We review identified intangible assets, and other long-lived assets, for impairment when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.

Stock Options

The Company measures compensation cost for stock options issued to employees using the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  Under APB 25, when the exercise price of the Company’s stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized.  The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transitions and Disclosure, an amendment to FASB Statement No. 123 (“SFAS 148”).

The following table is presented in accordance with SFAS 148 and illustrates the effect on income available to common stockholders and earnings per share for the quarters ended March 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123.

	For the Quarter Ended March 31,
	2005	2004
		(Restated)
Net income, as reported	$1,600	$622
Deduct: Stock-based compensation expense determined under the fair value method, net of related tax effects and minority interest	(151)	(176)
Pro forma net income	1,449	446
Preferred stock accretion	—	(119)
Pro forma income available to common stockholders	$1,449	$327

Basic earnings per common share available to common stockholders:
As reported	$0.24	$0.09
Pro forma	$0.22	$0.06

Diluted earnings per common share available to common stockholders:
As reported	$0.23	$0.06
Pro forma	$0.21	$0.03

The fair value of options is estimated at the date of grant using a Black-Scholes option-pricing model.  This model requires management to make estimates and assumptions relating to, among other things, the expected life of the option and the expected stock price volatility.  Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.  There were no stock options granted during the first quarter of 2005.  In April of 2005, the Company granted an option to purchase 64,510 shares of Class A Common Stock at a price of $9.83 per share to a key employee.

In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  Under SFAS 123R, share-based payment awards result in a cost that should be measured at fair value on the awards’ grant dates, based on the estimated number of awards expected to vest.  SFAS 123R requires this cost to be recognized through earnings over that expected vesting period.  The provisions of SFAS 123R will become effective for the Company beginning January 1, 2006.  SFAS 123R allows public companies to select from two alternative transition methods when adopting SFAS 123R, the modified prospective application or the modified retrospective application.  Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the effective date.  Under the modified retrospective application, the provisions of SFAS 123R may be applied to (i) all awards granted, modified or settled in cash in fiscal years in which SFAS 123 was effective (years beginning after December 15, 1994) or (ii) only interim periods in the year of adoption unless the effective date of SFAS 123R coincides with a company’s fiscal year.  We are currently in the process of quantifying the impact of SFAS 123R on our financial statements, and determining which transition method to use.

(5)  Acquisitions

On March 31, 2005, the Company, through its indirect, majority-owned subsidiary, Octagon Risk Services, Inc., acquired 100% of the outstanding capital stock of Managed Care Holdings Corporation (“MCHC”) and its wholly owned subsidiary, Caronia Corporation (“Caronia”), from Continental Casualty Company for $16,000, plus $937 of transaction costs.  Caronia provides third-party professional medical liability claims administration and risk management services to hospitals and healthcare systems, physician and paraprofessional groups, nursing homes, rehabilitation centers and clinics.  Caronia is based in Melville, New York and services clients through 40 locations nationwide.  Upon the consummation of the transaction, MCHC and Caronia became part of our Employer Cost Containment and Health Services operating segment.

The acquisition was accounted for as a purchase business combination, and accordingly, the costs to acquire Caronia were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values, and any excess was allocated to goodwill.

Under the terms of the agreement governing the acquisition of Caronia, the contractual purchase price was subject to adjustment based upon the working capital of Caronia as of the closing date.  Accordingly, based on the working capital of Caronia as of the closing date, we are required to make a payment to the seller of $1,223.  This payment, which is expected to be made during the third quarter of 2005, has been reflected in accrued liabilities in the preliminary purchase price allocation shown below.  The purchase price allocation below is based on the best information currently available and is subject to change as additional information becomes available.

Total purchase price	$16,000
Transactions costs	937
Total purchase price to allocate	$16,937

Allocation of Purchase Price
Cash	$2,611
Accounts receivable, net	1,315
Fixed assets, net	66
Customer list	5,200
Trade names	3,000
Goodwill	13,491
Deferred financing costs	141
Unearned revenue	(4,302)
Accrued liabilities	(1,223)
Deferred tax liability	(3,362)
Total	$16,937

The acquisition of Caronia is reflected in our condensed consolidated balance sheet at March 31, 2005.  The following unaudited pro forma condensed consolidated statements of income for the quarters ended March 31, 2005 and 2004 present the combined results of the Company and Caronia as if the Caronia acquisition had taken place on January 1, 2004.  The pro forma amounts give effect to the amortization of intangibles, increased interest expense and the related income tax and minority interest effects. This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	For the Quarter Ended March 31,
	2005	2004
Revenues:
Employer cost containment and health services	$35,302	$31,969
Educational services	3,303	2,671
Total revenues	38,605	34,640
Selling, general and administrative expenses	33,314	29,066
Depreciation and amortization	1,233	1,143
Operating income	4,058	4,431
Interest expense	(701)	(1,490)
Other income, net	139	108
Income from continuing operations before income taxes and minority interest	3,496	3,049
Income tax expense	(1,586)	(1,229)
Minority interest in income of consolidated subsidiaries	(282)	(389)
Income from continuing operations	1,628	1,431
Loss from discontinued operations (net of income tax benefit of $351 in 2004)	—	(572)
Net income	1,628	859
Preferred stock accretion	—	(119)
Income available to common stockholders	$1,628	$740

Basic earnings per common share:
Earnings from continuing operations	$0.25	$0.20
Loss from discontinued operations	—	(0.09)
Basic earnings per common share available to common stockholders	$0.25	$0.11

Diluted earnings per common share:
Earnings from continuing operations	$0.23	$0.18
Loss from discontinued operations	—	(0.09)
Diluted earnings per common share available to common stockholders	$0.23	$0.09

During the first quarter of 2004, WC acquired 100% of the stock of KRAMMCO, Inc., an Ohio corporation, for $984, including transaction costs of $9.  KRAMMCO, Inc. is a management company whose sole asset is a management contract with the North American Employer’s Council, Inc. (“NAEC”), an Ohio not-for-profit corporation.  NAEC is an Ohio association that provides association members with, among other value-added services, an Ohio group rating sponsor.  The purchase price was allocated as follows:

Total purchase price	$975
Transactions costs	9
Total purchase price to allocate	$984

Allocation of Purchase Price
Customer list	$984
Goodwill	406
Deferred tax liability	(406)
Total	$984

(6)  Goodwill and Identified Intangible Assets

Goodwill represents the excess of the purchase price of acquisitions over the estimated fair value of the tangible and identified intangible assets acquired and liabilities assumed.  During the 2005 period, $13,491 of goodwill was recorded from the Caronia acquisition (see Note 5).

Identified intangible assets include franchise agreements, customer lists, trade names, proprietary curriculum and trademarks. Identified intangible assets are amortized on a straight-line basis over their estimated useful lives.  The cost and accumulated amortization for identified intangible assets at March 31, 2005 was as follows:

	Useful Lives	Cost	Accumulated amortization	Net

Franchise agreements	21 years	$8,750	$(2,490)	$6,260
Customer lists	5 – 10 years	12,862	(2,108)	10,754
Trade names	10 years	3,000	—	3,000
Proprietary curriculum	10 years	393	(170)	223
Trademarks	15 years	82	(35)	47
Total		$25,587	$(4,803)	$20,284

(7)  Earnings Per Common Share

Basic earnings per common share (“EPS”) are derived by dividing net income by the weighted average shares outstanding.  Diluted EPS assumes the potential dilution from the exercise of employee stock options in Company stock and in stock of subsidiary companies.  The assumed exercise of stock options of subsidiary companies has the effect of reducing our earnings (“diluted earnings”) as our overall ownership interest in the subsidiary companies, and thus our share of the net income of the subsidiaries, would be reduced.  Diluted EPS are derived by dividing the applicable diluted earnings by the weighted average shares outstanding plus the dilutive effect, if any, of outstanding stock options.  Weighted average shares outstanding include the weighted average number of Common and Class A Common shares outstanding because the two classes are identical except for certain transfer restrictions.  The calculation of basic and diluted EPS for the quarters ended March 31, 2005 and 2004 is shown below:

Quarter Ended March 31, 2005

Basic Earnings per Common Share
Net income — numerator for basic EPS	$1,600
Basic weighted average shares outstanding — denominator for basic EPS	6,579
Basic EPS	$0.24

Diluted Earnings per Common Share
Net income	$1,600
Effect on income assuming exercise of subsidiary stock options	(72)
Diluted earnings available to common stockholders — numerator for diluted EPS	1,528

Basic weighted average shares outstanding	6,579
Dilutive effect of stock options	72
Diluted weighted average shares outstanding — denominator for diluted EPS	6,651

Diluted EPS	$0.23

Quarter Ended March 31, 2004	Continuing Operations	Discontinued Operations	Total
Basic Earnings per Common Share
Net income — restated	$1,194	$(572)	$622
Preferred stock accretion	(119)	—	(119)
Income available to common stockholders — numerator for basic EPS	$1,075	$(572)	$503
Basic weighted average shares outstanding — denominator for basic EPS	6,451	6,451	6,451

Basic EPS available to common stockholders	$0.17	$(0.09)	$0.08

Diluted Earnings per Common Share
Income available to common stockholders — restated	$1,075	$(572)	$503
Effect on income assuming exercise of subsidiary stock options	(117)	—	(117)
Diluted earnings available to common stockholders — numerator for diluted EPS	$958	$(572)	$386

Basic weighted average shares outstanding	6,451	6,451	6,451
Dilutive effect of stock options	102	102	102
Diluted weighted average shares outstanding — denominator for diluted EPS	6,553	6,553	6,553

Diluted EPS available to common stockholders	$0.15	$(0.09)	$0.06

For the quarter ended March 31, 2005 and 2004, stock options to acquire 294,000 and 324,000 shares of Class A Common Stock, respectively, were excluded from the computation of diluted EPS because the effect of their assumed conversion was antidilutive.  For the quarter ended March 31, 2004, 500,000 shares of zero coupon redeemable convertible preferred stock, which were convertible into 500,000 shares of Class A Common Stock, were also excluded from the computation of diluted EPS because the effect of their assumed conversion was antidilutive.

(8)  Debt

At March 31, 2005 and December 31, 2004, debt consisted of the following:

	March 31, 2005	December 31, 2004

WC Holdings Term Loans	$40,500	$24,929
Less: current portion	8,100	5,970
Long-term debt	$32,400	$18,959

On March 31, 2005, in connection with the acquisition of Caronia, WC entered into a Second Amended and Restated Loan Agreement (the “Credit Agreement”).  The Credit Agreement provided WC with a $40,500 five-year, fully-amortizing term loan (the “Term Loan”) and an $8,000 revolving line of credit (the “WC Revolver”).  The Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option, and borrowings under the WC Revolver bear interest at LIBOR plus 2.0% or Prime minus 0.5%, at the Company’s option.  Principal payments of $675 are due monthly beginning May 1, 2005.  The proceeds of the Term Loan were used to fund the Caronia acquisition and repay then-existing outstanding debt.

At March 31, 2005 and December 31, 2004, Primrose maintained a revolver with a $1,000 borrowing capacity (the “Primrose Revolver”).  Borrowings under the Primrose Revolver bear interest at LIBOR plus 2.0% or Prime, at the Company’s option.  At March 31, 2005 and December 31, 2004, there were no borrowings outstanding under the Primrose Revolver.  The Primrose Revolver expires in December 2005.

At December 31, 2004, outstanding borrowings under the WC Holdings Senior Term Loan (the “WC Term Debt”) bore interest at Prime minus 0.5% or one-month LIBOR plus 1.75%, at the Company’s option.  Principal and interest payments were payable monthly through 2008.  WC also maintained an $8,000 revolving line of credit (the “Prior WC Revolver”).  Borrowings under the Prior WC Revolver bore interest at LIBOR plus 1.75%.  All borrowings under the WC Term Debt outstanding at March 31, 2005 were repaid with the proceeds from the Term Loan and the Prior WC Revolver was replaced by the WC Revolver.

The Term Loan, WC Revolver, and Primrose Revolver contain restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio.  Borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the Company’s ownership in the subsidiary.  The Credit Agreement contains provisions that required WC to deliver audited financial statements for 2004 to the lender by the end of April of 2005 and require WC to deliver monthly financial statements beginning April 2005.  WC obtained a waiver from the lender until June 30, 2005 to deliver its 2004 audited financial statements and until August 31, 2005 to begin delivering monthly financial statements.  WC delivered to the lender its 2004 audited financial statements prior to June 30, 2005 and will deliver monthly financial statements beginning September 2005.

(9)  Segment Disclosure

Management evaluates the performance of its segments based upon segment income, defined as earnings before interest, taxes, depreciation, amortization, minority interest, corporate and other expenses, including management fee, other income, and discontinued operations.  Segment income is used to evaluate performance because management believes this is the best financial indicator of value, of our ability to incur and service debt and to generate operating cash flows.  It is also one method by which we evaluate and value potential acquisition opportunities and by which we value our current subsidiaries.  Segment income is not a substitute for operating income or cash flows from operating activities determined in accordance with GAAP.  Segment information for the quarters ended March 31, 2005 and 2004 is as follows:

	2005	2004
		(Restated)
Revenues from external customers:
Employer cost containment and health services	$31,585	$28,213
Educational services	3,302	2,671
Total revenues	$34,887	$30,884

Segment income:
Employer cost containment and health services	$3,555	$4,165
Educational services	1,752	1,298
Total segment income	5,307	5,463

Reconciliation of segment income to net income:
Depreciation and amortization	(1,028)	(938)
Interest expense	(430)	(1,356)
Income tax expense	(1,268)	(1,096)
Minority interest	(275)	(329)
Corporate, management fee and other expenses	(845)	(658)
Other income	139	108
Loss from discontinued operations	—	(572)
Net income	$1,600	$622

(10)  Related-Party Transactions

The Company has a Management Advisory Services Agreement (the “MAS Agreement”) with Capital Partners, Inc. (“Capital Partners”), the controlling stockholder of the Company, whereby Capital Partners provides certain management advisory services related to investments, general administration (including payroll and rent), corporate development, strategic planning, stockholder relations, financial matters and general business policy.  The MAS Agreement has been approved by our Board of Directors and is effective for the calendar year.  The MAS Agreement can be terminated by either Capital Partners or the Company upon at least 60 days’ prior written notice to the other.  Fees paid to Capital Partners for management advisory services were $388 for each of the quarters ended March 31, 2005 and 2004.

In addition, the Company has agreed to pay fees to Capital Partners for acquisition opportunities presented to the Company at usual and customary rates for investment banking fees for transactions of similar size and complexity.  Capital Partners is under no obligation to present to the Company any or all acquisition candidates of which it becomes aware.  Furthermore, the Company is under no obligation to utilize Capital Partners for investment banking services.  The payment of an investment banking fee to Capital Partners is subject to the approval of the Compensation Committee, Audit Committee and the full Board.  In connection with the Caronia acquisition, an investment banking fee of $240 was paid in May of 2005 to Capital Partners.

(11)  Contingencies

CompManagement, Inc. (“CMI”), a wholly owned subsidiary of WC, was party to a lawsuit brought by the Cleveland Bar Association that alleged that certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law.  CMI believes that its practices do not differ from any other Ohio workers’ compensation third-party administrator and do not constitute the practice of law.  On May 15, 2004, the Board of Commissioners on the Unauthorized Practice of Law (the “UPL Board”) found that the activities of CMI and its hearing representatives did constitute the unauthorized practice of law; CMI appealed these findings to the Ohio State Supreme Court (the “Supreme Court”).  On December 15, 2004, the Supreme Court ruled that the activities engaged in by CMI did not constitute the unauthorized practice of law.  However, in its decision, the Supreme Court remanded the matter back to the UPL Board to consider whether those activities which were the subject of the original suit were in violation of a recently enacted Industrial Commission resolution.  Oral arguments on this issue were held on July 29, 2005.  At this time, we are unable to evaluate the outcome of this matter.

In connection with a written offer made by Mr. Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer, and, through Capital Partners, the controlling person of our majority stockholder, CP Acquisition, L.P. No. 1 (“CPI”), to acquire by merger all of the outstanding Class A Common Stock and Common Stock of Security Capital, other than shares held by Mr. Fitzgerald, Capital Partners, CPI and certain other persons, at a price of $9.00 per share (the “Initial Capital Partners Offer”), three complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the “Court”) naming the Company, each then-member of our Board of Directors and CPI as defendants.  Each of the complaints alleges that the defendants breached their fiduciary duties to the putative class and that the then-proposed Initial Capital Partners Offer was unfair, inadequate and not the result of arm’s-length negotiations.  Each complaint sought an injunction against the proposed merger or, if the merger was consummated, the rescission of the merger, as well as money damages, attorneys’ fees, expenses and other relief.  The Court has issued an order of consolidation, consolidating the three complaints into one class action.  Plaintiffs have submitted their first request for the production of documents.  At this time, we are unable to evaluate the possible outcome of the class action.

Since the announcement of the Initial Capital Partners Offer, Mr. Fitzgerald and Capital Partners have increased their offer to $10.60 per share, and offers to acquire the Company for $11.00 and $13.00 per share have been submitted by others.  In addition, on June 6, 2005, the Company announced that it had retained UBS Securities LLC to conduct a formal sale process for the Company, and that Mr. Fitzgerald and Capital Partners had declared their full support for the sale process and committed to sell the shares they control if appropriate value is achieved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Litigation Reform Act of 1995.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation and medical malpractice insurance in the various states in which the Company’s employer cost containment and health services segment operates, the Company’s ability to enhance its existing services and successfully introduce and market new services, new service developments by the Company’s competitors, market acceptance of new services of both the Company and its competitors, competitive pressures on prices, the ability to attract and retain qualified personnel, interest rates, the Company’s ability to attract qualified franchisees or access to financing for these franchisees, the effects on the Company if a lender to one of the Company’s subsidiaries utilizes remedies available to it upon an event of default on loans at one of the Company’s subsidiaries, the Company’s ability to file its Form 10-Q for the second quarter ended June 30, 2005 and regain compliance with the AMEX’s continued listing standards and decisions relative to and the outcome of any such decisions regarding strategic alternatives with respect to maximizing stockholder value and enhancing stockholder liquidity.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.  All dollar amounts are in thousands.

Company Overview

Security Capital operates as a holding company that actively participates in the management of our subsidiaries, but also gives each subsidiary a certain degree of operating autonomy, with its own chief executive officer and senior management.  The Company itself is managed by Capital Partners, pursuant to a Management Advisory Services Agreement (the “MAS Agreement”).  Capital Partners controls approximately 81% of the Company’s shares, held principally by, CP Acquisition, L.P. No. 1 (“CPI”), and provides us with management services under the MAS Agreement.  Mr. Brian Fitzgerald controls Capital Partners and serves as our Chairman of the Board of Directors, President and Chief Executive Officer.

Our current operations consist of two reportable operating segments, Employer Cost Containment and Health Services and Educational Services.  Our Employer Cost Containment and Health Services segment is conducted through our 80%-owned subsidiary, WC Holdings, Inc. (“WC”), and WC’s wholly-owned subsidiary, CompManagement, Inc. (“CMI”).  Our Educational Services segment is conducted through our 98.5%-owned subsidiary, Primrose Holdings, Inc. (“Primrose”).  In keeping with our management philosophy, senior management of WC have a 20% equity interest and senior management of Primrose have a 1.5% equity interest in our businesses.  Senior management of WC and Primrose also receive stock options in those subsidiaries.

Through CMI, WC provides various services to corporations and their employees relating to reducing or containing employers’ workers’ compensation costs, including employee lost time, medical management and administrative services related to workers’ compensation and medical liability claims, consulting, training and education services designed to improve, and manage the costs of, workplace health and safety, and, to a lesser extent, management and administrative services related to auto and general liability insurance claims.  CMI services fall into two general categories: (1) third-party administration or “TPA” services related to workers’ compensation, professional medical liability, auto and general liability claims and (2) medical management of workers’ compensation claims, or “MCO” services.

Primrose is involved in the franchising of educational child care centers, with related activities in real estate consulting and site selection services.  Currently, Primrose schools are located in the Southeast, Southwest and Midwest.

First Quarter 2005 Highlights

During the first quarter of 2005, the Audit Committee’s independent investigation of related-party transactions and conflicts of interest at CMI and CompManagement Health Systems, Inc., wholly owned subsidiaries of WC (the “Investigation”), which began in the fourth quarter of 2004, was completed.  The total cost of the Investigation was $3,000, with $2,100 included in our first quarter 2005 results.

As a result of the Investigation and a number of other unique challenges that we faced in the fourth quarter of 2004 and the first quarter of 2005, extraordinary and unforeseen demands were placed on management and the Company’s system of disclosure controls and procedures, straining the Company’s disclosure, accounting, and financial reporting resources at both WC and the corporate level.  As a result, we were unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) and this Quarterly Report on Form 10-Q (the “First Quarter Form 10-Q”).  We filed our 2004 Form 10-K on June 28, 2005.

In addition, on March 31, 2005, we acquired Caronia Corporation (“Caronia”), from Continental Casualty Company for $16,000, plus $937 of transaction costs.  Caronia provides third-party professional medical liability claims administration and risk management services to hospitals and healthcare systems, physician and paraprofessional groups, nursing homes, rehabilitation centers and clinics.  Caronia is based in Melville, New York and services clients through 40 locations nationwide.  Upon the consummation of the transaction, Caronia became part of our Employer Cost Containment and Health Services operating segment.

Despite the challenges faced by the Company during the first quarter of 2005, including the Investigation and the Caronia acquisition, we maintained our focus on building the strength of our core WC and Primrose businesses and delivering strong operating results for our stockholders.  Results at WC benefited from additional revenue from new customers added during 2004, while Primrose continues to have double-digit revenue growth quarter over quarter due to the opening of new schools and increasing revenue from existing schools.  During the 2005 quarter, Primrose opened six new schools, bringing the total number of franchised schools to 131 at March 31, 2005.  Consolidated operating income for the first quarter of 2005 was $3,434 compared to $3,867 for the first quarter of 2004, but included $2,100 of one-time expenses related to the Investigation.  Excluding these one-time expenses, operating income for the first quarter of 2005 increased $1,667, or 43% compared to the first quarter of 2004.

Recognizing that we are now a stronger and much more valuable company, and that the market for control of companies such as ours had recovered considerably over the last year and one-half, we recently announced that we retained UBS Securities LLC to assist us in a formal sale process of the Company.  While there can be no assurance that the formal sale process will result in the sale of the Company at an acceptable price, we believe that a formal sale process represents the best possibility at this time to maximize stockholder value.

In the coming months, we will continue to actively manage WC and Primrose, to keep them on a solid operational footing and to grow them internally and through acquisitions as opportunities arise.  We believe that both businesses have strong management and solid financial positions and are poised to produce improved operating results while the formal sale process continues.

Critical Accounting Policies

There are certain accounting policies that we believe are critical to our business and the understanding of our financial statements, either because of their magnitude to the financial statements or because they require management to make certain estimates and assumptions.  These critical accounting policies are described below.  For additional disclosures with respect to our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.  Significant estimates include allowances for doubtful accounts and uncollectible reimbursable assignment development costs, bankruptcy accruals, reserves for contingencies, the utilization of carry forward tax benefits, the determination of fair value and economic lives of intangible assets, the estimates and assumptions inherent in our goodwill impairment testing procedures and the allocation of the purchase price of an acquisition to the fair value of tangible and intangible assets acquired and liabilities assumed.

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

Revenues from the Educational Services segment are composed of royalties, franchising fees, assignment fees, transfer fees, real estate services fees, forfeiture fees and tuition fees.  Royalties are received from franchisees based on a percentage of the school’s monthly revenue and include fees for corporate services provided to franchisees.  Royalty revenue is recorded in the month earned and typically collected in the subsequent month.  Franchising fees are received when a franchise agreement is signed with a franchisee and recognized as revenue when the school receives its certificate of occupancy, which is generally concurrent with the commencement of operations.  Assignment fees are received for pre-development services, such as site identification and evaluation, environmental studies, architectural and engineering services, and applying for and obtaining all required building and zoning permits (collectively, “Pre-development Services”).  Assignment fees are recognized upon the sale of the property to the franchisee.  Real estate services fees are received for consulting services related to architectural and engineering design services provided to the franchisee during the construction of the school.  These fees are received when the franchise agreement is signed with a franchisee and recognized when the school receives its certificate of occupancy.  Transfer fees are received and earned upon the sale of an existing franchise to another franchisee.  Forfeiture fees include fees applicable to the termination of franchise agreements or for the expiration of option agreements.  Tuition fees are earned at the Company-owned school and are generally billed weekly for services to be provided in the following week.  All fees received in advance of the services being provided are initially deferred.

Primrose will occasionally provide existing franchisees an option to purchase a franchise in a designated geographical area for a stated period of time (typically six to 12 months) for which Primrose receives a fee.  This fee is initially deferred when received.  When the option is exercised, the option fee is credited against the amount of the franchise fee and recognized as revenue when the school receives its certificate of occupancy.  If the option expires, the fee is recognized as a forfeiture fee.

Receivables

Receivables are composed primarily of amounts due for contract services provided by WC and royalty payments due to Primrose from franchisees.  An allowance for doubtful accounts is established based on customer credit evaluations, collection history and other pertinent information.  Receivables are generally not collateralized.

Reimbursable Assignment Development Costs

Reimbursable development costs are recoverable costs incurred on behalf of potential franchisees that have executed assignment agreements with Primrose for Pre-development services.  Potential franchisees are contractually obligated to reimburse Primrose for Pre-development Services upon the purchase of the property by the potential franchisee.  A reserve is established for potentially uncollectible reimbursable assignment development costs based on franchisee credit evaluations, historical experience and other pertinent information.

Goodwill and Identified Intangible Assets

Acquisitions are accounted for under the “purchase method” whereby acquired tangible and intangible assets and assumed liabilities are recorded at fair value.  Identified intangible assets are amortized over their estimated useful lives.  Goodwill is not amortized; however, it is subject to annual impairment testing.  We perform our annual goodwill impairment testing at year-end.  We review identified intangible assets, and other long-lived assets, for impairment when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.

Stock Options

The Company measures compensation cost for stock options issued to employees using the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  Under APB 25, when the exercise price of the Company’s stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized.  The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transitions and Disclosure, an amendment to FASB Statement No. 123 (“SFAS 148”).

In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  Under SFAS 123R, share-based payment awards result in a cost that should be measured at fair value on the awards’ grant dates, based on the estimated number of awards expected to vest.  SFAS 123R requires this cost to be recognized through earnings over that expected vesting period.  The provisions of SFAS 123R will become effective for the Company beginning January 1, 2006.  SFAS 123R allows public companies to select from two alternative transition methods when adopting SFAS 123R, the modified prospective application or the modified retrospective application.  Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased, or cancelled after the effective date.  Under the modified retrospective application, the provisions of SFAS 123R may be applied to (i) all awards granted, modified or settled in cash in fiscal years in which SFAS 123 was effective (years beginning after December 15, 1994) or (ii) only interim periods in the year of adoption unless the effective date of SFAS 123R coincides with a company’s fiscal year.   We are currently in the process of quantifying the impact of SFAS 123R on our financial statements, and determining which transition method to use.

RESULTS OF OPERATIONS

Restatement of 2004 Results

The results for the quarter ended March 31, 2004 included herein have been restated to reflect a change in our accounting practices for leases and leasehold improvements in our Employer Cost Containment and Health Services segment and at our corporate headquarters (the “Restatement”).  Selling, general and administrative expense (“SG&A”) and depreciation and amortization expense (“D&A”) for the 2004 period presented in this Results of Operations have been restated to reflect the impact of the Restatement.  As a result of the Restatement, SG&A expense and D&A expense for the Employer Cost Containment and Health Services segment for the quarter ended March 31, 2004 increased by $83 and $2, respectively, and corporate SG&A expense for the quarter ended March 31, 2004 increased by $8.  For additional disclosures with respect to the Restatement, see our Annual Report on Form 10-K for the year ended December 31, 2004.

Revenues

Consolidated revenues for the quarter ended March 31, 2005 increased by $4,003, or 13% to $34,887 compared to revenues of $30,884 for the three months ended March 31, 2004.  Revenues by segment were as follows:

	For the Quarter Ended March 31,
	2005	2004

Employer Cost Containment and Health Services	$31,585	$28,213
Educational Services	3,302	2,671
Total revenues	$34,887	$30,884

Revenues from the Employer Cost Containment and Health Services segment for the quarter ended March 31, 2005, increased $3,372, or 12% to $31,585 compared to $28,213 for the same period last year.  The increase was primarily driven by customer growth at Octagon Risk Services, our a full-service claims administration and consulting services provider for workers’ compensation, medical professional liability and general liability based in California, and CompManagement Virginia, a TPA service provider based in Virginia.  The revenues of Caronia are not included in revenues for the quarter ended March 31, 2005, but will be included in revenue beginning with the second quarter of 2005.  We anticipate that Caronia revenue for the second quarter will be approximately $4,000.

Revenues from the Educational Services segment increased by $631, or 24% to $3,302 for the quarter ended March 31, 2005 compared to $2,671 for the same period of the prior year, primarily due to higher royalty revenue, franchise fees and real estate services fees.  Royalty revenue increased $238, or 10% for the quarter ended March 31, 2005 compared to the same period of the prior year due to the increase in the number of schools opened in 2005 versus 2004 and increasing same-school revenue.  Franchise fees and real estate services fee increased $292 and $60, respectively, for the first quarter of 2005 compared to the first quarter of 2004 due to the opening of six new schools during the 2005 quarter compared to no openings during the 2004 quarter.

Selling, General and Administrative Expenses

Consolidated SG&A for the quarter ended March 31, 2005 increased $4,346, or 17% to $30,425 compared to SG&A of $26,079 for the quarter ended March 31, 2004.  SG&A by segment was as follows:

	For the Quarter Ended March 31,
	2005	2004
		(Restated)

Employer Cost Containment and Health Services	$28,029	$24,041
Educational Services	1,551	1,373
Total segment SG&A	29,580	25,414
Corporate	457	277
Management fee paid to Capital Partners	388	388
Total SG&A	$30,425	$26,079

SG&A in the Employer Cost Containment and Health Services segment increased $3,988, or 17% to $28,029 for the quarter ended March 31, 2005, compared to $24,041 for the quarter ended March 31, 2004.  The increase was primarily due to expenses of $2,100 for the Investigation and higher salaries and benefits of approximately $1,700 due to increased personnel necessary to service the growth in customers and to augment our accounting and financial reporting staff through the hiring of additional permanent and temporary personnel.  The SG&A of Caronia is not included in SG&A for the quarter ended March 31, 2005, but will be included in SG&A beginning with the second quarter of 2005.  We anticipate that Caronia SG&A for the second quarter will be approximately $3,000.

SG&A in the Educational Services segment increased $178, or 13% to $1,551 for the quarter ended March 31, 2005 compared to $1,373 for the quarter ended March 31, 2004.  This increase was primarily attributable to higher salaries and benefits due to increased personnel necessary to service the increased number of franchised schools.

SG&A at our corporate headquarters increased $180, or 65% to $457 for the quarter ended March 31, 2005 compared to $277 for the quarter ended March 31, 2004.  This increase was mainly due to the additional reporting expenses surrounding the late filing of our 2004 Form 10-K, communications with the AMEX and the Caronia acquisition and the use of temporary personnel in the accounting and financial reporting area.

Under the Company’s MAS Agreement, Capital Partners provides certain management advisory services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy.  Under the MAS Agreement in effect for 2005 and 2004, the advisory fee was $1,550 per annum, subject to adjustment upon the occurrence of any unforeseen event.  Management advisory fees for each of the first quarters of 2005 and 2004 were $388, representing one quarter of the annual fee.

During the second quarter of 2005, an investment banking fee of $240 was paid to Capital Partners for services provided in connection with the Caronia acquisition.  The investment banking fee was based on 1.5% of the contractual purchase price of $16,000 and was considered usual and customary for investment banking fees for transactions the size and complexity of Caronia.  The investment banking fee was approved by the Compensation Committee, Audit Committee and the full Board of Directors.  The investment banking fee was included in the purchase price allocation for Caronia.

Depreciation and Amortization Expense

Consolidated D&A increased $90, or 10% to $1,028 for the quarter ended March 31, 2005 compared to $938 for the quarter ended March 31, 2004.  D&A by segment was as follows:

	For the Quarter Ended March 31,
	2005	2004
		(Restated)

Employer Cost Containment and Health Services	$884	$782
Educational Services	134	156
Total segment D&A	1,018	938
Corporate	10	—
Total D&A	$1,028	$938

D&A for the Employer Cost Containment and Health Services segment increased $102, or 13% to $884 for the quarter ended March 31, 2005 compared to $782 for the quarter ended March 31, 2004.  This increase was primarily due to additional depreciation expense on asset additions and an increase in amortization expense resulting from a change in the estimated useful life of an identified intangible asset (customer list).

Due to the Caronia acquisition, beginning in the second quarter of 2005 amortization expense will increase approximately $205 per quarter due to the amortization of the acquired customer list and trade names.  The aggregate value of these intangible assets was $8,200, and their estimated useful life is ten years.

Interest Expense

Consolidated interest expense decreased by $926, or 68% to $430 for the quarter ended March 31, 2005 compared to $1,356 for the quarter ended March 31, 2004.  Interest expense by segment was as follows:

	For the Quarter Ended March 31,
	2005	2004

Employer Cost Containment and Health Services	$430	$462
Educational Services	—	28
Total segment interest expense	430	490
Corporate	—	866
Total SG&A	$430	$1,356

The decrease in interest expense for corporate was due to the repayment, in September of 2004, of a $30,000 senior subordinated promissory note issued in January of 2004 (the “Note”).  In connection with the acquisition of Caronia, on March 31, 2005, WC entered into a Second Amended and Restated Loan Agreement (the “Credit Agreement”).  The Credit Agreement provided WC with a $40,500 five-year, fully-amortizing term loan (the “Term Loan”) and an $8,000 revolving line of credit (the “WC Revolver”).  The Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option, and borrowings under the WC Revolver bear interest at LIBOR plus 2.0% or Prime minus 0.5%, at the Company’s option.  Principal payments of $675 are due monthly beginning May 1, 2005.  The proceeds of the Term Loan were used to fund the Caronia acquisition and repay then-existing outstanding debt.  Beginning in the second quarter of 2005, we estimate that interest expense on the Credit Agreement will be approximately $500 per quarter.

WC seeks to mitigate its exposure to changes in variable rates through the use of interest rate swaps, which effectively convert variable rate debt to fixed rate debt.  WC has an interest rate swap agreement with a notional value of $8,500, under which it pays a fixed rate of 5.85% and receives a variable rate based on one-month LIBOR, and an interest rate swap with a notional value of $10,000 under which it pays a fixed rate of 3.44% and receives a variable rate based on one-month LIBOR.

Income Taxes

Income tax expense was $1,268 and $1,096 for the quarters ended March 31, 2005 and 2004, respectively, representing an overall effective tax rate of 40.3% and 41.8%, respectively.

While we believe that our tax return positions are fully supportable, we expect that certain positions could be challenged and that we may not be able to successfully defend our positions.  Accordingly, we establish certain reserves, including interest, for these items.  In the second quarter of 2005, the reserves established for certain positions taken on our 2001 tax return were reversed as management believes these reserves are no longer necessary.  Accordingly, our tax provision for the second quarter of 2005 will include a benefit of $1,684 due to the reversal of these reserves and related interest. This benefit will contribute approximately $0.25 and $0.24 to basic and diluted earnings per share, respectively, out of the estimated basic and diluted earnings per share for the second quarter of 2005 of $0.55 and $0.52, respectively.  This reserve reversal did not impact cash flows.

Liquidity and Capital Resources

For the quarter ended March 31, 2005, we generated $6,506 of cash flow from operations, primarily from cash collections of accounts receivable and advance payments on customer contracts.  Certain contracts require payments in advance of services being rendered, and these payments are recorded as deferred revenue until the services are provided and the revenue earned.  For the quarter ended March 31, 2004, cash flow from operations was $4,292, primarily from advance payments on customer contracts partially offset by lower cash collections of accounts receivable.

Cash used in investing activities was $13,912 for the quarter ended March 31, 2005 compared to $1,177 used in investing activities for the quarter ended March 31, 2004.  Net cash of $13,449 was used to acquire Caronia on March 31, 2005.  The purchase price for Caronia was subject to adjustment based upon the working capital of Caronia as of the closing date.  Accordingly, based on the working capital of Caronia as of the closing date, we will make an additional payment of $1,223 to the seller during the third quarter of 2005.  Also, additional transaction costs of approximately $736 have been paid subsequent to March 31, 2005.  These costs include an investment banking fee of $240 paid to Capital Partners and $396 for accounting and legal services and $100 for consulting services.

Cash provided by financing activities was $17,390 for the quarter ended March 31, 2005 compared to cash used in financing activities of $4,894 for the quarter ended March 31, 2004.  During the first quarter of 2005, we received net proceeds of $40,359 from the Credit Agreement.  These proceeds were used to fund the Caronia acquisition and to repay then-outstanding borrowings of $24,929.  We also received $1,960 from the exercise of employee stock options.  In the first quarter of 2004, we received proceeds of $30,000 from the issuance of the Note.  Under the terms of the Note, the proceeds were held in a collateral account and were to be released once a use of the proceeds was approved by the lender.

At March 31, 2005, WC maintained the $8,000 WC Revolver, and Primrose maintained a $1,000 revolving line of credit (the “Primrose Revolver”).  There were no borrowings under the WC Revolver or Primrose Revolver at March 31, 2005.  Management believes that cash flow from operations along with the available borrowing capacity under the WC Revolver and Primrose Revolver will be sufficient to fund our operations and service our debt for the next 12 to 24 months.

The Term Loan, WC Revolver and Primrose Revolver contain restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio.  Borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the Company’s ownership in the subsidiary.  The Credit Agreement contains provisions that required WC to deliver audited financial statements for 2004 to the lender by the end of April and require WC to deliver monthly financial statements beginning April 2005.  WC obtained a waiver from the lender until June 30, 2005 to deliver its 2004 audited financial statements and until August 31, 2005 to begin delivering monthly financial statements.  WC delivered to the lender its 2004 audited financial statements prior to June 30, 2005 and will deliver monthly financial statements beginning September 2005.

During April of 2005, we received notification from certain employees of WC (“WC Stockholders”) that they wished to sell or convert to Company stock their minority shares (“Shares”) in WC and exercise their vested options (“Vested Options”) to purchase shares of WC stock and sell or convert them to Company stock.  Under the terms of the agreement governing the Shares and Vested Options (the “Stockholders Agreement”), the WC Stockholders are permitted to sell or convert a maximum of 34% of their Shares and Vested Options.  We have calculated the fair market value of a share of WC stock in accordance with the calculation stipulated in the Stockholders Agreement.  We have provided the WC Stockholders with the fair market value calculation and notified them that, in accordance with the terms of the Stockholders Agreement, we intend to purchase the maximum number of Shares and Vested Options for cash and the WC Stockholders have accepted our offer.  The cost to purchase the Shares and Vested Options is approximately $4,100.

We anticipate that the funds necessary to facilitate this transaction would be initially borrowed by Primrose and dividended to Security Capital.  If the funds are transferred from Primrose to Security Capital via a dividend, the minority stockholders’ of Primrose would receive their proportionate share (1.5%) of the dividend.  A total of 980 Shares will be purchased from the WC

Stockholders, and after the purchase is completed, the WC Stockholders’ interest in Security Capital will decrease from 20% to 13.2%. We anticipate settling with the WC Stockholders in September of 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Risk Management

Market risks relating to our operations result primarily from changes in the U.S. Prime interest rate or LIBOR.  Our interest rate risk management objective is to lower our overall borrowing costs and to mitigate the impact of changing interest rates on our net income and cash flows.  We seek to achieve our objective primarily through the use of interest rate swap agreements, which effectively convert variable rate debt to fixed rate debt.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Expense” above for a discussion of our interest rate swaps.  At March 31, 2005, after the effect of the swaps, variable rate debt comprised 46% of total debt compared to 26% at December 31, 2004.  The increase in the percentage of variable rate debt was due to the issuance of the Credit Agreement on March 31, 2005.  We do not utilize interest rate swaps or other derivative financial instruments for trading or speculative purposes.

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

Market Risk Sensitive Instruments

Including the effect of the interest rate swaps, the weighted average borrowing rate for our debt portfolio was 6.4% for the first quarter of 2005 compared to 8.9% for the first quarter of 2004.  The interest rate during the 2004 period was affected by the fixed interest rate on the Note issued in January of 2004.  Assuming a one percentage point increase in our weighted average borrowing rate, interest expense would have been higher by $57 and $194 for the quarters ended March 31, 2005 and March 31, 2004, respectively.

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

During the fourth quarter of 2004 and first quarter of 2005, the Company confronted a number of unique challenges that, taken together, put extraordinary and unforeseen demands on management and the Company’s system of disclosure controls and procedures, straining the Company’s disclosure, accounting and financial reporting resources at both WC and the corporate level.  The extraordinary nature of the demands put on our control systems made it extremely difficult to record, process, summarize and report required information within the time periods specified in the SEC’s rules and forms.  The adverse effect of these challenges and demands on our ability to record, process, summarize and report required information within the time periods specified in the SEC’s rules and forms continued throughout the first and second quarters of 2005.

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

(b)                                 Change in Internal Control over Financial Reporting

During the first quarter of 2005, the Company took significant steps to increase and improve internal staffing, including the hiring of additional permanent and temporary accounting and financial reporting personnel, and its system of controls, especially as to related-party transactions and conflicts of interest.  We have redistributed our Code of Conduct to all employees and have required them to recertify to us, in writing, that they have read and understand the Code of Conduct and agree to be bound by its terms and conditions.  We have drawn upon the help, guidance and expertise of our dedicated independent directors, most notably the Chairman of our Audit Committee, and will continue to utilize this valuable resource, where appropriate.

Shortly after the Company filed its 2004 Form 10-K on June 28, 2005, management formalized its Financial Reporting and Disclosure Committee (“FRDC”).  The FRDC is comprised of the Chief Executive Officer (the “CEO”), Chief Operating Officer and Chief Financial Officer (the “CFO”) of each business unit and the lead accountants at each operating subsidiary.  The objective of the FRDC is to provide the CEO and the CFO of the Company, and all other members, sufficient information to gain an understanding of the financial results for the period and to ensure that the information contained in the financial statements is complete, accurate and prepared in accordance with generally accepted accounting principles.  The FRDC meets on a quarterly basis and each member of the FRDC is required to provide a certification to the CEO and CFO of Security Capital that, to the best of his or her knowledge, the organization’s financial statements are free from material misstatement and fairly present the results of operations, financial condition and cash flows of the organization for the period presented.

In addition to the formalization of the FRDC, in July of 2005 the Company initiated a comprehensive review and documentation of its internal control procedures, including its internal control over financial reporting (the “Internal Control Project”).  The Internal Control Project is designed to identify areas of risk, and the controls and procedures currently in place to mitigate the risk, to determine if the controls and procedures are functioning effectively, to identify controls and procedures that could be improved and to develop and design improvements to the existing system of internal control.  The Company has retained an outside consultant to assist in the Internal Control Project.

Management will continue to strive to enhance further its disclosure controls and procedures and to address its internal control over financial reporting systems for the Section 404 process ahead.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

CMI was party to a lawsuit brought by the Cleveland Bar Association that alleged that certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law.  CMI believes that its practices do not differ from any other Ohio workers’ compensation third-party administrator and do not constitute the practice of law.  On May 15, 2004, the Board of Commissioners on the Unauthorized Practice of Law (the “UPL Board”) found that the activities of CMI and its hearing representatives did constitute the unauthorized practice of law; CMI appealed these findings to the Ohio State Supreme Court (the “Supreme Court”).  On December 15, 2004, the Supreme Court ruled that the activities engaged in by CMI did not constitute the unauthorized practice of law.  However, in its decision, the Supreme Court remanded the matter back to the UPL Board to consider whether those activities which were the subject of the original suit were in violation of a recently enacted Industrial Commission resolution.  Oral arguments on this issue were held on July 29, 2005.  At this time, we are unable to evaluate the outcome of this matter.

In connection with a written offer made by Mr. Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer, and, through Capital Partners, the controlling person of our majority stockholder, CP Acquisition, L.P. No. 1 (“CPI”), to acquire by merger all of the outstanding Class A Common Stock and Common Stock of Security Capital, other than shares held by Mr. Fitzgerald, Capital Partners, CPI and certain other persons, at a price of $9.00 per share (the “Initial Capital Partners Offer”), three complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the “Court”) naming the Company, each then-member of our Board of Directors and CPI as defendants.  Each of the complaints alleges that the defendants breached their fiduciary duties to the putative class and that the then-proposed Initial Capital Partners Offer was unfair, inadequate and not the result of arm’s-length negotiations.  Each complaint sought an injunction against the proposed merger or, if the merger was consummated, the rescission of the merger, as well as money damages, attorneys’ fees, expenses and other relief.  The Court has issued an order of consolidation, consolidating the three complaints into one class action.  Plaintiffs have submitted their first request for the production of documents.  At this time, we are unable to evaluate the possible outcome of the class action.

Since the announcement of the Initial Capital Partners Offer, Mr. Fitzgerald and Capital Partners have increased their offer to $10.60 per share, and offers to acquire the Company for $11.00 and $13.00 per share have been submitted by others.  In addition, on June 7, 2005, the Company announced that it had retained UBS Securities LLC to conduct a formal sale process for the Company, and that Mr. Fitzgerald and Capital Partners had declared their full support for the sale process and committed to sell the shares they control if appropriate value is achieved.

We are party to several legal actions arising in the ordinary course of business.  It is management’s opinion that we have adequate legal defenses to these actions and that the resolution of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 6.  Exhibits

31.1

Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer of Security Capital Corporation under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation under Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 under Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer, and William R. Schlueter, Senior Vice President and Chief Financial Officer, of Security Capital Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION

Date: September 1, 2005	By:	/s/ Brian D. Fitzgerald
Brian D. Fitzgerald
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date: September 1, 2005	By:	/s/ William R. Schlueter
William R. Schlueter
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description

31.1

Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer of Security Capital Corporation under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation under Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 under Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer, and William R. Schlueter, Senior Vice President and Chief Financial Officer, of Security Capital Corporation.