Form 10-Q
period 2005-06-30
SECURITY CAPITAL CORP/DE/
filed 2005-09-16
CIK 314340

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2005.

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

As of September 15, 2005, there were 6,770,587 outstanding shares of Class A Common Stock, par value $0.01, and 380 outstanding shares of Common Stock, par value $0.01, of the registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Security Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$9,688	$12,488
Restricted cash	330	373
Accounts receivable, net	16,051	18,340
Reimbursable assignment development costs, net	3,018	1,548
Deferred income taxes	2,613	2,681
Other current assets	1,708	1,345
Total current assets	33,408	36,775
Property and equipment, net	6,083	6,036
Goodwill, net	72,557	59,041
Identified intangible assets, net	19,585	12,563
Deferred income taxes	—	1,358
Other assets	943	862
Total assets	$132,576	$116,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,844	$5,363
Note payable	2,015	—
Accrued expenses and other liabilities	13,342	9,899
Income taxes payable	3,528	8,191
Unearned revenue	19,046	24,566
Current portion of long-term debt	8,100	5,970
Total current liabilities	48,875	53,989
Long-term debt	30,375	18,959
Other long-term obligations	1,542	2,297
Deferred income taxes	2,252	—
Minority interest	6,763	6,023
Stockholders’ equity:
Common stock, $0.01 par value, 7,500 shares authorized; 380 shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 10,000,000 shares authorized; 6,778,309 shares issued, 6,770,587 and 6,450,587 shares outstanding at June 30, 2005 and December 31, 2004, respectively	68	65
Additional paid-in capital	66,351	64,395
Accumulated deficit	(23,652)	(29,067)
Accumulated other comprehensive income	87	59
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	42,769	35,367
Total liabilities and stockholders’ equity	$132,576	$116,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Employer cost containment and health services	$36,478	$29,479	$68,063	$57,692
Educational services	3,389	2,826	6,691	5,497
Total revenues	39,867	32,305	74,754	63,189
Selling, general and administrative expenses	33,653	27,643	64,077	53,722
Depreciation and amortization	1,297	863	2,325	1,801
Operating income	4,917	3,799	8,352	7,666
Interest expense	(685)	(1,451)	(1,116)	(2,807)
Other income, net	186	265	325	373
Income from continuing operations before income taxes and minority interest	4,418	2,613	7,561	5,232
Income tax expense	(137)	(1,072)	(1,405)	(2,168)
Minority interest in income of consolidated subsidiaries	(466)	(384)	(741)	(713)
Income from continuing operations	3,815	1,157	5,415	2,351
Loss from discontinued operations (net of income tax benefit of $152 and $503 for the three and six months ended June 30, 2004, respectively)	—	(247)	—	(819)
Net income	3,815	910	5,415	1,532
Preferred stock accretion	—	(133)	—	(252)
Income available to common stockholders	$3,815	$777	$5,415	$1,280

Net income	$3,815	910	5,415	1,532
Unrealized (loss) gain on interest rate swap, net of (benefit) taxes of $(64) and $187 and minority interest of $(19) and $54 for the three months ended June 30, 2005 and 2004, respectively, and taxes of $76 and $106 and minority interest of $22 and $31 for the six months ended June 30, 2005 and 2004, respectively	(74)	215	28	123
Comprehensive income	$3,741	$1,125	$5,443	1,655

Basic earnings per common share:
Earnings from continuing operations	$0.56	$0.16	$0.81	$0.33
Loss from discontinued operations	—	(0.04)	—	(0.13)
Basic earnings per common share	$0.56	$0.12	$0.81	$0.20

Diluted earnings per common share:
Earnings from continuing operations	$0.55	$0.14	$0.78	$0.29
Loss from discontinued operations	—	(0.04)	—	(0.13)
Diluted earnings per common share	$0.55	$0.10	$0.78	$0.16

Basic weighted average shares used in computation	6,771	6,451	6,677	6,451

Diluted weighted average shares used in computation	6,861	6,520	6,757	6,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2005	2004
		(Restated)
Cash flows from operating activities:
Income from continuing operations	$5,415	$2,351
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Deferred income taxes	317	248
Amortization	1,184	964
Depreciation	1,141	837
Minority interest in income of consolidated subsidiaries	741	713
Amortization of deferred financing costs	91	600
Allowances for doubtful accounts and reimbursable assignment development costs	280	196
Unrealized gain on derivative	(153)	(236)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	3,150	(5,222)
Increase in reimbursable assignment development costs	(1,511)	(628)
(Increase) decrease in other assets	(186)	397
(Decrease) increase in unearned revenue	(9,823)	2,009
Decrease in accounts payable, accrued expenses and other liabilities	(5,969)	(945)
Net cash (used in) provided by operating activities	(5,323)	1,284

Cash flows from investing activities:
Capital expenditures	(1,127)	(1,804)
Acquisitions (net of acquired cash of $2,611 in 2005)	(13,730)	(1,775)
Net cash received from discontinued operations	—	150
Net cash used in investing activities	(14,857)	(3,429)

Cash flows from financing activities:
Proceeds from long-term borrowings (net of deferred financing costs of $141 and $712 in 2005 and 2004, respectively)	40,359	29,288
Repayments of long-term borrowings	(26,954)	(5,865)
Proceeds from borrowings under revolver	2,465	14,254
Repayments of borrowings under revolver	(450)	(11,954)
Proceeds from employee stock option exercises	1,960	—
Transfers to restricted cash	—	(30,750)
Net cash provided by (used in) financing activities	17,380	(5,027)

Decrease in cash and cash equivalents	(2,800)	(7,172)
Cash and cash equivalents, beginning of period	12,488	11,645
Cash and cash equivalents, end of period	$9,688	$4,473

Supplemental cash flow information:
Non-cash investing activities
Accrued transaction costs related to acquisitions	$479	$—

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

(2)  Organization and Description of Business

Security Capital operates as a holding company that actively participates in the management of its subsidiaries.  At June 30, 2005, we operated two subsidiaries, WC Holdings, Inc. (“WC”) and Primrose Holdings, Inc. (“Primrose”).  WC is an 80%-owned subsidiary that provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance.  WC’s activities are primarily centered in California, Ohio, New York, Virginia, Maryland, Texas, Michigan, Florida, Georgia, Missouri, Washington and Minnesota.  Effective September 16, 2005, our ownership interest in WC was increased to 85% (see Note 12 - Subsequent Events).  Primrose is a 98.5%-owned subsidiary involved in the franchising of educational childcare centers, with related activities in real estate consulting and site selection services.  Primrose schools are located in the Southeast, Southwest and Midwest.

We had two reportable operating segments at June 30, 2005.  The Employer Cost Containment and Health Services segment consists of WC, and the Educational Services segment consists of Primrose.  See Note 9 for further details regarding our reportable operating segments.

Pumpkin Masters Holdings, Inc. (“Pumpkin”) was a wholly owned subsidiary engaged in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories.  Pumpkin was reported as a discontinued operation in the 2004 periods as we were committed to a plan to sell the operations of Pumpkin.  In the fourth quarter of 2004, we sold substantially all of the assets of Pumpkin.

(3)  Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements

The condensed consolidated statements of income for the three and six months ended June 30, 2004 included herein have been restated to reflect the change in our accounting practices for leases and leasehold improvements.  The tables below reconcile the amounts reported in our Quarterly Report on Form 10-Q for the periods ended June 30, 2004 to the amounts reported herein.  For additional disclosures with respect to our restatement, see our Annual Report on Form 10-K for the year ended December 31, 2004.

	Three Months Ended June 30, 2004
	As previously reported	Lease adjustments	Restated
Revenues:
Employer cost containment and health services	$29,479	$—	$29,479
Educational services	2,826	—	2,826
Total revenues	32,305	—	32,305
Selling, general and administrative expenses	27,552	91	27,643
Depreciation and amortization	861	2	863
Operating income	3,892	(93)	3,799
Interest expense	(1,451)	—	(1,451)
Other income, net	265	—	265
Income from continuing operations before income taxes and minority interest	2,706	(93)	2,613
Income tax expense	(1,109)	37	(1,072)
Minority interest in income of consolidated subsidiaries	(394)	10	(384)
Income from continuing operations	1,203	(46)	1,157
Loss from discontinued operations (net of income tax benefit of $152)	(247)	—	(247)
Net income	956	(46)	910
Preferred stock accretion	(133)	—	(133)
Income available to common stockholders	$823	$(46)	$777

Basic earnings per common share:
Earnings from continuing operations	$0.17	$(0.01)	$0.16
Loss from discontinued operations	(0.04)	—	(0.04)
Basic earnings per common share available to common stockholders	$0.13	$(0.01)	$0.12

Diluted earnings per common share:
Earnings from continuing operations	$0.15	$(0.01)	$0.14
Loss from discontinued operations	(0.04)	—	(0.04)
Diluted earnings per common share available to common stockholders	$0.11	$(0.01)	$0.10

	Six Months Ended June 30, 2004
	As previously reported	Lease adjustments	Restated
Revenues:
Employer cost containment and health services	$57,692	$—	$57,692
Educational services	5,497	—	5,497
Total revenues	63,189	—	63,189
Selling, general and administrative expenses	53,539	183	53,722
Depreciation and amortization	1,797	4	1,801
Operating income	7,853	(187)	7,666
Interest expense	(2,807)	—	(2,807)
Other income, net	373	—	373
Income from continuing operations before income taxes and minority interest	5,419	(187)	5,232
Income tax expense	(2,243)	75	(2,168)
Minority interest in income of consolidated subsidiaries	(733)	20	(713)
Income from continuing operations	2,443	(92)	2,351
Loss from discontinued operations (net of income tax benefit of $503)	(819)	—	(819)
Net income	1,624	(92)	1,532
Preferred stock accretion	(252)	—	(252)
Income available to common stockholders	$1,372	$(92)	$1,280

Basic earnings per common share:
Earnings from continuing operations	$0.34	$(0.01)	$0.33
Loss from discontinued operations	(0.13)	—	(0.13)
Basic earnings per common share available to common stockholders	$0.21	$(0.01)	$0.20

Diluted earnings per common share:
Earnings from continuing operations	$0.30	$(0.01)	$0.29
Loss from discontinued operations	(0.13)	—	(0.13)
Diluted earnings per common share available to common stockholders	$0.18 *	$(0.02)*	$0.16

* Based on unrounded amounts

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

Revenue Recognition

Revenues for the Employer Cost Containment and Health Services segment are derived from third-party administrative services, self-insured plan administrator services, consulting services, group rating services and managed care administration services.  Revenues from third-party administrative services, self-insured plan administrator services, consulting services, and group rating services are recorded based on the terms and duration of the related contracts.  Cash received in advance of services being provided is initially deferred and recognized as revenue on a pro rata basis over the related contract periods, which typically range between three and 12 months.  Revenues from managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the Ohio Bureau of Workers’ Compensation.  In addition, certain contracts provide for an incentive or bonus award based on certain criteria stipulated in the contracts.  Revenues from incentive or bonus awards are recognized when they are earned and collectibility is reasonably assured.

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

Stock Options

The Company measures compensation cost for stock options issued to employees using the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  Under APB 25, when the exercise price of the Company’s stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transitions and Disclosure, an amendment to FASB Statement No. 123 (“SFAS 148”).

The following table is presented in accordance with SFAS 148 and illustrates the effect on income available to common stockholders and earnings per share for periods presented if the Company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net income, as reported	$3,815	$910	$5,415	$1,532
Deduct: Stock-based compensation expense determined under the fair value method, net of related tax effects and minority interest	(156)	(152)	(307)	(328)
Pro forma net income	3,659	758	5,108	1,204
Preferred stock accretion	—	(133)	—	(252)
Pro forma income available to common stockholders	$3,659	$625	$5,108	$952

Basic earnings per common share available to common stockholders:
As reported	$0.56	$0.12	$0.81	$0.20
Pro forma	$0.54	$0.10	$0.77	$0.15
Diluted earnings per common share available to common stockholders:
As reported	$0.55	$0.10	$0.78	$0.16
Pro forma	$0.53	$0.08	$0.74	$0.11

The fair value of options is estimated at the date of grant using a Black-Scholes option-pricing model.  This model requires management to make estimates and assumptions relating to, among other things, the expected life of the option and the expected stock price volatility.  Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.  In April 2005, the Company granted an option to purchase 64,510 shares of Class A Common Stock at a price of $9.83 per share to a key employee.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  Under SFAS 123R, share-based payment awards result in a cost that should be measured at fair value on the awards’ grant dates, based on the estimated number of awards expected to vest.  SFAS 123R requires this cost to be recognized through earnings over that expected vesting period.  The provisions of SFAS 123R will become effective for the Company beginning January 1, 2006.  SFAS 123R allows public companies to select from two alternative transition methods when adopting SFAS 123R, the modified prospective application or the modified retrospective application.  Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the effective date.  Under the modified retrospective application, the provisions of SFAS 123R may be applied to (i) all awards granted, modified or settled in cash in fiscal years in which SFAS 123 was effective (years beginning after December 15, 1994) or (ii) only interim periods in the year of adoption unless the effective date of SFAS 123R coincides with a company’s fiscal year.  We are currently in the process of quantifying the impact of SFAS 123R on our financial statements, and determining which transition method to use.

(5)  Acquisitions

On March 31, 2005, the Company, through its indirect, majority-owned subsidiary, Octagon Risk Services, Inc., acquired 100% of the outstanding capital stock of Managed Care Holdings Corporation (“MCHC”) and its wholly owned subsidiary, Caronia Corporation (“Caronia”), from Continental Casualty Company (“Casualty”) for $16,000, plus $962 of transaction costs.  Caronia provides third-party professional medical liability claims administration and risk management services to hospitals and healthcare systems, physician and paraprofessional groups, nursing homes, rehabilitation centers and clinics.  Caronia is based in Melville, New York and services clients through 40 locations nationwide.  Upon the consummation of the transaction, MCHC and Caronia became part of our Employer Cost Cotainment and Health Services operating segment.

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

Total purchase price	$16,000
Transaction costs	962
Total purchase price to allocate	$16,962

Allocation of Purchase Price
Cash	$2,611
Accounts receivable, net	1,315
Fixed assets, net	66
Customer list	5,200
Trade name	3,000
Goodwill	13,516
Deferred financing costs	141
Unearned revenue	(4,302)
Accrued liabilities	(1,223)
Deferred tax liability	(3,362)
Total	$16,962

Under the terms of the agreement governing the acquisition of Caronia, the contractual purchase price was subject to adjustment based upon the working capital of Caronia as of the closing date.  Accordingly, we will make a payment of $1,223 to the seller during the third quarter of 2005.  This payment has been reflected in accrued liabilities in the preliminary purchase price allocation above.

The results of Caronia are reflected in our condensed consolidated statements of income from the acquisition date.  The following unaudited pro forma statements of income present the combined results of the Company and Caronia for the three and six months ended June 30, 2004 and the six months ended June 30, 2005 as if the Caronia acquisition had taken place on January 1, 2004. The pro forma amounts give effect to the amortization of intangibles, increased interest expense and the related income tax and minority interest effects.  This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
	(Actual)	(Pro forma)	(Pro forma)	(Pro forma)
Revenues:
Employer cost containment and health services	$36,478	$33,885	$71,781	$65,853
Educational services	3,389	2,826	6,691	5,497
Total revenues	39,867	36,711	78,472	71,350
Selling, general and administrative expenses	33,653	30,558	66,967	59,624
Depreciation and amortization	1,297	1,068	2,530	2,211
Operating income	4,917	5,085	8,975	9,515
Interest expense	(685)	(1,600)	(1,386)	(3,090)
Other income, net	186	265	325	373
Income from continuing operations before income taxes and minority interest	4,418	3,750	7,914	6,798
Income tax expense	(137)	(1,451)	(1,723)	(2,680)
Minority interest in income of consolidated subsidiaries	(466)	(535)	(748)	(924)
Income from continuing operations	3,815	1,764	5,443	$3,194
Loss from discontinued operations (net of income tax benefit of $152 and $503 for the three and six months ended June 30, 2004, respectively)	—	(247)	—	(819)
Net income	3,815	1,517	5,443	2,375
Preferred stock accretion	—	(133)	—	(252)
Income available to common stockholders	$3,815	$1,384	$5,443	$2,123

Basic earnings per common share:
Earnings from continuing operations	$0.56	$0.25	$0.82	$0.46
Loss from discontinued operations	—	(0.04)	—	(0.13)
Basic earnings per common share available to common stockholders	$0.56	$0.21	$0.82	$0.33

Diluted earnings per common share:
Earnings from continuing operations	$0.55	$0.23	$0.78	$0.42
Loss from discontinued operations	—	(0.04)	—	(0.13)
Diluted earnings per common share available to common stockholders	$0.55	$0.19	$0.78	$0.29

During the second quarter of 2004, WC acquired 100% of the stock of Integrated Claims Strategies (“ICS”), for $800 plus transaction costs of $17.  ICS provides insurance claims processing and administration services in the Tampa, Florida area.  The allocation of the purchase price was as follows:

Total purchase price	$800
Transaction costs	17
Total purchase price to allocate	$817

Allocation of Purchase Price
Accounts receivable	$95
Goodwill	997
Current liabilities	(275)
Total	$817

During the first quarter of 2004, WC acquired 100% of the stock of KRAMMCO, Inc., an Ohio corporation, for $975 plus transaction costs of $9.  KRAMMCO, Inc. is a management company whose sole asset is a management contract with the North American Employer’s Council, Inc. (“NAEC”), an Ohio not-for-profit corporation.  NAEC is an Ohio association that provides association members with, among other value-added services, an Ohio group rating sponsor.  The purchase price was allocated as follows:

Total purchase price	$975
Transaction costs	9
Total purchase price to allocate	$984

Allocation of Purchase Price
Customer list	$984
Goodwill	406
Deferred tax liability	(406)
Total	$984

(6)  Goodwill and Identified Intangible Assets

Goodwill represents the excess of the purchase price of acquisitions over the estimated fair value of the tangible and identified intangible assets acquired and liabilities assumed.  Additional goodwill of $13,516 was recorded from the Caronia acquisition (see Note 5).

Identified intangible assets include franchise agreements, customer lists, trade names, proprietary curriculum and trademarks. Identified intangible assets are amortized on a straight-line basis over their estimated useful lives.  The cost and accumulated amortization for identified intangible assets at June 30, 2005 are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net

Franchise agreements	21 years	$8,750	$(2,594)	$6,156
Customer lists	5 – 10 years	12,862	(2,615)	10,247
Trade names	10 years	3,000	(75)	2,925
Proprietary curriculum	10 years	393	(181)	212
Trademarks	15 years	82	(37)	45
Total		$25,087	$(5,502)	$19,585

(7)  Earnings Per Share

Basic earnings per common share (“EPS”) are derived by dividing net income by the weighted average shares outstanding.  Diluted EPS assumes the potential dilution from the exercise of employee stock options in Company stock and in stock of subsidiary companies.  The assumed exercise of stock options of subsidiary companies has the effect of reducing our earnings (“diluted earnings”) as our overall ownership interest in the subsidiary companies, and thus our share of the net income of the subsidiaries, would be reduced.  Diluted EPS are derived by dividing the applicable diluted earnings by the weighted average shares outstanding plus the dilutive effect, if any, of outstanding stock options.  Weighted average shares outstanding include the weighted average number of Common and Class A Common shares outstanding because the two classes are identical except for certain transfer restrictions.  The calculation of basic and diluted EPS for the three and six months ended June 30, 2005 and 2004 is shown below:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Basic Earnings per Common Share
Net income — numerator for basic EPS	$3,815	$5,415
Basic weighted average shares outstanding — denominator for basic EPS	6,771	6,677
Basic EPS	$0.56	$0.81

Diluted Earnings per Common Share
Net income	$3,815	$5,415
Effect on income assuming exercise of subsidiary stock options	(52)	(129)
Diluted earnings — numerator for diluted EPS	$3,763	$5,286
Basic weighted average shares outstanding	6,771	6,677
Dilutive effect of stock options	90	80
Diluted weighted average shares outstanding — denominator for diluted EPS	6,861	6,757
Diluted EPS	$0.55	$0.78

	Continuing Operations	Discontinued Operations	Total
Three Months Ended June 30, 2004
Basic Earnings per Common Share
Net income — restated	$1,157	$(247)	$910
Preferred stock accretion	(133)	—	(133)
Income available to common stockholders — numerator for basic EPS	$1,024	$(247)	$777
Basic weighted average shares outstanding — denominator for basic EPS	6,451	6,451	6,451
Basic EPS available to common stockholders	$0.16	$(0.04)	$0.12

Diluted Earnings per Common Share
Income available to common stockholders — restated	$1,024	$(247)	$777
Effect on income assuming exercise of subsidiary stock options	(117)	—	(117)
Diluted earnings available to common stockholders — numerator for diluted EPS	$907	$(247)	$660
Basic weighted average shares outstanding	6,451	6,451	6,451
Dilutive effect of stock options	69	69	69
Diluted weighted average shares outstanding — denominator for diluted EPS	6,520	6,520	6,520
Diluted EPS available to common stockholders	$0.14	$(0.04)	$0.10

Six Months Ended June 30, 2004
Basic Earnings per Common Share
Net income — restated	$2,351	$(819)	$1,532
Preferred stock accretion	(252)	—	(252)
Income available to common stockholders — numerator for basic EPS	$2,099	$(819)	$1,280
Basic weighted average shares outstanding — denominator for basic EPS	6,451	6,451	6,451
Basic EPS available to common stockholders	$0.33	$(0.13)	$0.20

Diluted Earnings per Common Share
Income available to common stockholders — restated	$2,099	$(819)	$1,280
Effect on income assuming exercise of subsidiary stock options	(207)	—	(207)
Diluted earnings available to common stockholders — numerator for diluted EPS	$1,892	$(819)	$1,073
Basic weighted average shares outstanding	6,451	6,451	6,451
Dilutive effect of stock options	86	86	86
Diluted weighted average shares outstanding — denominator for diluted EPS	6,537	6,537	6,537

(8)  Debt

At June 30, 2005 and December 31, 2004, debt consisted of the following:

	June 30,	December 31,
	2005	2004

WC Holdings Term Loans	$38,475	$24,929
Less: current portion	8,100	5,970
Long-term debt	$30,375	$18,959

On March 31, 2005, in connection with the acquisition of Caronia, WC entered into a Second Amended and Restated Loan Agreement (the “Credit Agreement”).  The Credit Agreement provided WC with a $40,500 five-year, fully-amortizing term loan (the “WC Term Loan”) and an $8,000 revolving line of credit (the “WC Revolver”).  The WC Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option, and borrowings under the WC Revolver bear interest at LIBOR plus 2.0% or Prime minus 0.5%, at the Company’s option.  Principal payments of $675 are due monthly beginning May 1, 2005.  The proceeds of the WC Term Loan were used to fund the Caronia acquisition and repay then-existing outstanding debt.

At December 31, 2004, outstanding borrowings under the WC Holdings Senior Term Loan (the “WC Term Debt”) bore interest at Prime minus 0.5% or one-month LIBOR plus 1.75%, at the Company’s option.  Principal and interest payments were payable monthly through 2008.  WC also maintained an $8,000 revolving line of credit (the “Prior WC Revolver”).  Borrowings under the Prior WC Revolver bore interest at LIBOR plus 1.75%.  All borrowings under the WC Term Debt outstanding at March 31, 2005 were repaid with the proceeds from the Term Loan, and the Prior WC Revolver was replaced by the WC Revolver.

At June 30, 2005 and December 31, 2004, Primrose maintained a revolver with a $1,000 borrowing capacity (the “Primrose Revolver”).  Borrowings under the Primrose Revolver bear interest at LIBOR plus 2.0% or Prime, at the Company’s option, and the Primrose Revolver expires in December 2005.  At June 30, 2005, there was $2,015 outstanding under the WC Revolver and no borrowings outstanding under the Primrose Revolver.  There were no borrowings outstanding under the Primrose Revolver or the Prior WC Revolver at December 31, 2004.

The WC Term Loan, WC Revolver and Primrose Revolver contain restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio.  Borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the Company’s ownership in the subsidiary.  The Credit Agreement contains provisions that required WC to deliver audited financial statements for 2004 to the lender by the end of April of 2005 and require WC to deliver monthly financial statements beginning April 2005.  WC obtained a waiver from the lender until June 30, 2005 to deliver its 2004 audited financial statements and until August 31, 2005 to begin delivering monthly financial statements.  WC delivered to the lender its 2004 audited financial statements prior to June 30, 2005 and will deliver monthly financial statements beginning September 2005.

(9)  Segment Disclosure

Management evaluates the performance of its segments based upon segment income, defined as earnings before interest, taxes, depreciation, amortization, minority interests, corporate expenses and management fee, other income and discontinued operations.  Segment income is used to evaluate performance because management believes this is the best financial indicator of value, of our ability to incur and service debt and to generate operating cash flows.  It is also one method by which we evaluate and value potential acquisition opportunities and by which we value our current subsidiaries.  Segment income is not a substitute for operating income or cash flows from operating activities determined in accordance with GAAP.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues from external customers:
Employer cost containment and health services	$36,478	$29,479	$68,063	$57,692
Educational services	3,389	2,826	6,691	5,497
Total revenues	$39,867	$32,305	$74,754	$63,189

Segment income:
Employer cost containment and health services	$5,624	$4,236	$9,180	$8,408
Educational services	1,743	1,442	3,494	2,740
Total segment income	7,367	5,678	12,674	11,148

Reconciliation of segment income to net income:
Depreciation and amortization	(1,297)	(863)	(2,325)	(1,801)
Interest expense	(685)	(1,451)	(1,116)	(2,807)
Income tax expense	(137)	(1,072)	(1,405)	(2,168)
Minority interest	(466)	(384)	(741)	(713)
Corporate expenses and management fee	(1,153)	(1,016)	(1,997)	(1,681)
Other income	186	265	325	373
Loss from discontinued operations	—	(247)	—	(819)
Net income	$3,815	$910	$5,415	$1,532

(10)  Related-Party Transactions

The Company has a Management Advisory Services Agreement (the “MAS Agreement”) with Capital Partners, Inc. (“Capital Partners”), a controlling stockholder of the Company, whereby Capital Partners provides certain management advisory services related to investments, general administration (including payroll and rent), corporate development, strategic planning, stockholder relations, financial matters and general business policy.  The MAS Agreement has been approved by our Board of Directors and is effective for the calendar year.  The MAS Agreement can be terminated by either Capital Partners or the Company upon at least 60 days’ prior written notice to the other.  Fees paid to Capital Partners for management advisory services were $388 for each of the quarters ended March 31, 2005 and 2004 and $775 for each of the six months ended June 30, 2005 and 2004.

In addition, the Company has agreed to pay investment banking fees to Capital Partners for acquisition opportunities presented to the Company at usual and customary rates for transactions of similar size and complexity.  Capital Partners is under no obligation to present to the Company any or all acquisition opportunities of which it becomes aware.  Furthermore, the Company is under no obligation to utilize Capital Partners for investment banking services.  The payment of an investment banking fee to Capital Partners is subject to the approval of the Compensation Committee, the Audit Committee and the full Board. In connection with the Caronia acquisition, an investment banking fee of $240 was paid in May 2005 to Capital Partners.

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

(12)  Subsequent Events

On September 15, 2005, Primrose entered into a Fifth Amendment to Loan Agreement (the “Agreement”) dated September 15, 2005 with JPMorgan Chase Bank, N.A.  Under the Agreement, Primrose obtained a $1,000 Term Loan (the “Primrose Term Loan”) and extended the term of the Primrose Revolver to December 31, 2006.  The Primrose Term Loan is due September 30, 2010 and bears interest at LIBOR plus 2.5% or Prime plus 0.5%, at the Company’s option.  On September 16, 2005, Primrose declared a one-time special cash dividend (the “Dividend”) to the Company and the Primrose minority stockholders (holding 1.5% of the outstanding Primrose shares) in the amount of $3,452, which consisted of the proceeds from the Primrose Term Loan plus available cash on hand.  The Company used the $3,400 that it received from the Dividend to repurchase shares of WC held by the minority stockholders.

On September 16, 2005, we purchased 979.88 shares of WC held by the minority stockholders for an aggregate of $3,341.  The funds to purchase the minority shares were obtained from the Dividend.  Additionally, on September 16, 2005, certain option holders of WC exercised all or some of their vested options.  As a result of the exercise of these options, an additional 408.41 shares of WC were issued.  As a result of the Company’s purchase of the 979.88 minority shares and issuance of 408.41 additional shares of WC, the Company’s interest in WC increased from 80% to 85%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Litigation Reform Act of 1995.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation and medical malpractice insurance in the various states in which the Company’s employer cost containment and health services segment operates, the Company’s ability to enhance its existing services and successfully introduce and market new services, new service developments by the Company’s competitors, market acceptance of new services of both the Company and its competitors, competitive pressures on prices, the ability to attract and retain qualified personnel, interest rates, the Company’s ability to attract qualified franchisees or access to financing for these franchisees, the effects on the Company if a lender to one of the Company’s subsidiaries utilizes remedies available to it upon an event of default on loans at one of the Company’s subsidiaries and decisions relative to and the outcome of any such decisions regarding strategic alternatives with respect to maximizing stockholder value and enhancing stockholder liquidity.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.  All dollar amounts are in thousands.

Company Overview

Security Capital operates as a holding company that actively participates in the management of our subsidiaries, but also gives each subsidiary a certain degree of operating autonomy, with its own chief executive officer and senior management.  The Company itself is managed by Capital Partners, pursuant to a Management Advisory Services Agreement (the “MAS Agreement”).  Capital Partners controls approximately 81% of the Company’s shares, held principally by Capital Partners, Inc. (“CPI”), and provides us with management services under the MAS Agreement.  Mr. Brian Fitzgerald controls Capital Partners and serves as our Chairman of the Board of Directors, President and Chief Executive Officer.

Our current operations consist of two reportable operating segments, Employer Cost Containment and Health Services and Educational Services.  Our Employer Cost Containment and Health Services segment is conducted through our 80%-owned subsidiary (85%-owned as of September 16, 2005), WC Holdings, Inc. (“WC”), and WC’s wholly owned subsidiary, CompManagement, Inc. (“CMI”).  Our Educational Services segment is conducted through our 98.5%-owned subsidiary, Primrose Holdings, Inc. (“Primrose”).  In keeping with our management philosophy, members of senior management of WC have a 20% equity interest (15% equity interest as of September 16, 2005) in the WC businesses, and members of senior management of Primrose have a 1.5% equity interest in the Primrose businesses.  Senior management of WC and Primrose also receive stock options in those subsidiaries.

CMI provides various services to corporations and their employees relating to reducing or containing employers’ workers’ compensation costs, including employee lost time, medical management and administrative services related to workers’ compensation and medical liability claims, consulting, training and education services designed to improve, and manage the costs of, workplace health and safety, and, to a lesser extent, management and administrative services related to auto and general liability insurance claims. CMI services are categorized into two general categories: (1) third-party administration or “TPA” services related to workers’ compensation, professional medical liability, automobile and general liability claims and (2) medical management of workers’ compensation claims, or “MCO” services.  WC’s activities are primarily centered in California, Ohio, New York, Virginia, Maryland, Texas, Michigan, Florida, Georgia, Missouri, Washington and Minnesota.

Primrose is involved in the franchising of educational child care centers, with related activities in real estate consulting and site selection services.  Currently, Primrose schools are located in the Southeast, Southwest and Midwest.

Three and Six Months Ended June 30, 2005 Highlights

The second quarter of 2005 included the operating results of Caronia Corporation (“Caronia”), acquired on March 31, 2005. Caronia provides third-party claims and risk management services to hospitals and healthcare systems, physician and paraprofessional groups, nursing homes, rehabilitation centers and clinics.  Caronia is based in Melville, New York and services clients through 40 locations nationwide.  The results of Caronia were reported in our condensed consolidated statements of income beginning April 1, 2005.  Caronia contributed $4,149 of our reported revenues of $39,867 and $74,754 for the three and six months ended June 30, 2005, respectively.  For 2005, we anticipate revenues from Caronia to be approximately $12,000.

The integration of Caronia’s personnel, processes and procedures, and operating and financial information systems started immediately following the acquisition, and we expect this integration process to continue over the next three to six months.  As a direct result of the close strategic fit between Caronia and Octagon Risk Services (“Octagon”), our full-service claims administration and consulting services provider for workers’ compensation, medical professional liability and general liability based in California, the Company entered into a two-year contract, effective January 2006, with a major new hospital system customer, to provide workers compensation administrative and cost containment services.  Annual revenues from this new contract are estimated to be approximately $2,000.

The results for the three and six months ended June 30, 2005 also benefited from the reversal of previously provided tax reserves of $1,684.  The reversal of these reserves increased basic and diluted earnings per share for the three and six months ended June 30, 2005 by $0.25.  While we believe that our tax return positions are fully supportable, we expect that certain positions could be challenged and that we may not be able to successfully defend our positions.  Accordingly, we establish certain reserves, including interest, for these items.  In the second quarter of 2005, management determined that reserves established for certain positions taken on previously filed income tax returns were no longer necessary.  The reversal of these reserves was recorded as a reduction of income tax expense resulting in an effective tax rate for the three and six months ended June 30, 2005 of 3.1% and 18.6%, respectively.  We expect that, for the remainder of the year, our effective tax rate expense will approximate our historical rate of 40% - 42%.  The reversal of these reserves did not impact our cash flows for the periods.

As we previously disclosed, we retained UBS Securities LLC (“UBS”) to assist us in a formal sale process of the Company.  At this time, UBS has completed its preliminary due diligence procedures and has received indications of interest from various potential third-party buyers.  We expect that the formal sale process will be concluded during the first quarter of 2006; however, no assurances can be given that the formal sale process will result in the sale of the Company at an acceptable price.  In addition to a significant commitment of management time, costs of $100 were incurred through June 30, 2005 with respect to the formal sale process.

With the filing of this Form 10-Q, the lingering effects of the Audit Committee’s internal independent investigation of related-party transactions and conflicts of interest at CMI and CompManagement Health Systems, Inc., wholly owned subsidiaries of WC (the “Investigation”), which resulted in the untimely filing of our Form 10-K for the year ended December 31, 2004 and our Form 10-Qs for the quarters ended March 31, 2005 and June 30, 2005, are behind us.  We expect to file our Form 10-Q for the quarter ended September 30, 2005 on a timely basis.  The Investigation began in November 2004 and concluded in March 2005.  For more information regarding the Investigation, see our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Reimbursable Assignment Development Costs

Reimbursable assignment development costs are recoverable costs incurred on behalf of potential franchisees that have executed assignment agreements with Primrose for Pre-development services.  Potential franchisees are contractually obligated to reimburse Primrose for Pre-development Services upon the purchase of the property by the potential franchisee.  A reserve is established for potentially uncollectible reimbursable assignment development costs based on franchisee credit evaluations, historical experience and other pertinent information.

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

Stock Options

The Company measures compensation cost for stock options issued to employees using the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  Under APB 25, when the exercise price of the Company’s stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transitions and Disclosure, an amendment to FASB Statement No. 123.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  Under SFAS 123R, share-based payment awards result in a cost that should be measured at fair value on the awards’ grant dates, based on the estimated number of awards expected to vest.  SFAS 123R requires this cost to be recognized through earnings over that expected vesting period.  The provisions of SFAS 123R will become effective for the Company beginning January 1, 2006.  SFAS 123R allows public companies to select from two alternative transition methods when adopting SFAS 123R, the modified prospective application or the modified retrospective application.  Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased, or cancelled after the effective date.  Under the modified retrospective application, the provisions of SFAS 123R may be applied to (i) all awards granted, modified or settled in cash in fiscal years in which SFAS 123 was effective (years beginning after December 15, 1994) or (ii) only interim periods in the year of adoption unless the effective date of SFAS 123R coincides with a company’s fiscal year.  We are currently in the process of quantifying the impact of SFAS 123R on our financial statements, and determining which transition method to use.

RESULTS OF OPERATIONS

Restatement of 2004 Results

The results for the three and six months ended June 30, 2004 included herein have been restated to reflect a change in our accounting practices for leases and leasehold improvements in our Employer Cost Containment and Health Services segment and at our corporate headquarters (the “Restatement”).  Selling, general and administrative expense (“SG&A”) and depreciation and amortization expense (“D&A”) for the 2004 periods presented in this Results of Operations have been restated to reflect the impact of the Restatement.  As a result of the Restatement, SG&A expense and D&A expense for the Employer Cost Containment and Health Services segment and the corporate headquarters for the three and six months ended June 30, 2004 increased as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Selling, general and administrative expense
Employer Cost Containment and Health Services	$83	$167
Corporate	8	16

Depreciation and amortization expense
Employer Cost Containment and Health Services	$2	$4
Corporate	—	—

For additional disclosures with respect to the Restatement, see Note 3 to the Condensed Consolidated Financial Statements in Item 1. – “Financial Information” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004.

Revenues

Consolidated revenues increased $7,562, or 23% to $39,867 for the three months ended June 30, 2005 compared to $32,305 for the three months ended June 30, 2004, and increased $11,565, or 18% to $74,754 for the six months ended June 30, 2005 compared to $63,189 for the same period last year.  Revenues by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Employer Cost Containment and Health Services	$36,478	$29,479	$68,063	$57,692
Educational Services	3,389	$2,826	6,691	5,497
Total revenues	$39,867	$32,305	$74,754	$63,189

Revenues from the Employer Cost Containment and Health Services segment increased $6,999, or 24% to $36,478 for the three months ended June 30, 2005 compared to $29,479 for the three months ended June 30, 2004, and increased $10,371, or 18% to $68,063 for the six months ended June 30, 2005 compared to $57,692 for the same period last year.  Revenues for the three and six month periods ended June 30, 2005 included revenues of $4,149 from Caronia, which was acquired on March 31, 2005. In addition to the revenues from the Caronia acquisition, the increase in revenues for the three and six months ended June 30, 2005 was primarily driven by customer growth at Octagon and CompManagement Virginia (“CMVI”), a third-party administrative service provider based in Virginia.  Effective June 1, 2005, CMVI entered into a new customer contract with annual revenues in excess of $3,000, approximately $400 of which was recognized through June 30, 2005.  This new customer contract will more than offset the impact of the expiration of a $2,000 CMVI customer contract on July 1, 2005.

Revenues from the Educational Service segment increased $563, or 20% to $3,389 for the three months ended June 30, 2005 compared to $2,826 for the three months ended June 30, 2004, and increased $1,194, or 22% to $6,691 for the six months ended June 30, 2005 compared to $5,497 for the same period last year.  Royalty revenues increased $406 and $644 for the three and six months ended June 30, 2005, respectively, as same-school revenue increased approximately 7% and 10% for the three and six months ended June 30, 2005, respectively due mainly to price increases and the maturation of schools.  The increase in same-school revenue resulted in higher royalty revenue of approximately $230 for the three months ended June 30, 2005 and $340 for the six months ended June 30, 2005.  The remaining increase in royalty revenue was due to royalties from schools opened subsequent to June 30, 2004.  In addition to increases in royalty revenue, franchise fees increased $162 and $454 for the three and six months ended June 30, 2005, respectively, due to the opening of five and 11 schools during the three and six months ended June 30, 2005, respectively, compared to two school opened during the three and six months ended June 30, 2004 (there were no schools opened in the first quarter of 2004).  For 2005, Primrose is on target to open 24 schools compared to seven in 2004, resulting in estimated additional franchise fees of $700.

Selling, General and Administrative Expenses

Consolidated SG&A increased $6,010, or 22% to $33,653 for the three months ended June 30, 2005 compared to $27,643 for the three months ended June 30, 2004, and increased $10,355, or 19% to $64,077 for the six months ended June 30, 2005 compared to $53,722 for the same period last year.  SG&A by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Employer Cost Containment and Health Services	$30,854	$25,243	$58,883	$49,284
Educational Services	1,646	1,384	3,197	2,757
Total segment SG&A	32,500	26,627	62,080	52,041
Corporate	765	628	1,222	906
Management fee paid to Capital Partners	388	388	775	775
Total SG&A	$33,653	$27,643	$64,077	$53,722

SG&A expenses in the Employer Cost Containment and Health Services segment increased $5,611, or 22% to $30,854 for the three months ended June 30, 2005 compared to $25,243 for the three months ended June 30, 2004, and increased $9,599, or 19% to $58,883 for the six months ended June 30, 2005 compared to $49,284 for the same period last year.  SG&A for the three and six month periods ended June 30, 2005 included $3,100 from Caronia.  The remaining increase in SG&A expense for the second quarter of 2005 was primarily due to higher salaries and benefits of approximately $2,100 due to increased personnel necessary to service the customer growth and to augment our accounting and financial reporting staff through the hiring of additional permanent and temporary personnel.  The increase in SG&A for the six months ended June 30, 2005 was due to the expenses of Caronia, higher salaries and benefits of approximately $3,800 and one-time expenses of approximately $2,100 for the Investigation.

SG&A expenses in the Educational Services segment increased $262, or 19% to $1,646 for the three months ended June 30, 2005 compared to $1,384 for the three months ended June 30, 2004, and increased $440, or 16% to $3,197 for the six months ended June 30, 2005 compared to $2,757 for the same period last year.  These increases were primarily attributable to higher salaries and benefits due to increased personnel necessary to service the increased number of franchised schools.

SG&A expenses at our corporate headquarters increased $137, or 22% to $765 for the three months ended June 30, 2005 compared to $628 for the three months ended June 30, 2004, and increased $316, or 35% to $1,222 for the six months ended June 30, 2005 compared to $906 for the same period last year.  The increase in the second quarter of 2005 is primarily due to the payment of $100 of costs relating to the formal sale process for the Company.  The increase for the six months ended June 30, 2005 was mainly due to additional reporting expenses surrounding the late filing of our 2004 Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, communications with the AMEX, the Caronia acquisition, the use of temporary personnel in the accounting and financial reporting area and the costs relating to the formal sale process for the Company.

Under the Company’s MAS Agreement, Capital Partners provides certain management advisory services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy.  Under the MAS Agreement in effect at the time, advisory fees were $1,550 per annum, subject to adjustment upon the occurrence of any unforeseen event, for 2005 and 2004.  Management advisory fees for the three and six months of 2005 and 2004 of $388 and $775, respectively, represented the pro rata amount of the annual fee.

During the second quarter of 2005, an investment banking fee of $240 was paid to Capital Partners for services provided in connection with the Caronia acquisition.  The investment banking fee was based on 1.5% of the contractual purchase price of $16,000 and was considered usual and customary for investment banking fees for transactions the size and complexity of Caronia.  The investment banking fee was approved by the Compensation Committee, the Audit Committee and the full Board of Directors.  The investment banking fee was included in the purchase price allocation for Caronia.

Depreciation and Amortization Expense

Consolidated D&A increased $434, or 50% to $1,297 for the three months ended June 30, 2005, compared to $863 for the three months ended June 30, 2004, and increased $524, or 29% to $2,325 for the six months ended June 30, 2005 compared to $1,801 for the same period last year.  The increase is primarily due to an increase in the Employer Cost Containment and Health Services segment of $410, or 57% for the three months ended June 30, 2005, and an increase of $512, or 34% for the six months ended June 30, 2005.  These increases were primarily due to additional depreciation and amortization expense of $264 for the three and six months ended June 30, 2005 for the fixed assets and identified intangible assets acquired in the Caronia acquisition.  The increase in the six months ended June 30, 2005 was also attributable to additional depreciation expense on asset additions and an increase in amortization expense of approximately $70 due to a change in the estimated useful life of an identified intangible asset (customer list).  D&A by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Employer Cost Containment and Health Services	$1,151	$741	$2,035	$1,523
Educational Services	137	113	271	269
Total segment D&A	1.288	854	2,306	1,792
Corporate	9	9	19	9
Total D&A	$1,297	$863	$2,325	$1,801

Interest Expense

Consolidated interest expense decreased $766, or 53% to $685 for the three months ended June 30, 2005 compared to $1,451 for the three months ended June 30, 2004, and decreased $1,691, or 60% to $1,116 for the six months ended June 30, 2005 compared to $2,807 for the same period last year.  Interest expense by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Employer Cost Containment and Health Services	$683	$407	$1,114	$869
Educational Services	2	57	2	85
Total segment interest expense	685	464	1,116	954
Corporate	—	987	—	1,853
Total interest expense	$685	$1,451	$1,116	$2,807

Interest expense for the Employer Cost Containment and Health Services segment increased $276, or 68% to $683 for the three months ended June 30, 2005 compared to $407 for the three months ended June 30, 2004, and increased $245, or 28% to $1,114 for the six months ended June 30, 2005 compared to $869 for the six months ended June 30, 2004.  The increase was due to the additional interest expense on the $40,500 Term Loan (the “WC Term Loan”) entered into on March 31, 2005 in connection with the acquisition of Caronia (see “- Liquidity and Capital Resources” for additional details of the WC Term Loan).  The decrease in interest expense for the Educational Services segment was due to lower outstanding debt.  Finally, Corporate interest expense for the three and six months ended June 30, 2005 included interest expense on a $30,000 high-coupon, senior subordinated promissory note (the “Note”) issued in January 2004.  The Note was repaid in September 2004.

Income Taxes

Income tax expense was $137 and $1,072 for the three months ended June 30, 2005 and 2004, respectively, representing an overall effective tax rate of 3.1% and 41.0%, respectively.  Income tax expense was $1,405 and $2,243 for the six months ended June 30, 2005 and 2004, respectively, representing an overall effective tax rate of 18.6% and 42.9%, respectively.  The reduction in income tax expense and effective tax rate was due to the reversal of certain tax reserves totaling $1,684 in the second quarter of 2005.  See “ - Three and Six Months Ended June 30, 2005 Highlights” above for further details.

Liquidity and Capital Resources

In connection with the acquisition of Caronia, on March 31, 2005, WC entered into a Second Amended and Restated Loan Agreement (the “Credit Agreement”).  The Credit Agreement provided WC with a $40,500 five-year, fully-amortizing term loan (the “WC Term Loan”) and an $8,000 revolving line of credit (the “WC Revolver”).  The WC Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option, and borrowings under the WC Revolver bear interest at LIBOR plus 2.0% or Prime minus 0.5%, at the Company’s option.  Principal payments of $675 are due monthly beginning May 1, 2005.  The proceeds of the WC Term Loan were used to fund the Caronia acquisition and repay then-existing outstanding debt.

At June 30, 2005, WC maintained the WC Revolver, and Primrose maintained a $1,000 revolving line of credit (the “Primrose Revolver”).  There were no borrowings under the Primrose Revolver and $2,015 outstanding under the WC Revolver at June 30, 2005.  Management believes that cash flows from operations along with the available borrowing capacity under the WC Revolver and Primrose Revolver will be sufficient to fund our operations and service our debt for the next 12 to 24 months.

Cash used in operations was $5,323 for the six months ended June 30, 2005 compared to cash provided by operations of $1,284 during the six months ended June 30, 2004.  Contributing to the decrease in cash flows from operations was the timing of the receipt of advance payments on certain customer contracts.  During the 2005 period, certain customers that make advance payments under the terms of their contracts were not invoiced until the third quarter, whereas these customers were invoiced and made payment during the second quarter of 2004.  Also contributing to the decrease in cash flows were significant cash payments made during 2005 for the Investigation and our 2004 year-end audit.  These decreases were partially offset by higher net income and higher collections of accounts receivable.

Cash used in investing activities was $14,857 for the six months ended June 30, 2005 compared to $3,429 used in investing activities for the six months ended June 30, 2004.  The increase in cash used during the 2005 period was due to the acquisition of Caronia on March 31, 2005.  Through June 30, 2005, net cash of $13,730 has been paid in connection with the Caronia acquisition.  Additionally, we have received invoices for professional services provided in connection with the acquisition totaling $479 and will pay these invoices during the third quarter of 2005.  Also, under the terms of the agreement governing the acquisition of Caronia, the contractual purchase price was subject to adjustment based upon the working capital of Caronia as of the closing date.  Accordingly, we will pay the seller $1,223 during the third quarter of 2005.

Cash provided by financing activities was $17,380 for the six months ended June 30, 2005 compared to cash used in financing activities of $5,027 for the six months ended June 30, 2004.  In 2005, we received net proceeds from the Credit Agreement of $40,359 (net of financing costs of $141).  These proceeds were used to fund the Caronia acquisition (see investing activities above) and to repay all then-outstanding borrowings of $24,929.  Also during the 2005 period, we borrowed a net $2,015 under the WC Revolver and made debt repayments under the Credit Agreement of $2,025.  We also received $1,960 from the exercise of an employee stock option.  In 2004, we received net proceeds of $29,288 from the issuance of the Note (net of financing costs of $712), repaid $5,865 of long-term borrowings and borrowed a net $2,300 under the Prior WC Revolver.  Under the terms of the Note, the gross proceeds from the Note of $30,000, plus one quarterly interest payment of $750, were held in a collateral account and would have been released once a use of the proceeds was approved by the lender.

The WC Term Loan, WC Revolver and Primrose Revolver contain restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio.  Borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the Company’s ownership in the subsidiary.  The Credit Agreement contains provisions that required WC to deliver audited financial statements for 2004 to the lender by the end of April and require WC to deliver monthly financial statements beginning April 2005.  WC obtained a waiver from the lender until June 30, 2005 to deliver its 2004 audited financial statements and until August 31, 2005 to begin delivering monthly financial statements.  WC delivered to the lender its 2004 audited financial statements prior to June 30, 2005 and began delivering monthly financial statements in September 2005.

On September 15, 2005, Primrose entered into a Fifth Amendment to Loan Agreement (the “Agreement”) dated September

15, 2005 with JPMorgan Chase Bank, N.A.  Under the Agreement, Primrose obtained a $1,000 Term Loan (the “Primrose Term Loan”) and extended the term of the Primrose Revolver to December 31, 2006.  The Primrose Term Loan is due September 30, 2010 and bears interest at LIBOR plus 2.5% or Prime plus 0.5%, at the Company’s option.  On September 16, 2005, Primrose declared a one-time special cash dividend (the “Dividend”) to the Company and the Primrose minority stockholders (holding 1.5% of the outstanding Primrose shares) in the amount of $3,452, which consisted of the proceeds from the Primrose Term Loan plus available cash on hand.  The Company used the $3,400 that it received from the Dividend to repurchase shares of WC held by the WC minority stockholders.

During April 2005, we received notifications from certain employees of WC (“WC Stockholders”) that they wished to sell to the Company 34% of their minority shares (“Shares”) in WC and vested options (“Vested Options”).  Under the terms of the agreement governing the Shares and Vested Options, the Company, at its discretion, may purchase the Shares and Vested Options for cash or issue Company stock.  We notified the WC Stockholders that we intended to purchase their Shares and Vested Options for cash.

On September 16, 2005, we purchased 979.88 shares held by WC Stockholders for an aggregate of $3,341.  The funds to purchase the Shares were obtained from the Dividend.  Also on September 16, 2005, WC purchased 276.85 Vested Options held by WC Stockholders and certain WC Stockholders exercised their remaining Vested Options.  WC paid a net aggregate amount of $437 and issued 408.41 shares of WC to the WC Stockholders to purchase the Vested Options and issue additional shares of WC.  As a result of the purchase of the 979.88 shares and issuance of 408.41 additional shares of WC, the Company’s interest in WC increased from 80% to 85%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Risk Management

Market risks relating to our operations result primarily from changes in interest rates.  Our interest rate risk management objective is to lower our overall borrowing costs and to mitigate the impact of changing interest rates on our net income and cash flow. We achieve our objective primarily through the use of interest rate swap agreements, which effectively convert variable rate debt to fixed rate debt.  At June 30, 2005, WC has an interest rate swap agreement with a notional value of $8,500, under which it pays a fixed rate of 5.85% and receives a variable rate based one-month LIBOR, and an interest rate swap with a notional value of $10,000 under which it pays a fixed rate of 3.44% and receives a variable rate based on one-month LIBOR.  After the effect of the swaps, variable rate debt comprised 54% of total debt at June 30, 2005 compared to 26% at December 31, 2004.  The increase in the percent of variable rate debt was due our borrowings under the Credit Agreement on March 31, 2005.  We do not utilize interest rate swaps or other derivative financial instruments for trading or speculative purposes.

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

Market Risk Sensitive Instruments

Including the effect of the interest rate swaps, the weighted average borrowing rate for our debt portfolio was 6.8% for the first six months of 2005 compared to 8.4% for the first six months of 2004.  Assuming a one percentage point increase in our weighted average borrowing rate, interest expense would have been higher by $111 and $172 for the six months ended June 30, 2005 and 2004, respectively.

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

The acquisition of Caronia on March 31, 2005 also presents a number of challenges to integrate the personnel, processes and procedures, and operating and financial information systems of Caronia with our current disclosure controls and procedures, including our system of internal controls over financial reporting.  The integration process started immediately following the acquisition and we expect this integration process to continue over the next three to six months.  As of the end of the period covered by this report, nothing has come to our attention that would indicate that the controls at Caronia are deficient or ineffective.

(b)                                 Change in Internal Control over Financial Reporting

Shortly after the Company filed its Form 10-K for the year ended December 31, 2004 on June 28, 2005, management formalized its Financial Reporting and Disclosure Committee (“FRDC”).  The FRDC is comprised of the Chief Executive Officer (the “CEO”), Chief Operating Officer and Chief Financial Officer (the “CFO”) of each business unit and the accounting managers at each operating subsidiary.  The objective of the FRDC is to provide the CEO and the CFO of the Company, and all other members, sufficient information to gain an understanding of the financial results for the period and to ensure that the information contained in the financial statements is complete, accurate and prepared in accordance with generally accepted accounting principles.  The FRDC meets on a quarterly basis, and each member of the FRDC is required to provide a certification to the CEO and CFO of Security Capital that, to the best of his or her knowledge, the organization’s financial statements are free from material misstatement and fairly present the results of operations, financial condition and cash flows of the organization for the periods presented.

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

Management continues to strive to enhance further its disclosure controls and procedures and to address its internal control over financial reporting systems for the Section 404 process ahead.

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

Item 6.  Exhibits

31.1

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 under Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer, and William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION

Date: September 16, 2005	By:	/s/ Brian D. Fitzgerald
Brian D. Fitzgerald
Chairman of the Board, President
and Chief Executive Officer (Principal Executive Officer)

Date: September 16, 2005	By:	/s/ William R. Schlueter
William R. Schlueter
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description

31.1

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2005 under Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer, and William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation.