Form 10-Q
period 2005-09-30
SECURITY CAPITAL CORP/DE/
filed 2005-11-14
CIK 314340

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2005.

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

As of November 1, 2005, there were 6,770,587 outstanding shares of Class A Common Stock, par value $0.01, and 380 outstanding shares of Common Stock, par value $0.01, of the registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Security Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$4,681	$12,488
Restricted cash	208	373
Accounts receivable, net	25,418	18,340
Recoverable costs, net	940	1,548
Deferred income taxes	2,335	2,681
Other current assets	1,543	1,345
Total current assets	35,125	36,775
Property and equipment, net	6,484	6,036
Goodwill, net	72,557	59,041
Identified intangible assets, net	18,909	12,563
Deferred income taxes	—	1,358
Other assets	1,080	862
Total assets	$134,155	$116,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,256	$5,363
Notes payable	4,900	—
Accrued expenses and other liabilities	11,394	9,899
Income taxes payable	4,716	8,191
Unearned revenue	19,784	24,566
Current portion of long-term debt	8,283	5,970
Total current liabilities	52,333	53,989
Long-term debt	29,150	18,959
Other long-term obligations	1,577	2,297
Deferred income taxes	2,401	—
Minority interest	3,596	6,023
Stockholders’ equity:
Common stock, $0.01 par value, 7,500 shares authorized; 380 shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 10,000,000 shares authorized; 6,778,309 and 6,458,309 shares issued at September 30, 2005 and December 31, 2004, respectively, 6,770,587 and 6,450,587 shares outstanding at September 30, 2005 and December 31, 2004, respectively	68	65
Additional paid-in capital	66,731	64,395
Accumulated deficit	(21,785)	(29,067)
Accumulated other comprehensive income	169	59
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	45,098	35,367
Total liabilities and stockholders’ equity	$134,155	$116,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Employer cost containment and health services	$35,897	$30,560	$103,960	$88,252
Educational services	3,929	2,886	10,620	8,383
Total revenues	39,826	33,446	114,580	96,635
Selling, general and administrative expenses	34,409	28,680	98,486	82,402
Depreciation and amortization	1,301	1,016	3,626	2,817
Operating income	4,116	3,750	12,468	11,416
Interest expense	(773)	(1,097)	(1,888)	(3,904)
Other income, net	99	89	424	461
Income from continuing operations before taxes and minority interest	3,442	2,742	11,004	7,973
Income tax expense	(1,348)	(1,082)	(2,753)	(3,250)
Minority interest in income of consolidated subsidiaries	(228)	(475)	(969)	(1,187)
Income from continuing operations	1,866	1,185	7,282	3,536
Loss from discontinued operations (net of taxes of $996 and $493 for the three and nine months ended September 30, 2004, respectively)	—	(1,960)	—	(2,779)
Net income (loss)	1,866	(775)	7,282	757
Preferred stock accretion	—	(1,024)	—	(1,275)
Income (loss) available (attributable) to common stockholders	$1,866	$(1,799)	$7,282	$(518)

Net income (loss)	$1,866	$(775)	$7,282	$757
Unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $64 and $(83) and minority interest of $10 and $(24) for the three months ended September 30, 2005 and 2004, respectively, and taxes of $88 and $23 and minority interest of $17 and $7 for the nine months ended September 30, 2005 and 2004, respectively	82	(96)	110	27
Comprehensive income (loss)	$1,948	$(871)	$7,392	784

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.28	$0.02	$1.09	$0.35
Loss from discontinued operations	—	(0.30)	—	(0.43)
Basic earnings (loss) per common share available (attributable) to common stockholders	$0.28	$(0.28)	$1.09	$(0.08)

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.26	$0.01	$1.05	$0.30
Loss from discontinued operations	—	(0.30)	—	(0.42)
Diluted earnings (loss) per common share available (attributable) to common stockholders	$0.26	$(0.29)	$1.05	$(0.12)

Basic weighted average shares used in computation	6,771	6,451	6,709	6,451

Diluted weighted average shares used in computation	6,949	6,625	6,822	6,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2005	2004
		(Restated)
Cash flows from operating activities:
Income from continuing operations	$7,282	$3,536
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Deferred income taxes	743	738
Amortization	1,858	1,388
Depreciation	1,768	1,429
Minority interest in income of consolidated subsidiaries	969	1,187
Amortization of deferred financing costs	141	900
Allowances for doubtful accounts and recoverable costs	273	196
Unrealized gain on derivative	(42)	(288)
Non-cash compensation charge related to stock options	95	—
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(6,216)	2,067
Decrease (increase) in recoverable costs	573	(836)
(Increase) decrease in other assets	(211)	80
Decrease in unearned revenue	(9,085)	(1,795)
Decrease in accounts payable, accrued expenses and other liabilities	(4,481)	(881)
Net cash (used in) provided by operating activities	(6,333)	7,721

Cash flows from investing activities:
Capital expenditures	(2,155)	(2,467)
Acquisitions (net of acquired cash of $1,388 in 2005)	(15,433)	(1,775)
Additional investment in majority-owned subsidiary	(3,341)	—
Net cash received from discontinued operations	—	212
Net cash used in investing activities	(20,929)	(4,030)

Cash flows from financing activities:
Proceeds from long-term borrowings (net of deferred financing costs of $141 and $712 in 2005 and 2004, respectively)	41,359	29,288
Repayments of long-term borrowings	(28,995)	(37,780)
Borrowings under notes payable	18,370	16,507
Repayments of notes payable	(13,470)	(11,954)
Dividend paid	(52)	—
Proceeds from employee stock option exercises	2,243	—
Net cash provided by (used in) financing activities	19,455	(3,939)

Decrease in cash and cash equivalents	(7,807)	(248)
Cash and cash equivalents, beginning of period	12,488	11,645
Cash and cash equivalents, end of period	$4,681	$11,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share amounts, unless otherwise noted)

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

(2)              Organization and Description of Business

Security Capital operates as a holding company that actively participates in the management of its subsidiaries.  At September 30, 2005, we operated two subsidiaries, WC Holdings, Inc. (“WC”) and Primrose Holdings, Inc. (“Primrose”).  WC is an 84.4%-owned subsidiary that provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance. WC’s activities are primarily centered in California, Ohio, New York, Virginia, Maryland, Texas, Michigan, Florida, Georgia, Missouri, Washington and Minnesota.  Primrose is a 98.5%-owned subsidiary involved in the franchising of educational childcare centers, with related activities in real estate consulting and site selection services.  Primrose schools are located in the Southeast, Southwest and Midwest.

We had two reportable operating segments at September 30, 2005.  The Employer Cost Containment and Health Services segment consists of WC, and the Educational Services segment consists of Primrose.  See Note 10 for further details regarding our reportable operating segments.

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

(3)              Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements

The condensed consolidated statements of income for the three and nine months ended September 30, 2004 included herein have been restated to reflect the change in our accounting practices for leases and leasehold improvements.  The tables below reconcile the amounts reported in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004 to the amounts reported herein.  For additional disclosures with respect to our restatement, see our Annual Report on Form 10-K for the year ended December 31, 2004.

	Three Months Ended September 30, 2004
	As previously reported	Lease adjustments	Restated
Revenues:
Employer cost containment and health services	$30,560	$—	$30,560
Educational services	2,886	—	2,886
Total revenues	33,446	—	33,446
Selling, general and administrative expenses	28,589	91	28,680
Depreciation and amortization	1,014	2	1,016
Operating income	3,843	(93)	3,750
Interest expense	(1,097)	—	(1,097)
Other income, net	89	—	89
Income from continuing operations before taxes and minority interest	2,835	(93)	2,742
Income tax expense	(1,119)	37	(1,082)
Minority interest in income of consolidated subsidiaries	(485)	10	(475)
Income from continuing operations	1,231	(46)	1,185
Loss from discontinued operations	(1,960)	—	(1,960)
Net loss	(729)	(46)	(775)
Preferred stock accretion	(1,024)	—	(1,024)
Loss attributable to common stockholders	$(1,753)	$(46)	$(1,799)

Basic loss per common share:
Earnings from continuing operations	$0.03	$(0.01)	$0.02
Loss from discontinued operations	(0.30)	—	(0.30)
Basic loss per common share attributable to common stockholders	$(0.27)	$(0.01)	$(0.28)

Diluted loss per common share:
Earnings from continuing operations	$0.01	—	$0.01
Loss from discontinued operations	(0.30)	—	(0.30)
Diluted loss per common share attributable to common stockholders	$(0.28)*	—	$(0.29)

	Nine Months Ended September 30, 2004
	As previously reported	Lease adjustments	Restated
Revenues:
Employer cost containment and health services	$88,252	$—	$88,252
Educational services	8,383	—	8,383
Total revenues	96,635	—	96,635
Selling, general and administrative expenses	82,128	274	82,402
Depreciation and amortization	2,811	6	2,817
Operating income	11,696	(280)	11,416
Interest expense	(3,904)	—	(3,904)
Other income, net	461	—	461
Income from continuing operations before taxes and minority interest	8,253	(280)	7,973
Income tax expense	(3,361)	111	(3,250)
Minority interest in income of consolidated subsidiaries	(1,218)	31	(1,187)
Income from continuing operations	3,674	(138)	3,536
Loss from discontinued operations	(2,779)	—	(2,779)
Net income	895	(138)	757
Preferred stock accretion	(1,275)	—	(1,275)
Loss attributable to common stockholders	$(380)	$(138)	$(518)

Basic loss per common share:
Earnings from continuing operations	$0.37	$(0.02)	$0.35
Loss from discontinued operations	(0.43)	—	(0.43)
Basic loss per common share attributable to common stockholders	$(0.06)	$(0.02)	$(0.08)

Diluted loss per common share:
Earnings from continuing operations	$0.32	$(0.02)	$0.30
Loss from discontinued operations	(0.43)	—	(0.42)
Diluted loss per common share attributable to common stockholders	$(0.10)*	$(0.02)	$(0.12)

* Loss per share amounts are based on unrounded amounts and, therefore, loss per share attributable to common stockholders may not equal the sum of earnings from continuing operations and loss from discontinued operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates include allowances for doubtful accounts and uncollectible recoverable costs (previously referred to as reimbursable assignment development costs), reserves for contingencies, the utilization of carry forward tax benefits, the determination of fair value and economic lives of intangible assets, the allocation of the purchase price of an acquisition to the fair value of tangible and intangible assets acquired and liabilities assumed and the estimates and assumptions inherent in our goodwill impairment testing procedures and our valuation of stock-based compensation.

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

Revenues from the Educational Services segment are composed of royalties, franchise fees, assignment and real estate services fees, transfer fees, forfeiture fees and tuition fees.  Royalties are received from franchisees based on a percentage of a school’s monthly revenue and include fees for corporate services provided to franchisees.  Royalty revenue is recorded in the month earned and typically collected in the subsequent month.  Franchise fees are received from a franchisee upon the signing of a franchise agreement.  These fees are initially deferred and recognized as revenue when the school receives its certificate of occupancy.  Assignment and real estate services include site identification and evaluation, preparation for the construction of the franchisee’s Primrose school and consulting services provided to the franchisee during the construction of the school related to architectural and engineering design.  Additionally, assignment and real estate services may include coordination with independent third-party service providers to (i) prepare environmental and soil studies; (ii) prepare the applications for all required building and zoning permits and assist with any follow-up procedures necessary to obtain all necessary permits; (iii) obtain a title commitment for the land site; and (iv) ensure that the franchisee’s lender has all relevant documentation necessary for the franchisee to purchase the land for its Primrose school.  A majority of the assignment and real estate services fees are received from a franchisee upon the signing of a franchise agreement, and the remaining fee is received upon the closing of the purchase of the property by the franchisee (the “Closing”).  All fees for assignment and real estate services received prior to the Closing are initially deferred.  A portion of the assignment and real estate services fees is recognized at the time of the Closing, and the remaining portion is recognized when the school receives its certificate of occupancy.

Transfer fees are received and earned upon the sale of an existing franchise to another franchisee.  Forfeiture fees include fees applicable to the termination of franchise agreements or the expiration of option agreements.  Tuition fees are earned at the Company-owned school and are generally billed weekly for services to be provided in the following week.  Primrose will occasionally provide existing franchisees an option to purchase a franchise in a designated geographical area for a stated period of time (typically six to 12 months) for which Primrose receives a fee.  This fee is initially deferred when received.  When the option is exercised, the option fee is credited against the amount of the franchise fee and recognized as revenue when the school receives its certificate of occupancy.  If the option expires, the fee is recognized as a forfeiture fee.

Receivables

Receivables are composed primarily of amounts due for contract services provided by WC and royalty payments due to Primrose from franchisees.  An allowance for doubtful accounts is established based on customer credit evaluations, collection history and other pertinent information.  Receivables are generally not collateralized.

Recoverable Costs

In providing assignment services, Primrose will retain on behalf of the franchisee various licensed professionals, such as architects, surveyors, engineers, appraisers and attorneys (“Third-Party Professionals”), who are critical to the development and construction process.  Until the Closing, the Third-Party Professionals will invoice Primrose for their services, and Primrose will pay the Third-Party Professionals on behalf of the franchisee.  The costs incurred by Primrose on behalf of the franchisee for Third-Party Professional services are recorded as recoverable costs.  Under the terms of the agreement governing these Third-Party Professional costs, the franchisee is obligated to reimburse Primrose at the Closing for all Third-Party Professional costs paid by Primrose on behalf of the franchisee.  Subsequent to the Closing, services provided to the franchisee by the Third-Party Professionals are billed directly to the franchisee.  A reserve is established for potentially uncollectible recoverable costs based on franchisee credit evaluations, historical experience and other pertinent information.

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

We perform our annual goodwill impairment testing at year-end.  We review identified intangible assets and other long-lived assets for impairment when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.

The change in the carrying amount of goodwill was as follows:

	Employer Cost Containment and Health Services	Educational Services	Total

Balance at January 1, 2005	$42,211	$16,830	$59,041
Goodwill acquired:
From Caronia acquisition	13,516	—	13,516

Balance at September 30, 2005	$55,727	$16,830	$72,557

Identified intangible assets include franchise agreements, customer lists, trade names, proprietary curriculum and trademarks.  Identified intangible assets are amortized on a straight-line basis over their estimated useful lives.  The cost and accumulated amortization for identified intangible assets at September 30, 2005 were as follows:

	Franchise Agreements	Customer Lists	Trade Names	Proprietary Curriculum	Trademarks	Total
Gross Cost
Balance at December 31, 2004	$8,750	$7,662	$—	$389	$82	$16,883
Additions	—	5,200	3,000	4	—	8,204
Balance at September 30, 2005	8,750	12,862	3,000	393	82	25,087

Accumulated Amortization
Balance at December 31, 2004	(2,386)	(1,741)	—	(160)	(33)	(4,320)
Amortization	(312)	(1,358)	(150)	(32)	(6)	(1,858)
Balance at September 30, 2005	(2,698)	(3,099)	(150)	(192)	(39)	(6,178)

Net cost at September 30, 2005	$6,052	$9,763	$2,850	$201	$43	$18,809

Estimated useful lives	21 years	5 – 10 years	10 years	10 years	15 years

Stock Options

During the third quarter of 2005, WC purchased 276.85 vested stock options to purchase WC stock from key employees of WC for $720.  The payment of $720 was recorded as an expense in the third quarter.  As a result of this transaction, the Company could no longer account for its stock option plans as fixed plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  Therefore, effective July 1, 2005, the Company adopted the fair value method of accounting for share-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, (“SFAS 123R”).  Under SFAS 123R, share-based payment awards result in a cost that should be measured at fair value on the awards’ grant dates, based on the estimated number of awards expected to vest.  SFAS 123R requires this cost to be recognized through earnings over the expected vesting period.  Under APB 25, when the exercise price of the Company’s stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized.

SFAS 123R is effective January 1, 2006; however, the Company has elected to early-adopt SFAS 123R.  SFAS 123R allows public companies to select from two alternative transition methods when adopting SFAS 123R, the modified prospective application or the modified retrospective application.  Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the unvested portion of awards outstanding as of July 1, 2005 is recognized as the requisite service is rendered.  Under the modified retrospective application, the provisions of SFAS 123R may be applied to (i) all awards granted, modified or settled in cash in fiscal years in which SFAS 123 was effective (years beginning after December 15, 1994) or (ii) only interim periods in the year of adoption unless the effective date of SFAS

123R coincides with a company’s fiscal year.  We have elected to adopt the provisions of SFAS 123R using the modified prospective application.  For the third quarter of 2005, share-based compensation expense of $95 was recognized for the unvested portion of awards outstanding as of July 1, 2005.

For the periods prior to July 1, 2005, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transitions and Disclosure, an amendment to FASB Statement No. 123.  Accordingly, the following table presents the pro forma effect on income available to common stockholders and earnings per share for periods presented as if the Company had applied the fair value method of accounting for share-based compensation for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net income (loss), as reported	$1,866	$(775)	$7,282	$757
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect and minority interests	73	—	73	—
Deduct: Stock-based compensation expense determined under the fair value method, net of related tax effects and minority interest	(73)	(153)	(307)	(486)
Pro forma net income (loss)	1,866	(928)	7,048	271
Preferred stock accretion	—	(1,024)	—	(1,275)
Pro forma income (loss) available (attributable) to common stockholders	$1,866	$(1,952)	$7,048	$(1,004)

Basic earnings (loss) per common share available (attributable) to common stockholders:
As reported	$0.28	$(0.28)	$1.09	$(0.08)
Pro forma	$0.28	$(0.30)	$1.05	$(0.16)
Diluted earnings (loss) per common share available (attributable) to common stockholders::
As reported	$0.26	$(0.29)	$1.05	$(0.12)
Pro forma	$0.26	$(0.31)	$1.02	$(0.20)

The fair value of options is estimated at the date of grant using a Black-Scholes option-pricing model, which requires management to make estimates and assumptions relating to, among other things, the expected life of the option and the expected stock price volatility.  Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.  In April of 2005, the Company granted an option to purchase 64,510 shares of Class A Common Stock at a price of $9.83 per share to a key employee.  The fair value of the award was $4.02 calculated using the Black-Scholes option-pricing model and the following assumptions:

Risk-free interest rate	3.9%
Dividend yield	0%
Volatility	40.0%
Expected life	5.0

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

The acquisition costs to acquire Caronia were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values, and any excess was allocated to goodwill.  The purchase price allocation below is based on the best information currently available and is subject to change as additional information becomes available.

Total purchase price	$16,000
Transaction costs	962
Total purchase price to allocate	$16,962

Allocation of Purchase Price
Cash	$1,388
Accounts receivable, net	1,315
Fixed assets, net	66
Customer list	5,200
Trade name	3,000
Goodwill	13,516
Deferred financing costs	141
Unearned revenue	(4,302)
Deferred tax liability	(3,362)
Total	$16,962

Under the terms of the agreement governing the acquisition of Caronia, the contractual purchase price was subject to adjustment based upon the working capital of Caronia as of the closing date.  The Company determined that an additional payment of $1,223 was due to the seller.  This payment was made in the third quarter of 2005 and has been reflected as a reduction in the cash acquired amount in the purchase price allocation above.

The following unaudited pro forma statements of income present the combined results of the Company and Caronia for the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 as if the Caronia acquisition had taken place on January 1, 2004.  The pro forma amounts give effect to the amortization of intangibles, increased interest expense and the related income tax and minority interest effects.  This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.  The results of Caronia are reflected in our condensed consolidated statements of income from the acquisition date.  Accordingly, pro forma financial statements for the three months ended September 30, 2005 are not provided as the results of Caronia are included for the entire period.

(in thousands, except per share amounts)	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenues:
Employer cost containment and health services	$107,677	$34,351	$100,204
Educational services	10,620	2,886	8,383
Total revenues	118,297	37,237	108,587
Selling, general and administrative expenses	101,375	31,500	91,124
Depreciation and amortization	3,831	1,223	3,434
Operating income	13,091	4,514	14,029
Interest expense	(2,159)	(1,228)	(4,318)
Other income, net	424	89	461
Income from continuing operations before taxes and minority interest	11,356	3,375	10,172
Income tax expense	(3,072)	(1,287)	(3,967)
Minority interest in income of consolidated subsidiaries	(975)	(560)	(1,484)
Income from continuing operations	7,309	1,528	4,721
Loss from discontinued operations	—	(1,960)	(2,779)
Net income (loss)	7,309	(432)	1,942
Preferred stock accretion	—	(1,024)	(1,275)
Income (loss) available (attributable) to common stockholders	$7,309	$(1,456)	$667

Basic earnings (loss) per common share:
Earnings from continuing operations	$1.09	$0.08	$0.53
Loss from discontinued operations	—	(0.30)	(0.43)
Basic earnings (loss) per common share available (attributable) to common stockholders	$1.09	$(0.22)	$0.10

Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.05	$0.06	$0.48
Loss from discontinued operations	—	(0.30)	(0.42)
Diluted earnings (loss) per common share available (attributable) to common stockholders	$1.05	$(0.24)	$0.06

During the second quarter of 2004, WC acquired 100% of the stock of Integrated Claims Strategies (“ICS”), for $800, plus transaction costs of $17.  ICS provides insurance claims processing and administration services in the Tampa, Florida area. The allocation of the purchase price was as follows:

Total purchase price	$800
Transaction costs	17
Total purchase price to allocate	$817

Allocation of Purchase Price
Accounts receivable	$95
Goodwill	997
Current liabilities	(275)
Total	$817

During the first quarter of 2004, WC acquired 100% of the stock of KRAMMCO, Inc., an Ohio corporation, for $975, plus transaction costs of $9.  KRAMMCO, Inc. is a management company whose sole asset is a management contract with the North American Employer’s Council, Inc. (“NAEC”), an Ohio not-for-profit corporation.  NAEC is an Ohio association that provides association members with, among other value-added services, an Ohio group rating sponsor.  The purchase price was allocated as follows:

Total purchase price	$975
Transaction costs	9
Total purchase price to allocate	$984

Allocation of Purchase Price
Customer list	$984
Goodwill	406
Deferred tax liability	(406)
Total	$984

(6)              Additional Investment in Subsidiary

On September 16, 2005, the Company acquired an additional 979.88 shares of WC stock directly from the minority stockholders of WC for total cash consideration of $3,341.  The funds to acquire the shares of WC stock were obtained from a one-time special cash dividend (the “Dividend”) of $3,452 declared and paid by Primrose to the Company and the Primrose minority stockholders (holding 1.5% of the outstanding Primrose shares).

Also on September 16, 2005, certain option holders of WC exercised options to purchase shares of WC.  As a result of the exercise of these options, an additional 408.41 shares of WC were issued for $283.  The net effect of our purchase of 979.88 shares of WC and the issuance of 408.41 shares of WC increased our ownership interest in WC from 80% to 84.4%.

(7)              Earnings Per Share

Basic earnings per common share (“EPS”) are derived by dividing net income by the weighted average shares outstanding.  Diluted EPS assumes the potential dilution from the exercise of employee stock options in Company stock and in stock of subsidiary companies.  The assumed exercise of stock options of subsidiary companies has the effect of reducing our earnings (“diluted earnings”) as our overall ownership interest in the subsidiary companies, and thus our share of the net income of the subsidiaries, would be reduced.  Diluted EPS are derived by dividing the applicable diluted earnings by the weighted average shares outstanding plus the dilutive effect, if any, of outstanding stock options.  Weighted average shares outstanding include the weighted average number of Common and Class A Common shares outstanding because the two classes are identical except for certain transfer restrictions.  The calculation of basic and diluted EPS for the three and nine months ended September 30, 2005 and 2004 is shown below.  Share amounts are in thousands.

	Three Months Ended September 30, 2005	Nine months Ended September 30, 2005

Net income — numerator for basic EPS	$1,866	$7,282
Effect on income assuming exercise of subsidiary stock options	(63)	(105)
Diluted earnings — numerator for diluted EPS	$1,803	$7,177

Basic weighted average shares outstanding — denominator for basic EPS	6,771	6,709
Dilutive effect of stock options	178	113
Diluted weighted average shares outstanding — denominator for diluted EPS	6,949	6,822

Basic earnings per common share available to common stockholders	$0.28	$1.09
Diluted earnings per common share available to common stockholders	$0.26	$1.05

	Continuing Operations	Discontinued Operations	Total
Three Months Ended September 30, 2004

Net income (loss) — restated	$1,185	$(1,960)	$(775)
Preferred stock accretion	(1,024)	—	(1,024)
Loss attributable to common stockholders — numerator for basic EPS	161	(1,960)	(1,799)
Effect on loss assuming exercise of subsidiary stock options	(114)	—	(114)
Diluted loss attributable to common stockholders — numerator for diluted EPS	$47	$(1,960)	$(1,913)

Basic weighted average shares outstanding — denominator for basic EPS	6,451	6,451	6,451
Dilutive effect of stock options	174	174	174
Diluted weighted average shares outstanding — denominator for diluted EPS	6,625	6,625	6,625

Basic earnings (loss) per common share available (attributable) to common stockholders	$0.02	$(0.30)	$(0.28)
Diluted earnings (loss) per common share available (attributable) to common stockholders	$0.01	$(0.30)	$(0.29)

Nine Months Ended September 30, 2004

Net income (loss) — restated	$3,536	$(2,779)	$757
Preferred stock accretion	(1,275)	—	(1,275)
Loss attributable to common stockholders — numerator for basic EPS	2,261	(2,779)	(518)
Effect on loss assuming exercise of subsidiary stock options	(310)	—	(310)
Diluted loss attributable to common stockholders — numerator for diluted EPS	$1,951	$(2,779)	$(828)

Basic weighted average shares outstanding — denominator for basic EPS	6,451	6,451	6,451
Dilutive effect of stock options	121	121	121
Diluted weighted average shares outstanding — denominator for diluted EPS	6,572	6,572	6,572

Basic earnings (loss) per common share available (attributable) to common stockholders	$0.35	$(0.43)	$(0.08)
Diluted earnings (loss) per common share available (attributable) to common stockholders	$0.30	$(0.42)	$(0.12)

(8)              Long-term Debt and Notes Payable

At September 30, 2005 and December 31, 2004, long-term debt consisted of the following:

	September 30, 2005	December 31, 2004

WC Term Loans	$36,450	$24,929
Primrose Term Loan	983	—
Total debt	37,433	24,929
Less: current portion	8,283	5,970
Long-term debt	$29,150	$18,959

On March 31, 2005, WC entered into a Second Amended and Restated Loan Agreement (the “Credit Agreement”).  The Credit Agreement provided WC with a $40,500 five-year, fully-amortizing term loan (the “WC Term Loan”) and an $8,000 revolving line of credit (the “WC Revolver”).  The WC Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option, and borrowings under the WC Revolver bear interest at LIBOR plus 2.0% or Prime minus 0.5%, at the Company’s option.  Principal payments of $675 are due monthly.  The proceeds of the WC Term Loan were used to fund the Caronia acquisition and repay outstanding debt under the WC Holdings Senior Term Loan (the “Prior WC Term Loan”).

On September 15, 2005, Primrose entered into the Fifth Amendment to Loan Agreement (the “Amendment”).  The Amendment provides Primrose with a $1,000 five-year loan (the “Primrose Term Loan”) and extended the maturity of the $1,000 revolving line of credit (the “Primrose Revolver”) until December 31, 2006.  The proceeds from the Primrose Term Loan were used to pay a portion of the Dividend.  The Primrose Term Loan bears interest at LIBOR plus 2.5% or Prime plus 0.5%, at the Company’s option and, principal payments of $17 are due monthly.  Borrowings under the Primrose Revolver bear interest at LIBOR plus 2.0% or Prime, at the Company’s option

At December 31, 2004, borrowings under the Prior WC Term Loan bore interest at Prime minus 0.5% or one-month LIBOR plus 1.75%, at the Company’s option.  Principal and interest payments were payable monthly through 2008.  WC also maintained an $8,000 revolving line of credit (the “Prior WC Revolver”).  Borrowings under the Prior WC Revolver bore interest at LIBOR plus 1.75%.  All borrowings under the Prior WC Term Loan were repaid with the proceeds from the WC Term Loan, and the Prior WC Revolver was replaced by the WC Revolver.

Notes payable consists of short-term borrowings under the WC Revolver and Primrose Revolver.  At September 30, 2005 and December 31, 2004, there was $4,900 and $0, respectively, outstanding under the WC Revolver and the Prior WC Revolver, respectively.  There were no borrowings outstanding under the Primrose Revolver at September 30, 2005 or December 31, 2004.

The WC Term Loan, Primrose Term Loan, WC Revolver and Primrose Revolver each contain restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio.  Borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the Company’s ownership in the subsidiary.  The Credit Agreement contains provisions that required WC to deliver audited financial statements for 2004 to the lender by April 30, 2005 and to deliver monthly financial statements for 2005 beginning April 2005.  WC obtained a waiver from the lender to deliver its 2004 audited financial statements no later than June 30, 2005 and begin delivering monthly financial statements for 2005 beginning September 2005.  WC delivered its 2004 audited financial statements to the lender prior to June 30, 2005 and began delivering monthly financial statements in September 2005.

(9)              Related-Party Transactions

The Company has a Management Advisory Services Agreement (the “MAS Agreement”) with Capital Partners Inc. (“Capital Partners”), whereby Capital Partners provides certain management advisory services related to investments, general administration (including payroll and rent), corporate development, strategic planning, stockholder relations, financial matters and general business policy.  Capital Partners controls approximately 81% of the Company’s shares, held principally by CP Acquisition, L.P. No. 1 (“CPI”).  Brian Fitzgerald controls Capital Partners and serves as our Chairman of the Board of Directors, President and Chief Executive Officer.

The MAS Agreement has been approved by our Board of Directors and is effective for the calendar year.  The MAS Agreement can be terminated as of the end of any calendar year by either Capital Partners or the Company upon at least 60 days’ prior written notice to the other.  Fees paid to Capital Partners for management advisory services were $388 for each of the quarters ended September 30, 2005 and 2004 and $1,163 for each of the nine months ended September 30, 2005 and 2004.

In addition, the Company has agreed to pay investment banking fees to Capital Partners for acquisition opportunities presented to the Company at usual and customary rates for transactions of similar size and complexity.  Capital Partners is under no obligation to present to the Company any or all acquisition opportunities of which it becomes aware.  Furthermore, the Company is under no obligation to utilize Capital Partners for investment banking services.  The payment of an investment banking fee to Capital Partners is subject to the approval of the Compensation Committee, the Audit Committee and the full Board of Directors.  In connection with the Caronia acquisition, an investment banking fee of $240 was paid in May of 2005 to Capital Partners.

As discussed in Note 4, during the third quarter of 2005, WC purchased 276.85 vested stock options to purchase WC shares from employees of WC for $720.  Also, as discussed in Note 6, the Company acquired an additional 979.88 shares of WC stock directly from the minority stockholders of WC for $3,341.

(10)       Segment Disclosure

Management evaluates the performance of its segments based upon segment income, defined as earnings before interest, taxes, depreciation, amortization, minority interests, corporate expenses and management fee, other income and discontinued operations.  Segment income is used to evaluate performance because management believes this is the best financial indicator of value, of our ability to incur and service debt, and to generate operating cash flows.  It is also one method by which we evaluate and value potential acquisition opportunities and by which we value our current subsidiaries.  Segment income is not a substitute for operating income or cash flows from operating activities determined in accordance with GAAP.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues from external customers:
Employer cost containment and health services	$35,897	$30,560	$103,960	$88,252
Educational services	3,929	2,886	10,620	8,383
Total revenues	$39,826	$33,446	$114,580	$96,635

Segment income:
Employer cost containment and health services	$4,139	$4,446	$13,320	$12,853
Educational services	2,193	1,415	5,687	4,154
Total segment income	6,332	5,861	19,007	17,007

Reconciliation of segment income to net income (loss):
Depreciation and amortization	(1,301)	(1,016)	(3,626)	(2,817)
Interest expense	(773)	(1,097)	(1,888)	(3,904)
Income tax expense	(1,348)	(1,082)	(2,753)	(3,250)
Minority interest	(228)	(475)	(969)	(1,187)
Corporate expenses and management fee	(915)	(1,095)	(2,913)	(2,774)
Other income	99	89	424	461
Loss from discontinued operations	—	(1,960)	—	(2,779)
Net income (loss)	$1,866	$(775)	$7,282	$757

(11)       Contingencies

CompManagement, Inc. (“CMI”), a wholly owned subsidiary of WC, was party to a lawsuit brought by the Cleveland Bar Association that alleged that certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law.  CMI believes that its practices do not differ from any other Ohio workers’ compensation third-party administrator and do not constitute the practice of law.  On May 15, 2004, the Board of Commissioners on the Unauthorized Practice of Law (the “UPL Board”) found that the activities of CMI and its hearing representatives did constitute the unauthorized practice of law; CMI appealed these findings to the Ohio State Supreme Court (the “Supreme Court”).  On December 15, 2004, the Supreme Court ruled that the activities engaged in by CMI and its hearing representatives did not constitute the unauthorized practice of law.  However, in its decision, the Supreme Court remanded the matter back to the UPL Board to consider whether those activities which were the subject of the original suit were in violation of a recently enacted Industrial Commission resolution.  Oral arguments on this issue were held on July 29, 2005.  At this time, we are unable to evaluate the outcome of this matter.

In connection with a written offer made by Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer, and, through Capital Partners, the controlling person of our majority stockholder, CPI, to acquire by merger all of the outstanding Class A Common Stock and Common Stock of Security Capital, other than shares held by Mr. Fitzgerald, Capital Partners, CPI and certain other persons (the “Offer”), three complaints (subsequently consolidated into one class action) were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the “Court”) naming the Company, each then-member of our Board of Directors and CPI as defendants.  Each of the complaints alleged that the defendants breached their fiduciary duties to the putative class and that the Offer was unfair, inadequate and not the result of arm’s-length negotiations.  Each complaint sought an injunction against the proposed merger or, if the merger was consummated, the rescission of the merger, as well as money damages, attorneys’ fees, expenses and other relief.  On November 1, 2005, the plaintiffs voluntarily dismissed the consolidated class action without prejudice.

On October 31, 2005, Robert Bossart, former Chief Executive Officer of WC and CMI, and Paul Miller, former Chief Financial Officer and General Counsel of WC and CMI (collectively, the “Terminated Executives”), filed a complaint (styled Miller, et al. v. CompManagement Inc., et al., 05CVh10 12072 (Court of Common Pleas, Franklin County, Ohio)) against WC, CMI, and other WC wholly owned subsidiaries, CMI Management Company, CompManagement Health Systems, Inc. and CompManagement Integrated Disability Services, Inc. (collectively, the “CMI Companies”), claiming that the Terminated Executives were not terminated for “just cause” by the CMI Companies.  Each of the Terminated Executives has filed a single claim for breach of contract of his employment agreement seeking unspecified damages.  As previously disclosed, the Terminated Executives were terminated for cause after an internal independent investigation, conducted under the auspices of the Company’s Audit Committee, found, among other things, that the Terminated Executives owned, operated and controlled various entities that had certain unauthorized and undisclosed transactional, operational and financial relationships with the CMI Companies, resulting in conflicts of interest.  We believe that the Terminated Executives’ claims are without merit and we intend to vigorously contest this matter.  Also as previously disclosed, the Company’s Board of Directors and Audit Committee continue to assess whether to take additional actions with respect to the Terminated Executives.

We are party to several legal actions arising in the ordinary course of business.  It is management’s opinion that we have adequate legal defenses to these actions and that the resolution of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

(12)     Sale of the Company

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes of Security Capital Corporation and its subsidiaries (“Security Capital,” the “Company,” “we,” “us” and “our”) appearing elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.  All dollar amounts are in thousands.

Company Overview

Security Capital operates as a holding company that actively participates in the management of its subsidiaries, but also gives each subsidiary a certain degree of operating autonomy, with its own chief executive officer and senior management. The Company itself is managed by Capital Partners Inc. (“Capital Partners”), which provides certain management advisory services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy pursuant to a Management Advisory Services Agreement (the “MAS Agreement”).  Capital Partners controls approximately 81% of the Company’s shares, held principally by CP Acquisition, L.P. No. 1 (“CPI”).  Mr. Brian Fitzgerald controls Capital Partners and serves as our Chairman of the Board of Directors, President and Chief Executive Officer.

Our current operations consist of two reportable operating segments, Employer Cost Containment and Health Services and Educational Services.  Our Employer Cost Containment and Health Services segment is conducted through our majority-owned subsidiary, WC Holdings, Inc. (“WC”), and WC’s wholly owned subsidiary, CompManagement, Inc. (“CMI”).  Our Educational Services segment is conducted through our majority-owned subsidiary, Primrose Holdings, Inc. (“Primrose”).  In keeping with our management philosophy, members of management of WC have a 15.6% equity interest in the WC businesses, and members of management of Primrose have a 1.5% equity interest in the Primrose businesses.  Certain key employees of WC and Primrose also receive stock options in those subsidiaries.

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

Primrose is involved in the franchising of educational child care centers, with related activities in site selection and real estate consulting services.  Currently, Primrose schools are located in the Southeast, Southwest and Midwest.

Three and Nine Months Ended September 30, 2005 Highlights

We continue to pursue the sale of the Company through a formal sales process with the assistance of UBS Securities LLC.  Interest from potential buyers has been encouraging, and while we continue to expect that the formal sale process will be concluded during the first quarter of 2006, no assurances can be given that the formal sale process will result in the sale of the Company at an acceptable price.  In addition to a significant commitment of management time, expenses of $100 were recognized in the financial statements through September 30, 2005 with respect to the formal sale process.

We reported strong growth in revenues and operating income for the third quarter of 2005 compared to the third quarter of 2004 of 19% and 10%, respectively.  Revenues in our Employer Cost Containment and Health Services segment increased 17% due to the March 31, 2005 acquisition of Caronia Corporation, new customers obtained in 2005 and the full-year effect of the strong customer growth in 2004.  Revenues in our Educational Services segment increased 36% due to increasing royalty fees and franchise fees.  Royalty fees continue to increase from enrollment increases at existing schools and the royalties from newly opened schools.  Franchise fees have increased due to the opening of seven schools during the third quarter of 2005 compared to three in the third quarter of 2004.  For the year, Primrose has opened 18 new schools and is on target to open 24 schools in 2005.  This compares to seven new schools opened for all of 2004.

The operating income growth in the third quarter of 2005 was driven by the revenue growth in our Educational Services segment.  Operating income in our Employer Cost Containment and Health Services segment for the third quarter of 2005 was lower than the third quarter of 2004, primarily due to a one-time compensation charge of $720 relating to the purchase WC employee stock options, discussed below.

Income from continuing operations for the third quarter of 2005 increased 57% compared to last year’s third quarter due to the improvements in operating income and lower interest expense, primarily due to the repayment of a $30,000 high-coupon, Senior Subordinated Promissory Note (the “Note”) in September 2004.

As a result of certain transactions that occurred during the third quarter of 2005, our ownership interest in WC increased from 80% to 84.4%.  In September 2005, we purchased 979.88 shares of WC held by the minority stockholders of WC for $3,341, WC purchased 276.85 vested stock options held by key employees of WC for $720 and certain option holders of WC exercised some or all of their remaining vested options to purchase shares of WC, resulting in the issuance of 408.41 shares of WC to the option holders.

As a result of the purchase by WC of the 276.85 vested stock options held by key employees of WC, we could no longer account for our stock option plans as fixed plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  Therefore, effective July 1, 2005, we adopted the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments (“SFAS 123R”).

SFAS 123R is effective January 1, 2006; however, we have elected to early-adopt SFAS 123R.  SFAS 123R allows public companies to select from two alternative transition methods when adopting SFAS 123R, the modified prospective application or the modified retrospective application.  We have elected to adopt the provisions of SFAS 123R using the modified prospective application.  Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the unvested portion of awards outstanding as of July 1, 2005 shall be recognized as the requisite service is rendered after July 1, 2005.  Share-based compensation expense of $95 was recognized in the third quarter of 2005 for the unvested portion of awards outstanding as of July 1, 2005.  We estimate that share-based compensation expense for 2005 will be $180 and that share-based compensation expense for 2006 will be $226.

Revenues and operating income increased 19% and 9%, respectively, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  The revenue increase was driven by strong growth in both our Employer Cost Containment and Health Services segment and our Educational Services segment of 18% and 27%, respectively.  The increase in operating income was driven by the revenue increase in our Educational Services segment.  Operating income in our Employer Cost Containment and Health Services segment was lower than last year primarily due to the expenses for the internal independent investigation overseen by the Company’s Audit Committee from November 2004 to March 2005 (the “Investigation”), the compensation charge relating to the purchase of WC employee stock options and higher depreciation and amortization expense due to the acquisition of Caronia.

Income from continuing operations increased 106% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to the improvements in operating income noted above and lower interest expense due to the repayment of the Note.  Additionally, income from continuing operations for the nine months ended September 30, 2005 benefited from the reversal in the second quarter of 2005 of previously provided tax reserves of $1,684.  While we believe that our tax return positions are fully supportable, we expect that certain positions could be challenged and that we may not be able to successfully defend our positions.  Accordingly, we establish reserves for these items.  In the second quarter of 2005, management determined that reserves established for certain positions taken on previously filed income tax returns were no longer necessary.  The reversal of these reserves was recorded as a reduction of income tax expense, resulting in an effective tax rate for the nine months ended September 30, 2005 of 25.0%.  The reversal of these reserves did not impact our cash flows for the periods.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates include allowances for doubtful accounts and uncollectible recoverable costs (previously referred to as reimbursable assignment development costs), reserves for contingencies, the utilization of carry forward tax benefits, the determination of fair value and economic lives of intangible assets, the allocation of the purchase price of an acquisition to the fair value of tangible and intangible assets acquired and liabilities assumed and the estimates and assumptions inherent in our goodwill impairment testing procedures and valuation of stock-based compensation awards.

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

Revenues from the Educational Services segment are composed of royalties, franchise fees, assignment and real estate services fees, transfer fees, forfeiture fees and tuition fees.  Royalties are received from franchisees based on a percentage of a school’s monthly revenue and include fees for corporate services provided to franchisees.  Royalty revenue is recorded in the month earned and typically collected in the subsequent month.  Franchise fees are received from a franchisee upon the signing of a franchise agreement.  These fees are initially deferred and recognized as revenue when the school receives its certificate of occupancy.  Assignment and real estate services include site identification and evaluation, preparation for the construction of the franchisee’s Primrose school and consulting services provided to the franchisee during the construction of the school related to architectural and engineering design.  Additionally, assignment and real estate services may include coordination with independent third-party service providers to (i) prepare environmental and soil studies; (ii) prepare the applications for all required building and zoning permits and assist with any follow-up procedures necessary to obtain all necessary permits; (iii) obtain a title commitment for the land site; and (iv) ensure that the franchisee’s lender has all relevant documentation necessary for the franchisee to purchase the land for its Primrose school.  A majority of the assignment and real estate services fees are received from a franchisee upon the signing of a franchise agreement, and the remaining fee is received upon the closing of the purchase of the property by the franchisee (the “Closing”).  All fees for assignment and real estate services received prior to the Closing are initially deferred.  A portion of the assignment and real estate services fees is recognized at the time of the Closing, and the remaining portion is recognized when the school receives its certificate of occupancy.

Transfer fees are received and earned upon the sale of an existing franchise to another franchisee.  Forfeiture fees include fees applicable to the termination of franchise agreements or the expiration of option agreements.  Tuition fees are earned at the Company-owned school and are generally billed weekly for services to be provided in the following week.  Primrose will occasionally provide existing franchisees an option to purchase a franchise in a designated geographical area for a stated period of time (typically six to 12 months) for which Primrose receives a fee.  This fee is initially deferred when received.  When the option is exercised, the option fee is credited against the amount of the franchise fee and recognized as revenue when the school receives its certificate of occupancy.  If the option expires, the fee is recognized as a forfeiture fee.

Receivables

Receivables are composed primarily of amounts due for contract services provided by WC and royalty payments due to Primrose from franchisees.  An allowance for doubtful accounts is established based on customer credit evaluations, collection history and other pertinent information.  Receivables are generally not collateralized.

Recoverable Costs

In providing assignment services, Primrose will retain on behalf of the franchisee various licensed professionals, such as architects, surveyors, engineers, appraisers and attorneys (“Third-Party Professionals”), who are critical to the development and construction process.  Until the Closing, the Third-Party Professionals will invoice Primrose for their services, and Primrose will pay the Third-Party Professionals on behalf of the franchisee.  The costs incurred by Primrose on behalf of the franchisee for Third-Party Professional services are recorded as recoverable costs.  Under the terms of the agreement governing these Third-Party Professional costs, the franchisee is obligated to reimburse Primrose at the Closing for all Third-Party Professional costs paid by Primrose on behalf of the franchisee.  Subsequent to the Closing, services provided to the franchisee by the Third-Party Professionals are billed directly to the franchisee.  A reserve is established for potentially uncollectible recoverable costs based on franchisee credit evaluations, historical experience and other pertinent information.

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

Stock Options

As discussed above, effective July 1, 2005, we account for stock-based compensation under SFAS 123R.  Prior to July 1, 2005, we applied the intrinsic value method in measuring stock-based compensation under APB 25.  Under SFAS 123R, share-based payment awards result in a cost measured at fair value on the awards’ grant dates, based on the estimated number of awards expected to vest, and that cost is recognized through earnings over the expected vesting period.  Under APB 25, when the exercise price of the Company’s stock options equaled the market value of the underlying stock on the date of the grant, no compensation expense was recognized.

RESULTS OF OPERATIONS

Restatement of 2004 Results

The results for the three and nine months ended September 30, 2004 included herein have been restated to reflect a change in our accounting practices for leases and leasehold improvements in our Employer Cost Containment and Health Services segment and at our corporate headquarters (the “Restatement”).  As a result of the Restatement, selling, general and administrative expense (“SG&A”) for the Employer Cost Containment and Health Services segment increased $83 and $250 for the three and nine months ended September 30, 2004, respectively, and SG&A expense for the corporate office increased $8 and $24 for the three and nine months ended September 30, 2004, respectively.  Depreciation and amortization expense (“D&A”) for the Employer Cost Containment and Health Services segment increased $2 and $6 for the three and nine months ended September 30, 2004, respectively.  For additional disclosures with respect to the Restatement, see our Form 10-K for the fiscal year ended December 31, 2004 (the "2004 Form 10-K") and Note 3 to the Condensed Consolidated Financial Statements in Item 1. “Financial Information” of this Quarterly Report on Form 10-Q.

Revenues

Consolidated revenues increased $6,380, or 19% to $39,826 for the three months ended September 30, 2005 compared to $33,446 for the three months ended September 30, 2004, and increased $17,945, or 19% to $114,580 for the nine months ended September 30, 2005 compared to $96,635 for the same period last year.  Revenues by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Employer Cost Containment and Health Services	$35,897	$30,560	$103,960	$88,252
Educational Services	3,929	2,886	10,620	8,383
Total revenues	$39,826	$33,446	$114,580	$96,635

Revenues from the Employer Cost Containment and Health Services segment increased $5,337, or 17% to $35,897 for the three months ended September 30, 2005 compared to $30,560 for the three months ended September 30, 2004, and increased $15,708, or 18% to $103,960 for the nine months ended September 30, 2005 compared to $88,252 for the same period last year.  Revenues for the three and nine months ended September 30, 2005 included revenues of $3,428 and 7,577, respectively, from Caronia, which was acquired on March 31, 2005.  The additional revenue increases for the three and nine months ended September 30, 2005, were due to new customers obtained in 2005 and the full-year effect of new customers obtained during 2004.

Revenues from the Educational Service segment increased $1,043, or 36% to $3,929 for the three months ended September 30, 2005 compared to $2,886 for the three months ended September 30, 2004, and increased $2,237, or 27% to $10,620 for the nine months ended September 30, 2005 compared to $8,383 for the same period last year.  Royalty revenues increased $599 and $1,243 for the three and nine months ended September 30, 2005, respectively, due to enrollment increases at existing schools and the royalties from newly opened schools.  Same-school revenue increased approximately 16% and 12% for the three and nine months ended September 30, 2005, respectively, resulting in higher royalty revenues of approximately $360 for the three months ended September 30, 2005 and $820 for the nine months ended September 30, 2005.  The remaining increase in royalty revenues was due to royalties from schools opened subsequent to September 30, 2004.  In addition, franchise fees increased $231 and $685 for the three and nine months ended September 30, 2005, respectively, due to the opening of seven and 18 schools during the three and nine months ended September 30, 2005, respectively, compared to three and five schools opened during the three and nine months ended September 30, 2004, respectively.  For 2005, Primrose is on target to open 24 schools in 2005 compared to seven in 2004, resulting in estimated additional franchise fees of approximately $700 for the year.

Selling, General and Administrative Expenses

Consolidated SG&A increased $5,729, or 20% to $34,409 for the three months ended September 30, 2005 compared to $28,680 for the three months ended September 30, 2004, and increased $16,084, or 20% to $98,486 for the nine months ended September 30, 2005 compared to $82,402 for the same period last year.  SG&A by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Employer Cost Containment and Health Services	$31,758	$26,114	$90,640	$75,399
Educational Services	1,736	1,471	4,933	4,229
Total segment SG&A	33,494	27,585	95,573	79,628
Corporate	527	707	1,750	1,611
Management advisory fees paid to Capital Partners	388	388	1,163	1,163
Total SG&A	$34,409	$28,680	$98,486	$82,402

SG&A expenses in the Employer Cost Containment and Health Services segment increased $5,644, or 22% to $31,758 for the three months ended September 30, 2005 compared to $26,114 for the three months ended September 30, 2004, and increased $15,241, or 20% to $90,640 for the nine months ended September 30, 2005 compared to $75,399 for the same period last year.  The increase in SG&A for the three months ended September 30, 2005 was primarily due to Caronia SG&A of $3,300, higher salaries and benefits of approximately $1,300 due to increased personnel necessary to service the customer growth and to augment our accounting and financial reporting staff through the hiring of additional permanent and temporary personnel, and a one-time special compensation charge of $720 from the purchase of vested options held by certain key employees of WC.  The increase in SG&A for the nine months ended September 30, 2005 was due to Caronia SG&A of $6,400, higher salaries and benefits of approximately $5,100, one-time expenses of approximately $2,100 for the Investigation, and the compensation charge from the purchase of vested options held by certain key employees.

SG&A expenses in the Educational Services segment increased $265, or 18% to $1,736 for the three months ended September 30, 2005 compared to $1,471 for the three months ended September 30, 2004, and increased $704, or 17% to $4,933 for the nine months ended September 30, 2005 compared to $4,229 for the same period last year.  These increases were primarily attributable to higher salaries and benefits due to increased personnel necessary to service the increased number of franchised schools.

SG&A expenses at our corporate headquarters decreased $180, or 25% to $527 for the three months ended September 30, 2005 compared to $707 for the three months ended September 30, 2004, and increased $139, or 9% to $1,750 for the nine months ended September 30, 2005 compared to $1,611 for the same period last year.  The decrease in the third quarter of 2005 is primarily due to lower expenses relating to the Special Committee formed in 2004 to explore various strategic alternatives to enhance stockholder value.  As a result of the formal sales process of the Company, the activities of the Special Committee have been reduced compared to the prior year.  The increase for the nine months ended September 30, 2005 was mainly due to additional reporting expenses surrounding the late filing of our 2004 Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, communications with the AMEX, the Caronia acquisition, the use of temporary personnel in the accounting and financial reporting area and the costs relating to the formal sale process.

Management advisory fees paid to Capital Partners for the three and nine months of 2005 and 2004 of $388 and $1,163, respectively, represented the pro rata amount of the annual fee of $1,550 for 2005 and 2004 under the MAS Agreement.

Depreciation and Amortization Expense

Consolidated D&A increased $285, or 28% to $1,301 for the three months ended September 30, 2005 compared to $1,016 for the three months ended September 30, 2004, and increased $809, or 29% to $3,626 for the nine months ended September 30, 2005 compared to $2,817 for the same period last year.  These increases are primarily due to increases in the Employer Cost Containment and Health Services segment primarily due to additional depreciation and amortization expense of $254 and $518 for the three and nine months ended September 30, 2005, respectively, for the fixed assets and identified intangible assets acquired in the Caronia acquisition, depreciation expense on fixed assets purchased during 2005 and additional amortization expense of $35 and $105 for the three and nine months ended September 30, 2005, respectively, due to a reduction in the estimated useful life of an identified intangible asset (customer list).  D&A by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Employer Cost Containment and Health Services	$1,155	$873	$3,190	$2,396
Educational Services	136	133	407	402
Total segment D&A	1,291	1,006	3,597	2,798
Corporate	10	10	29	19
Total D&A	$1,301	$1,016	$3,626	$2,817

Interest Expense

Consolidated interest expense decreased $324, or 30% to $773 for the three months ended September 30, 2005 compared to $1,097 for the three months ended September 30, 2004, and decreased $2,016, or 52% to $1,888 for the nine months ended September 30, 2005 compared to $3,904 for the same period last year.  Interest expense by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Employer Cost Containment and Health Services	$769	$490	$1,882	$1,359
Educational Services	4	37	6	122
Total segment interest expense	773	527	1,888	1,481
Corporate	—	570	—	2,423
Total interest expense	$773	$1,097	$1,888	$3,904

The decrease in interest expense for the three and nine months ended September 30, 2005 was primarily driven by lower Corporate interest expense due to the repayment of the Note in September 2004 and lower interest expense for the Educational Services segment due to lower outstanding debt.  These decreases were partially offset by higher interest expense in the Employer Cost Containment and Health Services segment due to the additional interest expense on the debt incurred in connection with the acquisition of Caronia (see “- Liquidity and Capital Resources” for additional details).

Income Taxes

Income tax expense was $1,348 and $1,082 for the three months ended September 30, 2005 and 2004, respectively, representing overall effective tax rates of 39.2% and 39.5%, respectively.  Income tax expense was $2,753 and $3,250 for the nine months ended September 30, 2005 and 2004, respectively, representing overall effective tax rates of 25.0% and 40.8%, respectively.  The reduction in the effective tax rate for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due to the previously discussed reversal of $1,684 of tax reserves.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of Caronia, WC entered into a Second Amended and Restated Loan Agreement (the “Credit Agreement”).  The Credit Agreement provided WC with a $40,500 five-year, fully-amortizing term loan (the “WC Term Loan”) and an $8,000 revolving line of credit (the “WC Revolver”).  The WC Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option, and borrowings under the WC Revolver bear interest at LIBOR plus 2.0% or Prime minus 0.5%, at the Company’s option.  Principal payments of $675 are due monthly.  The proceeds of the WC Term Loan were used to fund the Caronia acquisition and repay outstanding debt under the WC Holdings Senior Term Loan (the “Prior WC Term Loan”).

At December 31, 2004, outstanding borrowings under the Prior WC Term Loan bore interest at Prime minus 0.5% or one-month LIBOR plus 1.75%, at the Company’s option.  Principal and interest payments were payable monthly through 2008. WC also maintained an $8,000 revolving line of credit (the “Prior WC Revolver”).  Borrowings under the Prior WC Revolver bore interest at LIBOR plus 1.75%.  The Prior WC Revolver was replaced by the WC Revolver.

On September 15, 2005, Primrose entered into the Fifth Amendment to Loan Agreement (the “Amendment”).  The Amendment provided Primrose with a $1,000 five-year loan (the “Primrose Term Loan”) and extended the maturity of the $1,000 revolving line of credit (the “Primrose Revolver”) until December 31, 2006.  The proceeds from the Primrose Term Loan were used to pay a portion of the Dividend.  The Primrose Term Loan bears interest at LIBOR plus 2.5% or Prime plus 0.5%, at the Company’s option and, principal payments of $17 are due monthly.  Borrowings under the Primrose Revolver bear interest at LIBOR plus 2.0% or Prime, at the Company’s option.

At September 30, 2005, there was $4,900 outstanding under the WC Revolver and no borrowings outstanding under the Primrose Revolver.  Management believes that cash flows from operations along with the available borrowing capacity under the WC Revolver and Primrose Revolver will be sufficient to fund our operations and service our debt for the next 12 to 24 months.

The WC Term Loan, Primrose Term Loan, WC Revolver and Primrose Revolver each contain restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio.  Borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the Company’s ownership in the subsidiary.  The Credit Agreement contains provisions that required WC to deliver audited financial statements for 2004 to the lender by April 30, 2005 and to deliver monthly financial statements for 2005 beginning April 2005.  WC obtained a waiver from the lender to deliver its 2004 audited financial statements no later than June 30, 2005 and begin delivering monthly financial statements for 2005 beginning September 2005.  WC delivered its 2004 audited financial statements to the lender prior to June 30, 2005 and began delivering monthly financial statements in September 2005.

Cash used in operations was $6,333 for the nine months ended September 30, 2005 compared to cash provided by operations of $7,721 during the nine months ended September 30, 2004.  Contributing to the decrease in cash flows from operations was the timing of cash receipts of advance payments on certain customer contracts and collections of accounts receivables.  Certain contracts require customers to make advance payments; however, due to the timing of invoicing, the receipt of certain advance payments was delayed.  The collection of accounts receivable was also lower through September 30, 2005 compared to September 30, 2004 due to an increase in the aging of our accounts receivable portfolio.  Also contributing to the decrease in cash flows were significant cash payments made during 2005 for the Investigation and our 2004 year-end audit.  These decreases were partially offset by higher net income.

Cash used in investing activities was $20,929 for the nine months ended September 30, 2005 compared to $4,030 used in investing activities for the nine months ended September 30, 2004.  Cash used during 2005 included $15,433 for the acquisition of Caronia, $3,341 for the acquisition of 979.88 shares of WC held by the minority stockholders of WC and $2,155 for purchases of fixed assets.  The acquisition cost of Caronia includes an investment banking fee of $240 paid to Capital Partners for services provided in connection with the Caronia acquisition.  The investment banking fee was based on 1.5% of the contractual purchase price of $16,000 and was considered usual and customary for investment banking fees for transactions the size and complexity of Caronia.  The investment banking fee was approved by the Compensation Committee, the Audit Committee and the full Board of Directors.  Cash used during 2004 included $1,775 for acquisitions and $2,467 for purchases of fixed assets. We also received cash of $221 from our discontinued operations.

Cash provided by financing activities was $19,455 for the nine months ended September 30, 2005 compared to cash used in financing activities of $3,939 for the nine months ended September 30, 2004.  In 2005, proceeds from long-term borrowings include net proceeds of $40,359 from the Credit Agreement and $1,000 from the Primrose Term Loan.   Repayments of long-term borrowings include the repayment of all outstanding borrowings under the Prior WC Term Loan of $24,929 with the proceeds from the Credit Agreement and repayments of $4,066 under the Credit Agreement and Primrose Term Loan.  We also borrowed a net $4,900 under the WC Revolver through September 30, 2005.  The dividend payment of $52 was made to the minority stockholders of Primrose and represented their share (1.5%) of the Dividend.  Finally, the exercise of employee stock options during 2005 contributed $2,243 of cash.  In 2004, proceeds from long-term borrowings included the net proceeds of $29,288 from the issuance of the Note in January 2004 and repayments of long-term borrowings include payments of $7,780 under the Prior WC Term Loan and the repayment of the Note in September 2004.  There were also additional net borrowings of $4,553 under the Prior WC Revolver.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Risk Management

Market risks relating to our operations result primarily from changes in interest rates.  Our interest rate risk management objective is to lower our overall borrowing costs and to mitigate the impact of changing interest rates on our net income and cash flows.  We achieve our objective primarily through the use of interest rate swap agreements, which effectively convert variable rate debt to fixed rate debt.  At September 30, 2005, WC had an interest rate swap agreement with a notional value of $8,500, under which it pays a fixed rate of 5.85% and receives a variable rate based one-month LIBOR, and an interest rate swap with a notional value of $10,000 under which it pays a fixed rate of 3.44% and receives a variable rate based on one-month LIBOR.  After the effect of the swaps, variable rate debt comprised 56% of total debt at September 30, 2005 compared to 26% at December 31, 2004.  The increase in the percent of variable rate debt was due to our borrowings under the Credit Agreement.  The interest rate swap agreement with a notional value of $8,500 will expire on December 31, 2005, and pending the outcome of the formal sales process for the Company, we will assess whether we will enter into another interest rate swap agreement.

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

Market Risk Sensitive Instruments

Including the effect of the interest rate swaps, the weighted average borrowing rate for our debt portfolio was 7.5% for the first nine months of 2005 compared to 8.4% for the first nine months of 2004.  Assuming a one percentage point increase in our weighted average borrowing rate, interest expense would have been higher by $143 and $161 for the nine months ended September 30, 2005 and 2004, respectively.

Item 4.  Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2004 and first quarter of 2005, the Company confronted a number of unique challenges that, taken together, put extraordinary and unforeseen demands on management and our system of disclosure controls and procedures, straining our disclosure, accounting, and financial reporting resources at both WC and the corporate level.  The extraordinary natures of the demands put on our control systems made it extremely difficult to record, process, summarize and report required information on a timely basis, and as a result, our 2004 Form 10-K and Form 10-Q filings for the first and second quarters of 2005 were not filed within the time periods specified in the SEC’s rules and forms.

Management believes that they responded appropriately to the unique control challenges faced by the Company and have made significant process improvements to the Company’s disclosure controls.  Management believes that no system of disclosure controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system are met, and no such controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Further, in management’s view, no system of controls can be designed and implemented with sufficient capacity and resilience to accommodate an extraordinary and overwhelming confluence of events, such as those experienced by the Company, its management, and its directors.

The acquisition of Caronia also presented a number of challenges to integrate the personnel, processes and procedures, and operating and financial information systems of Caronia with our current disclosure controls and procedures, including our system of internal controls over financial reporting.  The integration process started immediately following the acquisition and we expect this integration process to continue over the next three to six months.  As of the end of the period covered by this report, nothing has come to our attention that would indicate that the controls at Caronia are deficient or ineffective.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are now functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)                                 Change in Internal Control over Financial Reporting

Shortly after the Company filed the 2004 Form 10-K on June 28, 2005, management formalized its Financial Reporting and Disclosure Committee (“FRDC”).  The FRDC is composed of the Chief Executive Officer (the “CEO”), Chief Operating Officer and Chief Financial Officer (the “CFO”) of each business unit and accounting managers at each operating subsidiary.  The objective of the FRDC is to provide the CEO and the CFO of the Company, and all other members, sufficient information to gain an understanding of the financial results for the period and to ensure that the information contained in the financial statements is complete, accurate and prepared in accordance with generally accepted accounting principles.  The FRDC meets on a quarterly basis, and each member of the FRDC is required to provide a certification to the CEO and CFO of the Company that, to the best of his or her knowledge, the organization’s financial statements are free from material misstatement and fairly present the financial condition, results of operations or cash flows of the organization for the periods presented.

In addition to the formalization of the FRDC, in July of 2005 the Company initiated a comprehensive review and documentation of its internal control procedures, including its internal control over financial reporting (the “Internal Control Project”). The Internal Control Project is designed to identify areas of risk, and the controls and procedures currently in place to mitigate the risk, to determine if the controls and procedures are functioning effectively, to identify controls and procedures that could be improved and to develop and design improvements to the existing system of internal control.  The Company has retained outside consultants to assist in the Internal Control Project.

Management continues to strive to enhance further its disclosure controls and procedures and to address its internal control over financial reporting systems for the Section 404 process ahead.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

CMI was party to a lawsuit brought by the Cleveland Bar Association that alleged that certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law.  CMI believes that its practices do not differ from any other Ohio workers’ compensation third-party administrator and do not constitute the practice of law.  On May 15, 2004, the Board of Commissioners on the Unauthorized Practice of Law (the “UPL Board”) found that the activities of CMI and its hearing representatives did constitute the unauthorized practice of law; CMI appealed these findings to the Ohio State Supreme Court (the “Supreme Court”).  On December 15, 2004, the Supreme Court ruled that the activities engaged in by CMI and its hearing represenatives did not constitute the unauthorized practice of law.  However, in its decision, the Supreme Court remanded the matter back to the UPL Board to consider whether those activities which were the subject of the original suit were in violation of a recently enacted Industrial Commission resolution.  Oral arguments on this issue were held on July 29, 2005.  At this time, we are unable to evaluate the outcome of this matter.

In connection with a written offer made by Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer, and, through Capital Partners, the controlling person of our majority stockholder, CPI, to acquire by merger all of the outstanding Class A Common Stock and Common Stock of Security Capital, other than shares held by Mr. Fitzgerald, Capital Partners, CPI and certain other persons, (the “Offer”), three complaints (subsequently consolidated into one class action) were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the “Court”) naming the Company, each then-member of our Board of Directors and CPI as defendants.  Each of the complaints alleges that the defendants breached their fiduciary duties to the putative class and that the Offer was unfair, inadequate and not the result of arm’s-length negotiations.  Each complaint sought an injunction against the proposed merger or, if the merger was consummated, the rescission of the merger, as well as money damages, attorneys’ fees, expenses and other relief.  On November 1, 2005, the plaintiffs voluntarily dismissed the consolidated class action without prejudice.

On October 31, 2005, Robert Bossart, former Chief Executive Officer of WC and CMI, and Paul Miller, former Chief Financial Officer and General Counsel of WC and CMI (collectively, the “Terminated Executives”), filed a complaint (styled Miller, et al. v. CompManagement Inc., et al., 05CVh10 12072 (Court of Common Pleas, Franklin County, Ohio)) against WC, CMI, and other WC wholly owned subsidiaries, CMI Management Company, CompManagement Health Systems, Inc. and CompManagement Integrated Disability Services, Inc. (collectively, the “CMI Companies”), claiming that the Terminated Executives were not terminated for “just cause” by the CMI Companies.  Each of the Terminated Executives has filed a single claim for breach of contract of his employment agreement seeking unspecified damages.  As previously disclosed, the Terminated Executives were terminated for cause after the Investigation found, among other things, that the Terminated Executives owned, operated and controlled various entities that had certain unauthorized and undisclosed transactional, operational and financial relationships with the CMI Companies, resulting in conflicts of interest.  We believe that the Terminated Executives’ claims are without merit and we intend to vigorously contest this matter.  Also as previously disclosed, the Company’s Board of Directors and Audit Committee continue tol assess whether to take additional actions with respect to the Terminated Executives.

We are party to several legal actions arising in the ordinary course of business.  It is management’s opinion that we have adequate legal defenses to these actions and that the resolution of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 6.   Exhibits

31.1

Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 under Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer, and William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION

Date: November 14, 2005	By:	/s/ Brian D. Fitzgerald
Brian D. Fitzgerald
Chairman of the Board, President
and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005	By:	/s/ William R. Schlueter
William R. Schlueter
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description

31.1

Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 under Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer, and William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation.