Form 10-K
period 2005-12-31
SECURITY CAPITAL CORP/DE/
filed 2006-03-31
CIK 314340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 1-7921

SECURITY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3003070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Eight Greenwich Office Park

Greenwich, Connecticut 06831

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (203) 625-0770

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐               Accelerated Filer  ☐                                    Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2005, 6,770,967 shares of the Registrant’s voting stock were outstanding, of which 5,597,632 shares were held by affiliates of the Registrant. The aggregate market value of the remaining 1,173,335 shares of voting stock held by non-affiliates (based upon the closing price of the Registrant’s Class A Common Stock on June 30, 2005 of $13.43) was $15,757,889.

As of March 24, 2006, 7,148,587 shares of the Registrant’s Class A Common Stock and 380 shares of the Registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

PART I

ITEM 1. BUSINESS

General

Security Capital Corporation (“Security Capital”, the “Company”, “we”, “us” and “our”) operates as a holding company that actively participates in the management of its subsidiaries. We conduct business through our two operating subsidiaries, Primrose Holdings, Inc. (“Primrose”) and WC Holdings, Inc. (“WC”). We have a 98.5% ownership interest in Primrose and an 84.4% ownership interest in WC. Each subsidiary has a certain degree of operating autonomy, with its own chief executive officer and senior management.

WC, through its wholly owned subsidiary, CompManagement, Inc. (“CMI”), is a leading independent provider of comprehensive claims management, cost containment and consulting services designed to control the cost to employers of workers’ compensation, medical malpractice, automobile, general liability, unemployment and short- and long-term disability insurance benefits. WC’s activities are primarily centered in Ohio, California, Virginia, Maryland, Texas, Michigan, Florida, Washington, Minnesota and New York. The operations of WC, CMI, and CMI’s wholly owned subsidiaries are reported in our Employer Cost Containment and Health Services segment.

Primrose, through its wholly owned subsidiary, Primrose School Franchising Company, Inc., is the exclusive franchisor of Primrose Schools, an industry leader in early childhood education and high-quality childcare services, with related activities in real estate consulting and site selection services. Primrose schools are currently located in 13 states throughout the Southeast, Southwest and Midwest. The operations of Primrose and its wholly owned subsidiaries comprise our Educational Services segment.

In January 2004, we announced that our Board of Directors had formed a Special Committee to explore strategic alternatives to maximize stockholder value and provide an opportunity for liquidity to our public stockholders. During 2004, the Special Committee considered offers from the Company’s Chairman and the representative of its controlling stockholder, Capital Partners, Inc. (“Capital Partners”), for the public shares they did not control, as well as other offers from third parties for the entire Company. In June 2005, the Company announced that the Board of Directors, upon the recommendation of the Special Committee, had determined to switch to a formal sale process to seek the highest price reasonably attainable for the Company, believing that a formal sale process represented the best possibility to maximize stockholder value.

Through December 31, 2005, we had received several indications of interest for our Primrose business, our WC business, and the entire Company; however, no definitive offers for Primrose, WC or the entire Company had been received. On January 18, 2006, three independent third parties submitted offer letters and financing commitments to the Company to purchase our Primrose business. Shortly after receiving these offers, the Board of Directors considered whether to sell the Primrose business regardless of whether WC and the balance of the Company were sold, or to continue to pursue the sale of the entire Company to a single buyer. Subsequent to year-end, the Board decided to sell Primrose, and to pursue the sale of the WC business and the balance of the Company in another separate transaction.

On February 10, 2006, the Company signed a definitive agreement for the sale of Primrose to an affiliate of American Capital Strategies, Ltd. for an aggregate purchase price of $85 million, subject to adjustment. After adjustment for transaction costs and certain items specified in the agreement, the net purchase price is anticipated to be approximately $82.8 million. The Company expects to net, after taxes, approximately $58.2 million for its 91.5% fully diluted interest in Primrose, or approximately $8.44 per diluted share. The Primrose sale, which is subject to customary closing conditions, is anticipated to close by March 31, 2006.

We continue to seek to sell the WC business and the balance of the Company.  The Company is considering offers for its interest in WC and the balance of the Company.  The Company currently expects to enter into a definitive agreement during the second quarter of 2006 to sell WC and the balance of the Company.

EMPLOYER COST CONTAINMENT AND HEALTH SERVICES SEGMENT

Overview

As a result of several acquisitions and internal growth, revenues for the Employer Cost Containment and Health Services segment have grown from $53.6 million in 2001 to $140.8 million for the year ended December 31, 2005. Segment revenues were $140.8 million, $121.3 million and $84.6 million, representing approximately 90% of consolidated revenues from continuing operations, for each of the years ended December 31, 2005, 2004 and 2003, respectively.

In March 2005, Octagon Risk Services (“Octagon”), a wholly owned subsidiary of CMI, acquired 100% of the outstanding stock of Managed Care Holdings Corporation and its wholly owned subsidiary, Caronia Corporation (“Caronia”). Caronia provides third-party professional medical liability claims administration and risk management services to over 700 hospitals, 23,000 physicians and 4,000 long-term care facilities. Its business is headquartered in Melville, New York, and it services clients through 40 locations nationwide. Professional liability claims administration has become an increasingly important portion of our CMI business, and with the acquisition of Caronia, management believes that CMI is now one of the largest independent providers of professional medical liability claims services in the United States.

In May 2004, CMI acquired 100% of the outstanding stock of Integrated Claims Strategies (“ICS”), a provider of insurance claims processing and administrative services in the Tampa, Florida area, and in January 2004, CMI acquired 100% of the outstanding stock of KRAMMCO, Inc., a management company whose sole asset is a management contract with the North American Employer’s Council, Inc. In October 2003, CMI acquired 100% of the outstanding stock of Octagon, a California-based full-service claims administration and consulting services provider for workers’ compensation, medical professional liability and general liability. In October 2002, CMI acquired 100% of the outstanding stock of Barron Risk Management Services, Inc., a third party administrator (“TPA”) in Texas that offers various services for the administration of self-insured property and casualty programs, and in April 2001, CMI acquired 100% of the outstanding stock of Trigon Administrators, Inc., a TPA in Virginia, Maryland and North Carolina.

Services

CMI’s services primarily include cost management, medical management and administrative services related to workers’ compensation and medical professional liability claims, consulting, training and education services designed to improve and manage the costs of workplace health and safety, management and administrative services related to auto and general liability, short- and long-term disability insurance and Family Medical Leave Act claims. CMI’s services are categorized into two general categories: (1) TPA services related to workers’ compensation, professional medical liability, automobile, general liability and short- and long-term disability claims and (2) medical management of workers’ compensation claims, or “MCO” services.

Third-Party Administration Services

Through its TPA operations, CMI provides comprehensive claims management to employers that is designed to control the employers’ costs of workers’ compensation, medical malpractice, automobile, general liability, short- and long-term disability insurance and Family Medical Leave Act claims. TPA services are provided primarily to the public sector (cities and counties), educational entities (universities), healthcare organizations (hospitals, physician groups, nursing homes) and industrial and commercial business and include group rating, claims administration, medical cost containment, risk management, disability management, managed care services, comprehensive web-enabled data management and consulting services, and safety and loss prevention.

Workers’ compensation programs are legislated on a state-by-state basis and range from a monopolistic system in which a state agency underwrites all insurance risk and manages administration of the program to largely privatized systems in which insurance can be underwritten by private insurance companies, individual self-insured employers, self-insured employer groups or state risk pools. CMI is one of the largest workers’ compensation TPAs in Ohio, which operates as a monopolistic system. All workers’ compensation risk and administration is underwritten by the Ohio Bureau of Workers’ Compensation (the “OBWC”). Other states that operate under a monopolistic system where CMI operates include Washington and West Virginia (along with Ohio, “State Fund”). State Fund services include the review and processing of an employer’s workers’ compensation claims, the performance of risk analysis for an employer’s experience rating, the design of individual programs to improve an employer’s experience ratings, the review of premium audits on behalf of employers and analysis of employers for inclusion in group rating plans. In the State of Ohio, CMI services also include assisting employers before the Ohio Industrial Commission and the OBWC. Many Ohio employers have entered into contracts with CMI because of their participation in group rating plans sponsored by trade associations of which such employers are members.

CMI also acts as a TPA of workers’ compensation claims for self-insured employers. Each employer selects the types of services it desires and CMI is able to customize its service offerings to meet the specific needs of the customer. Customers generally enter into contracts with CMI for one-year periods; however, CMI enjoys a high customer retention rate. CMI currently provides its TPA services to over 23,000 State Fund and self-insured employers, many of which also receive MCO services (see below). CMI has one customer that accounted for approximately 12% and 13% of the Employer Cost Containment and Health services segment revenues, and 11% and 12% of consolidated revenues for 2005 and 2004, respectively.

MCO Services

Managed care services are designed to control the cost of healthcare services and to measure the performance of providers through intervention and ongoing review of services proposed and those actually provided. CMI operates a state-wide MCO under Ohio’s Health Partnership Program, pursuant to a contract with the OBWC. Under this contract, CMI is responsible for providing, among other things, a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer and employee relations and education programs; and health care fraud detection and reporting programs.

CMI receives an administrative fee based on volume of activity, as defined by the OBWC. The administrative fee is paid monthly and is subject to setoffs if CMI does not meet certain criteria with respect to first report of injuries, bill submissions or data accuracy, or if CMI makes a misfiling of death claims. CMI can also earn a quarterly incentive payment provided that CMI meets certain performance criteria specified in the contract with the OBWC. Revenues from the contract with the OBWC were $28.9 million, $29.0 million and $27.2 million, representing 21%, 24% and 32% of total segment revenues in 2005, 2004 and 2003, respectively. The current contract with the OBWC is scheduled to expire in December 2006. CMI considers its relationship with the OBWC to be good, and while this contract has historically been renewed, no assurances can be given that the contract will be renewed.

CMI also provides MCO services to self-insured and insurance company customers throughout its national network, either separately or integrated with TPA services provided to the same customer. MCO services include treatment guidelines, case management, bill review, utilization review and payment and quality assessment. The majority of TPA customers also purchase MCO services, although a significant number of customers purchase MCO services only. CMI owns or has arrangements with various state-wide health care provider networks consisting of physicians, hospitals and ancillary providers. In those states where CMI operates its own network (South Carolina, Maryland, Virginia and Texas), CMI has a provider services department, which recruits new providers for its own network and offers educational materials and training seminars to its customers. CMI currently provides MCO services to over 55,000 customers.

Customers and Marketing

CMI markets its TPA and MCO services through internal sales and service representatives, direct marketing staff, external national sales representatives and senior management who manage most large account sales efforts. In addition, CMI has relationships with over 700 independent insurance agencies and brokers. CMI maintains five regional centers with 65 service locations throughout 25 states. Marketing efforts are directed at the risk management staff of prospective customer, as well as their advisors, usually insurance brokers and individual agents.

Competition

The TPA and MCO markets consist of approximately a dozen national companies, including CMI, that target Fortune 1000 companies and large government agencies, a number of independent companies, typically operating on a regional basis that target middle market corporate employers, municipalities and other non-profit entities, and a proliferation of local providers that serve smaller local businesses. Management considers the large, national companies to be the primary competitors of CMI; however, the regional independent companies offer one or more services similar to those offered by CMI. Some of CMI’s competitors are significantly larger and have greater financial and marketing resources than CMI.

The principal competitive factors are the range of services offered and responsiveness to customer needs. CMI competes principally on the basis of its specialization in the non-health claims management area, breadth of services, attention to customer service and independence from insurance carriers and brokers.

Government Regulation

Regulation of CMI’s TPA business varies on a state-by-state basis and ranges from no specific government regulation or oversight to specific licensing requirements. CMI’s Ohio MCO is certified and regulated by the OBWC under Ohio’s Health Partnership Program. The MCO, however, is not subject to Ohio’s laws governing health insuring corporations, since it is not responsible for payment of health care claims or benefits, nor is it otherwise responsible for risk-bearing activities commonly associated with organizations licensed under Ohio’s insurance laws. Management believes that its MCO operation is presently in compliance in all material respects with all applicable laws, regulations and certification requirements. See Item 3. “Legal Proceedings” of this Form 10-K for a discussion of litigation with respect to whether certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law.

Employees

CMI has approximately 1,400 employees. CMI’s employees are not represented by a union, and CMI considers its relationship with its employees to be good.

EDUCATIONAL SERVICES SEGMENT

Overview

Primrose is a leading provider of early childhood education and high-quality childcare services for children six weeks to five years old and after-school programs for children five through 12 years old. Primrose is a franchised system of private, educational-based childcare that targets the upscale demographic segment of the childcare industry. It is one of the largest franchisors of childcare programs in the United States. At December 31, 2005, Primrose had 149 franchise schools operating in the Southeast, Southwest and Midwest and had awarded 51 additional franchise units that were in various stages of development and construction. Primrose also has a company-owned school that serves an important role in training, testing new curricula, and business initiatives.

Revenues from the Educational Services segment are composed of royalties, franchise fees, assignment and real estate services fees, transfer fees, forfeiture fees and tuition fees. Royalties, which account for approximately 80% of total Educational Services revenues, are received from franchisees based on a percentage of a school’s revenue. Revenues from the Educational Services segment have experienced double-digit annual growth due to the quality of the brand, opening of additional franchise schools and higher royalties from increases in “same school” revenues. Segment revenues were $14.5 million, $11.6 million and $9.8 million, representing approximately 10% of consolidated revenues from continuing operations, for each of the years ended December 31, 2005, 2004 and 2003.

Educational Services

Primrose aims at delivering a consistent, high-quality educational product throughout all its schools. The overall franchise system and product are tightly controlled and uniform. Primrose provides a proven copyrighted early childhood curriculum and programming to its franchisees. These include detailed daily educational lesson plans, management guidelines and other collateral materials. Primrose integrates nationally recognized packaged curriculums with its own copyrighted Balanced Learningsm programs. Primrose’s proprietary curriculum has received accreditation by the Southern Association of Colleges and Schools and the North Central Association Commission on Accreditation of School Improvement.

Primrose provides extensive training to new franchisees prior to the opening of their schools and provides its franchisees with detailed on-line manuals that cover all aspects of operating a Primrose school. Primrose has an ongoing operations support infrastructure that includes comprehensive business, operational and marketing plans for franchisees.

Operations consultants provide consulting services and visit schools on a regular basis to ensure that Primrose’s quality standards are maintained. A complete internal and external equipment package is provided by Primrose for franchisees’ use in their schools. This package includes furniture, educational programs and materials, playground equipment, school supplies and customized childcare management software.

Real Estate and Marketing Services

Primrose provides real estate services and marketing services to its franchisees. Real estate services include site selection, assistance with the permitting process and development consulting. Real estate services are charged on a fixed fee basis, based upon the level of services provided to the franchisee.

Marketing efforts are directed in two areas: (i) creating consumer demand for Primrose’s early childhood education and high-quality childcare services at the end-user level; and (ii) creating demand for Primrose School franchises among potential franchisees. Primrose markets its franchise schools primarily to working parents who desire more than “daycare” or babysitting through targeted marketing with numerous media, including public relations, direct mail, radio, newspapers, Internet and various magazines.

Its franchise opportunities are targeted towards successful individuals with management experience and entrepreneurial desires. Primrose receives favorable publicity generated by its quality curriculum and service. Marketing efforts include advertising in newspapers, trade publications, and magazines, conducting presentations in targeted cities, and customer referrals.

All franchisees pay advertising and marketing fees to Primrose equal to 1% of monthly gross revenues (although the franchise agreement allows the Company to charge up to 2%). These funds are restricted and can only be used by Primrose to help fund its various advertising and marketing programs for the schools.

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

Competition and Markets

Primrose competes in the center-based for-profit sector of the childcare industry. The industry is highly fragmented with more than 113,000 licensed childcare centers, of which only a small percentage consists of national for-profit childcare “chains” such as Primrose. In addition to the national for-profit childcare centers, Primrose competes with family childcare operated out of the caregiver’s home, residential and work-site childcare centers, full- and part-time nursery schools, pre-kindergarten and kindergarten programs offered in private and public schools and church-affiliated and other not-for-profit providers. In addition, substitutes for organized childcare, such as relatives and nannies can represent lower cost alternatives to the Company’s services. Management believes the fragmented nature of the industry, together with an increasing demand for educational childcare, provides growth opportunities for well-managed childcare centers with professional, owner-operated childcare providers.

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

Government Regulation

Primrose and its franchisees are subject to various federal, state and local laws as well as to a variety of regulatory provisions relating to zoning of school sites, sanitation, curriculum, health and safety. As a franchisor, Primrose is subject to state and federal laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises. In certain cases, they also apply substantive standards to the relationship between franchisor and franchisee, relating primarily to default, termination and non-renewal of franchises and the potential impact of new Primrose schools on enrollment levels at existing Primrose sites. Management believes that Primrose is presently in compliance in all material respects with all applicable federal, state and local laws and regulatory provisions.

Various federal and state labor laws also govern Primrose’s and its franchisees’ relationships with their employees. These include such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in paid leaves of absence or mandated health benefits could be detrimental to the economic viability of franchisee-operated schools.

Employees

Primrose has approximately 70 employees. The employees are not represented by a labor union, and Primrose considers its relationship with its employees to be good.

Available Information

Security Capital files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document filed at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that we file electronically with the SEC. You may also obtain, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 by contacting Investor Relations, at our principal corporate office, Eight Greenwich Office Park, Greenwich, CT 06831, telephone (203) 625-0770, or by visiting our website at www. securitycapitalcorporation.com.

Executive Officers of the Registrant

Executive officers serve at the discretion of the Company’s Board of Directors. The executive officers of the Company and their positions as of March 24, 2006 are as follows:

Brian D. Fitzgerald	Chairman of the Board, President and Chief Executive Officer	61
A. George Gebauer	Vice Chairman of the Board and Secretary	72
William R. Schlueter	Senior Vice President and Chief Financial Officer	39
Richard W. O’Connor	Controller	41

Mr. Brian D. Fitzgerald has served as the Chairman of the Board since January 1990 and President and CEO since July 2000; President and a director of FGS, Inc. since March 1989; and a partner, general partner, stockholder, officer and/or director of various Capital Partners entities for more than five years.

Mr. A. George Gebauer has served as the Vice Chairman of the Board since July 2000 and Secretary since February 1994; Vice President, Secretary and a director of FGS, Inc. since March 1989; and a partner, general partner, stockholder, officer and/or director of various Capital Partners entities for more than five years. Mr. Gebauer was also the President of the Company from January 1990 to July 2000.

Mr. William R. Schlueter has served as a Senior Vice President since April 2003 and Assistant Secretary since July 2000. In March 2004, he was re-named Chief Financial Officer. He was Vice President and Chief Financial Officer from 1999 through April 2003 and Treasurer from July 2001 to April 2003. He has also been Chief Financial Officer of Capital Partners since 1998 and a Senior Vice President and Managing Director of Capital Partners since 2002.

Mr. Richard W. O’Connor has served as the Controller since July 2004 and was named an executive officer of the Company in October 2005. Prior to joining the Company, Mr. O’Connor was the Director of Financial Reporting and Budgeting at R.H. Donnelley Corporation, an independent yellow pages directory publisher, from August 1998 to March 2004.

ITEM 1A. RISK FACTORS

Certain statements contained in this Annual Report on Form 10-K regarding the Company’s future operating results, performance, business plans and prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “plan,” “estimate,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results and events to differ materially from those described in the forward-looking statements.

Investors should consider carefully the following risk factors, as well as the other information in this Annual Report and the Company’s other filings with the SEC, including the Company’s consolidated financial statements and the related notes, before deciding whether to invest or maintain an investment in shares of the Company’s common stock. If any of the following risks actually occurs, the Company’s business, financial condition, results of operations and cash flows could suffer, and the trading price of the Company’s common stock could decline. The risks described below are not the only ones that we face. Additional risks that we currently do not know about or that we currently believe to be immaterial also may impact us and our stock.

All forward-looking statements reflect only our current beliefs and assumptions, and are based solely on information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or events. These forward-looking statements are made as of the date of this Annual Report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results or events may differ.

RISK FACTORS SPECIFIC TO OUR

EMPLOYER COST CONTAINMENT AND HEALTH SERVICES SEGMENT

Changes in government regulations in the State of Ohio and other states in which we operate could significantly affect and change the way we do business in those states.

Workers’ compensation programs are legislated on a state-by-state basis and range from a monopolistic system in which a state agency underwrites all insurance risk and manages administration of the program to largely privatized systems in which insurance can be underwritten by private insurance companies, individual self-insured employers, self-insured employer groups or state risk pools. Three of the states in which we conduct business, Ohio, Washington and West Virginia, operate as a monopolistic system.

We provide managed care services for workers’ compensation claims in the State of Ohio under a contract with the OBWC for approximately 23,000 employers.  While revenues for our services are paid through the OBWC, the OBWC requires all employers to choose from a number of OBWC qualified service providers, of which the Company is one. Revenues from this contract were $28.9 million, $29.0 million and $27.2 million, representing 21%, 24% and 32% of total segment revenues, in 2005, 2004 and 2003, respectively. The current contract with the OBWC is scheduled to expire in December 2006. We consider our relationship with the OBWC to be good, and while this contract has historically been renewed, no assurances can be given that the contract will be renewed. The loss of the OBWC contract could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in the legislative or political environment in the State of Ohio, or the other states that operate as a monopolistic system, could result in the privatization of the workers’ compensation system. A change from a monopolistic system to a privatized system would significantly affect the way we conduct business in those states, and no assurances can be given that we will be able to adapt to the new environment in a timely and efficient manner and maintain our market share or level of profitability in those states. Approximately 40% of our Employer Cost Containment and Health Services segment revenues is derived from the State of Ohio, and a change from a monopolistic system of administering workers’ compensation claims to a privatized system in that State could have a material adverse effect on our financial condition, results of operations and cash flows.

If the Company fails to manage its growth effectively, it may be unable to execute its business plan, maintain high levels of service or adequately address competitive challenges.

As highlighted in Item 1. “Business” above, the historical revenue growth of our Employer Cost Containment and Health Services segment has been fueled, in part, by several strategic acquisitions and internal growth initiatives. The Company’s strategy is to continue to pursue internal growth initiatives and strategies, as well as to seek growth through strategic acquisitions of, or relationships with, other companies in related lines of business.

As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from the Company’s efforts to increase its market penetration may have a negative impact on operating results. Moreover, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated thereby could be completed. If such a transaction does occur, there can be no assurance that the Company will be able to integrate effectively any acquired business into the Company.

Because a large portion of the Company’s historical revenue growth has been fueled by strategic acquisitions, investors may have developed an expectation that this historical growth will continue in the future. The Company’s inability to grow revenues at this historical rate, for whatever reason, could cause investors to reconsider their investment in the Company and result in a decline in the Company’s stock price.

A change in market dynamics could negatively impact the Company.

Within the past few years, several states have experienced a decline in the frequency of workers’ compensation claims, which has resulted in workers’ compensation insurance premium rate reductions in those states. The Company believes that declines in workers’ compensation premium rates in some states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers and to legislative reforms. If declines in workers’ compensation costs occur in many other states and persist over the long-term, they may have an adverse impact on the Company’s financial condition, results of operations and cash flows.

The Company provides an outsource service to payors of workers’ compensation benefits. These payors include insurance companies, TPAs, municipalities, State Funds, and self-insured, self-administered employers. If these payors reduce the amount of work they outsource, the Company’s financial condition, results of operations and cash flows could be adversely affected.

The Company faces competition for staffing, which may increase its labor costs and reduce profitability.

The Company competes with other health-care providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, as well as health-care professionals such as nurses, claims adjusters and case management professionals. In some markets, the scarcity of health-care professionals has become a significant operating issue for the Company. This shortage may require the Company to increase wages to recruit and retain qualified health-care professionals. Our inability to recruit and retain qualified health-care professionals, or to control labor costs, could have a material adverse effect on our profitability.

The Company’s failure to compete successfully in our industry may limit our ability to retain customers or attract new customers, which could adversely affect our financial condition, results of operations and cash flows.

The TPA and MCO markets consist of approximately a dozen national companies, including CMI, that target Fortune 1000 companies and large government agencies, a number of independent companies, typically operating on a regional basis that target middle market corporate employers, municipalities and other non-profit entities, and a proliferation of local providers that serve smaller local businesses.  Some of our competitors have broader geographical coverage, more established reputations in our markets, greater market share, larger contracting scale, lower costs and/or greater financial and other resources.

We believe that, as managed care techniques continue to gain acceptance in the workers’ compensation marketplace, our competitors will increasingly consist of nationally focused workers’ compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the ability to manage medical costs for workers’ compensation claimants, such legislation may intensify competition in the markets served by the Company. Also, decisions by major insurance carriers, underwriters, and brokers to expand their activities as third-party administrators and adjusters could directly compete with our business.

An adverse decision in the complaint filed by the Cleveland Bar Association against CMI alleging that certain practices by CMI constituted the unauthorized practice of law could have a material adverse effect on our financial condition, results of operations and cash flows.

On February 8, 2006, the Cleveland Bar Association filed a brief with respect to its pending complaint filed in 2002 against CMI, which alleges that CMI engaged in the unauthorized practice of law in connection with certain activities of CMI. In the latest filing, the Cleveland Bar Association requests penalties of $28 million for past practices of CMI that the Cleveland Bar Association contends constituted the unauthorized practice of law. We believe that this penalty is without merit and intend to continue to vigorously defend ourselves in this matter. The current recommendation of the Board on the Unauthorized Practice of Law to the Ohio Supreme Court is not to assess penalties against CMI. However, no assurances can be given that this complaint will be resolved in a manner that is favorable to CMI, and a decision in favor of the Cleveland Bar Association could have a material adverse effect on our financial condition, results of operations and cash flows. See Item 3. “Legal Proceedings” below for further details.

RISK FACTORS SPECIFIC TO OUR

EDUCATIONAL SERVICES SEGMENT

Deterioration in economic conditions, including, but not limited to, an increase in the unemployment rate or a recession, could have an adverse effect on our financial condition, results of operations and cash flows.

The Company’s Educational Services revenues depend, in part, on the number of dual income families and working single parents who require childcare services. An increase in unemployment may adversely impact the Company because of the tendency of out-of-work parents to diminish or discontinue utilization of childcare services. In addition, the Company’s franchisees may not be able to increase tuition at a rate consistent with increases in operating costs.

We operate as a franchised system of private, educational-based childcare that targets the upscale demographic segment of the childcare industry. Our success in growing revenues and net income is dependent upon, among other things, our ability to increase the number of franchisees in our system.

In order to be considered for a Primrose franchise, potential franchisees are required to have a minimum level of liquid net worth to be able to fund a portion of the total costs to develop and construct a Primrose school. In periods of economic recession, individuals may experience significant declines in their net worth and not meet the minimum requirements, or have the required minimum level of net worth, but be unable or unwilling to liquidate equity or other holdings in order to raise the cash to fund their share of a school’s development and construction costs.

Accordingly, adverse changes in unemployment or sustained periods of economic recession could have an adverse effect on our financial condition, results of operations and cash flows.

Our inability to successfully compete in the childcare industry could impact our ability to attract new franchisees and retain current franchisees, impede the growth of our business and significantly impact our financial condition, results of operations and cash flows.

The childcare industry is highly fragmented, with more than 113,000 licensed childcare centers, of which only a small percentage consists of national for-profit childcare “chains” such as Primrose. In addition to the national for-profit childcare centers, Primrose competes with family childcare operated out of the caregiver’s home, residential and work-site childcare centers, full- and part-time nursery schools, pre-kindergarten and kindergarten programs offered in private and public schools and church-affiliated and other not-for-profit providers. In addition, substitutes for organized childcare, such as relatives and nannies, can represent lower cost alternatives to the Company’s services.

Management believes the Company’s ability to compete successfully depends on a number of factors, including quality of care, curriculum, product quality and consistency, well-trained staff, strong customer service and good business center management. We target the upscale demographic segment of the childcare industry, so we are often at a price disadvantage with respect to family childcare providers who operate with a much lower cost structure and generally do not comply or are not required to comply with the same health, safety, insurance and operational regulations as the Company and its franchisees. Our schools are also at a price disadvantage to many of the center-based participants in the childcare industry who do not offer the same level of care, quality of curriculum, customer service or management as we do. Some of our competitors are larger and have greater financial resources, with a larger number of facilities and a broader national or regional presence. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive pressures will not have a material adverse effect on our financial condition, results of operations and cash flows.

Participants in the childcare industry, including Primrose and our franchisees, may be subject to certain claims, allegations or litigation involving the care, development and supervision of young children. Such claims, allegations or litigation could significantly damage the reputation of the childcare provider and have adverse effects on the childcare industry, even if such claims, allegations or litigation are proven false.

A claim, allegation or litigation involving the neglect or mistreatment of young children would likely result in negative adverse publicity to the childcare provider and the childcare industry. Our business could be adversely affected by negative publicity involving the neglect or mistreatment of young children as parents deciding among childcare options may reconsider their desire to place their children in a childcare facility and those parents whose children are already in one of our schools, may decide to remove their children from that school. We impose strict operational, ethical and compliance standards on our franchisees and have a system in place to closely monitor that our franchisees operate their schools in accordance with our strict standards. However, no assurances can be given that Primrose or one of its franchisees will not be directly named in a claim, allegation or litigation involving the neglect or mistreatment of young children.

We and our franchisees are subject to various federal, state and local laws as well as to a variety of regulatory provisions relating to zoning of school sites, sanitation, curriculum, health and safety. The failure to comply with these laws and regulations could result in significant costs to the Company and disruptions to the business.

Primrose schools are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum, hiring practices and compliance with health and safety standards. Failure of a school to comply with applicable regulations and requirements could subject it to governmental sanctions, which might include fines, corrective orders, probation or, in more serious cases, suspension or revocation of the school’s license to operate or an award of damages to private litigants, and could require significant expenditures to bring the school into compliance. We impose strict operational, ethical and compliance standards on our franchisees and have a system in place to closely monitor that our franchisees operate their schools in accordance with our strict standards. However, no assurances can be given that all franchisees will continually operate in compliance with our standards and with all federal, state and local laws and maintain compliance with all regulatory provisions. In addition, no assurances can be given that government agencies will not impose sanctions on the Company or a Primrose school, revoke a Primrose school’s license to operate, or take other actions against the Company or the franchisee. Such actions could adversely affect our financial condition, results of operations and cash flows.

RISK FACTORS SPECIFIC TO OUR

FORMAL SALE PROCESS

Our businesses could be materially adversely impacted by uncertainty related to our formal sale process.

Uncertainty about whether and when our formal sale process will be completed and expectations as to how our businesses will be operated after they are sold could materially adversely affect our businesses, including the risk of employee attrition and increased attempts by competitors to persuade our customers to change service providers. This could have a negative impact on our financial condition, results of operations and cash flows.

In addition, we face certain other risks and uncertainties if we are not successful in selling the Company, including but not limited to, the following:

•                              We have incurred significant costs throughout the formal sales process for, among other things, investment banking, legal and accounting services;

•                              Our share price could decline, and in light of the fact that our stock is not actively traded on a daily basis, the decline in the price of the stock could be significant and stockholders could incur significant losses; and

•                              There is the possibility that litigation could be bought against the Company and its management. Although management believes that any such lawsuit would be without merit, significant financial and management resources could be expended defending ourselves.

The pursuit of the formal sale process has consumed a substantial portion of the time and attention of our management, and certain aspects of the process may impact how our businesses are conducted, which may have an adverse effect on our businesses.

Since we first announced the formal sale process in June 2005, the process has consumed a substantial portion of management’s time and attention and left them with less time to devote to our operations, consideration of potential acquisitions and other strategic relationships, and other aspects of our businesses. This diversion of management’s attention has continued in 2006 and could have a material adverse effect on our businesses, and, as a result, on our financial condition, results of operations and cash flows.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

CMI leases a 70,000 square foot office building in Dublin, Ohio, which is used as its principal office facilities. The original lease for the building was for a term of 15 years and was scheduled to expire in 2012. In 2002, CMI exercised a renewal option and extended the lease for an additional five years, through 2017. The lease requires CMI to pay all operating expenses for the building. The lease also provides for two remaining renewal options of five years each.

CMI leases 35,000 square feet of office space in Oakland, California for its Octagon headquarters. The initial lease term is for five and one-half years and is scheduled to expire in June 2010. The lease provides for a renewal option for an additional five years.

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

CMI has 40 other leases for office space of between 1,000 and 15,000 square feet that serve as regional offices and service centers. These leases have initial terms between two and six years and expire between 2006 and 2011.

Primrose leases a 13,000 square foot facility in Acworth, Georgia as its corporate headquarters. The initial lease is for a term of five years and expires in June 2008. The lease contains two renewal options of five years each, and provides Primrose an option to purchase the building during a limited time period as specified in the lease. Primrose also leases an 8,000 square foot building, also located in Acworth, Georgia, for its company-owned and operated educational childcare facility. The initial lease term is 10 years and expires in January 2013. The lease contains two renewal options of 10 years each and also provides Primrose an option to purchase the building during a limited time period as specified in the lease.

The Company leases 4,800 square feet of office space in Greenwich, Connecticut for its corporate headquarters. The lease is for an initial term of seven years four months, expiring in February 2011, and contains a renewal option for an additional five years. The Company shares the office space with Capital Partners. While the lease of the office space is in the name of the Company, Capital Partners pays the monthly rent and other costs of the lease, including utilities and taxes.  The Company’s reimbursement for its portion of the rent is included in the advisory services fee the Company pays to Capital Partners.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

The Company believes its leased properties are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

In November 2005, Mr. Robert Bossart, former Chief Executive Officer of WC and CMI, and Mr. Paul Miller, former Chief Financial Officer and General Counsel of WC and CMI (collectively, the “Former Executives”), filed a complaint against WC and certain CMI wholly owned subsidiaries (collectively, the “CMI Companies”). The complaint alleges that the Former Executives were wrongfully terminated by the CMI Companies. Each of the Former Executives filed a single claim for breach of his employment contract seeking monetary damages. As previously disclosed, the Former Executives were terminated for cause after an internal independent investigation, conducted under the oversight of the Company’s Audit Committee, found, among other things, that the Former Executives owned, operated and controlled various entities that had certain unauthorized and undisclosed transactional, operational and financial relationships with the CMI Companies, resulting in conflicts of interest.

On March 9, 2006, we entered into a Settlement Agreement and Release  with the Former Executives (the “Agreement”). Pursuant to the Agreement, the Former Executives agreed to three-year covenants not to compete and non-solicitation agreements, the Company and the Former Executives agreed to be bound by a “drag/tag” arrangement with respect to the shares of WC held by the Former Executives in the event of a change of control of the Company or WC, the Former Executives agreed to dismiss their wrongful termination suit with prejudice, and the parties entered into mutual releases and non-disparagement agreements. Under the Agreement, we agreed to pay the Former Executives an aggregate of $1.8 million, with $0.8 million of that amount payable upon a change of control of the Company or WC.

CMI is party to a complaint brought by the Cleveland Bar Association that alleged that certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law. CMI believes that its practices do not differ from those of any other Ohio workers’ compensation TPA and do not constitute the unauthorized practice of law.

In May 2004, the Board of Commissioners on the Unauthorized Practice of Law (the “UPL Board”) found that the activities of CMI and its hearing representatives constituted the unauthorized practice of law; CMI appealed these findings to the Ohio Supreme Court (the “Supreme Court”). In December 2004, the Supreme Court ruled that the activities engaged in by CMI and its hearing representatives did not constitute the unauthorized practice of law. However, in its decision, the Supreme Court remanded the matter back to the UPL Board to consider whether those activities that were the subject of the original suit were in violation of certain Industrial Commission resolutions.

After hearing oral arguments, the UPL Board issued a recommendation released on December 14, 2005 that CMI did engage in specific activities that constituted the unauthorized practice of law. CMI, along with 80 trade associations, has objected to those recommendations and asked the Supreme Court to consider the matter. The recommendations of the UPL Board included a recommendation that the Supreme Court not assess any civil monetary penalties. The Cleveland Bar Association has filed an objection to the recommendation of the UPL Board relative to the finding of no penalties and requested, in a filing dated February 8, 2006, that a $28 million assessment be levied against CMI.

The matter is pending a hearing with the Supreme Court. CMI believes its practices were in compliance with the Industrial Commission resolutions and subsequent guidance memorandums, and intends to vigorously defend itself in this matter. However, at this time, management is unable to evaluate the outcome or determine whether penalties ultimately will be assessed.

In connection with a written offer made by Brian Fitzgerald, our Chairman of the Board, President and Chief

Executive Officer, and, through Capital Partners, the controlling person of our majority stockholder, CP Acquisition, L.P. No. 1 (“CP1”),  to acquire by merger all of the outstanding Class A Common Stock and Common Stock of Security Capital, other than shares held by Mr. Fitzgerald, Capital Partners, CP1 and certain other persons (the “Offer”), three complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the “Court”), naming the Company, each then-member of our Board of Directors and CP1 as defendants. Each of the complaints alleged that the defendants breached their fiduciary duties to the putative class and that the Offer was unfair, inadequate and not the result of arm’s-length negotiations. Each complaint sought an injunction against the proposed merger or, if the merger was consummated, the rescission of the merger, as well as money damages, attorneys’ fees, expenses and other relief. These complaints were subsequently consolidated into one class action. On November 1, 2005, the plaintiffs voluntarily dismissed the consolidated class action without prejudice.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Class A Common Stock of Security Capital is traded on the American Stock Exchange (the “AMEX”) under the symbol “SCC”. The following table states the high and low sales prices for the Class A Common Stock on the AMEX for the 2005 and 2004 quarterly periods indicated:

2005 PRICE RANGE			2004 PRICE RANGE
	HIGH	LOW		HIGH	LOW
Quarter Ended			Quarter Ended
March 31, 2005	$10.25	$8.27	March 31, 2004	$7.96	$6.35
June 30, 2005	$15.00	$9.35	June 30, 2004	$7.49	$6.70
September 30, 2005	$16.70	$12.80	September 30, 2004	$10.30	$6.90
December 31, 2005	$15.00	$14.00	December 31, 2004	$10.90	$9.56

As of March 24, 2006, there were 709 stockholders of record of the Class A Common Stock and 7,148,587 shares outstanding, and 11 stockholders of record of the Common Stock and 380 shares outstanding. On such date, the closing price of the Class A Common Stock on the AMEX was $17.60.

The Company has not paid any dividends to common stockholders during at least the last five years. Certain financing arrangements limit the ability of our subsidiaries to pay dividends to Security Capital, thus limiting our ability to pay dividends to our stockholders.

The following table sets forth information, as of December 31, 2005, with regard to the Company’s 2000 Long-Term Incentive Plan which was approved by stockholders in July 2000. There are no other equity compensation plans in effect with regard to the Company’s stock at this time.

Plan Category	Number of Class A Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Class A Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders	587,510	$9.06	58,836

Equity compensation plans not approved by stockholders	—	—	—

Total	587,510	$9.06	58,836

Since January 1, 2006, an aggregate of 378,000 shares of Class A Common Stock have been issued as a result of stock option exercises, at an average exercise price of $8.78 per share.

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

Statement of Income Data:

	YEARS ENDED DECEMBER 31,
(in thousands, except per share data)	2005	2004	2003	2002	2001

Revenues (1)	$155,311	$132,940	$94,432	$72,703	$61,286
Selling, general and administrative expenses (2)	132,245	114,315	79,639	57,479	48,775
Depreciation and amortization	4,984	3,780	2,451	2,277	4,980
Operating income	18,082	14,845	12,342	12,947	7,531
Interest expense (3)	(2,607)	(4,351)	(1,565)	(3,633)	(4,162)
Other income (expense), net (4)	59	652	185	881	(770)
Income from continuing operations before income taxes and minority interest	15,534	11,146	10,962	10,195	2,599
Income tax expense (5)	(4,770)	(5,245)	(4,617)	(4,114)	(1,762)
Minority interest in income of consolidated subsidiaries	(1,329)	(1,438)	(1,087)	(1,023)	(254)
Income from continuing operations	9,435	4,463	5,258	5,058	583
Less: preferred stock accretion (6)	—	(1,275)	(457)	(401)	(352)
Income from continuing operations available to common stockholders	$9,435	$3,188	$4,801	$4,657	$231

Basic earnings per share from continuing operations available to common stockholders	$1.40	$0.49	$0.74	$0.72	$0.04
Diluted earnings per share from continuing operations available to common stockholders	$1.34	$0.43	$0.68	$0.66	$0.02
Dividends per share of common stock	—	—	—	—	—

Balance Sheet Data:

	DECEMBER 31,
	2005	2004	2003	2002	2001

Total assets	$141,774	$116,635	$123,850	$100,943	$107,472
Long-term obligations	27,216	21,256	27,441	19,042	37,063
Redeemable convertible preferred stock (6)	—	—	3,725	3,268	2,867
Total stockholders’ equity	47,555	35,367	33,350	30,518	27,190

The table above includes the revenues and expenses of continuing operations and does not include the revenues and expenses of discontinued operations, or the cumulative effect of a change in accounting principle. The Company reported income (loss) from discontinued operations of $(1,230), $(1,969), $2,073 and $2,157 for each of the years ended December 31, 2004, 2003, 2002 and 2001, respectively, and a cumulative effect of a change in accounting principle of $(3,402) in the year ended December 31, 2002.

(1)                                  Growth in revenues and expenses has been impacted by acquisitions made by the Company. See Item 1. “Business” for further details.

(2)                                  SG&A expense in 2005 include costs of $2,100 for an internal independent investigation into certain related-party transactions and conflicts of interest involving certain members of CMI management (the “Investigation”), $720 for the cash settlement of employee stock options and $190 under the Agreement with the Former Executives. SG&A expense in 2004 includes costs of $900 for the Investigation and approximately $850 of additional accounting fees related to the Investigation and the restatement of the Company’s financial statements for lease accounting.

(3)                                  Interest expense in 2004 includes $2,423 related to a $30,000 Senior Subordinated Promissory Note (the “Note”) issued in January 2004. The Note was repaid in full in September 2004. During 2002, Primrose refinanced its debt and recorded additional interest expense of $860 related to the write-off of original issue discount and deferred financing costs associated with the original debt.

(4)                                  Other income (expense) in 2005 includes expense of $428 for the Agreement with the Former Executives. Other income (expense) in 2002 includes a gain of $1,334 from the repurchase of warrants by Primrose.

(5)                                  Income tax expense in 2005 includes a benefit of $1,684 from the reversal of previously established tax reserves that management determined were not longer necessary.

(6)                                  In November 2004, we redeemed all 500 shares of our outstanding redeemable convertible preferred stock (the “Preferred Stock”) for $10 per share, or $5,000. Preferred Stock accretion of $1,275 was recognized in 2004 to accrete the carrying value of the Preferred Stock to its redemption value.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and the risk factors appearing in Item 1A. “Risk Factors.”  Amounts are in thousands except share and per share amounts.

Company Overview

Security Capital operates as a holding company that actively participates in the management of its subsidiaries, but also gives each subsidiary a certain degree of operating autonomy, with its own chief executive officer and senior management. The Company itself is managed by Capital Partners pursuant to an Advisory Services Agreement. Capital Partners controls approximately 80% of the Company’s shares, held principally by CPI. Mr. Brian Fitzgerald controls Capital Partners and serves as our Chairman of the Board of Directors, President and Chief Executive Officer.

At December 31, 2005, we had two reportable operating segments, Employer Cost Containment and Health Services, conducted through WC, CMI and CMI’s wholly owned subsidiaries, and Educational Services, conducted through Primrose. In recent years, we have sought to strengthen these two valuable businesses, while at the same time shedding unneeded or unprofitable businesses. In keeping with our management philosophy, the senior management of both WC and Primrose have equity participations in our businesses (approximately 15.6% and 1.5%, respectively), as well as stock options in those subsidiaries, giving us an 83.7% and 91.5% fully diluted ownership interest in WC and Primrose, respectively.

While one of the goals of the Company has always been to maximize stockholder value, beginning in January 2004 and proceeding through the filing of this Annual Report, management and the Board of Directors have also sought to provide an opportunity for liquidity to our public stockholders. We recognized that, with the costs of being a public company increasing, and less than 20% of our shares in public hands, it made sense for us to consider alternatives to remaining a publicly traded company. In that vein, in January 2004, the Board of Directors formed a Special Committee to explore strategic alternatives that would fulfill our goals of maximizing value to all our stockholders, providing liquidity to our public stockholders, and exploring alternatives to being a publicly traded company.

In July 2004, Mr. Fitzgerald and the representative of the Company’s controlling stockholder, Capital Partners, submitted an offer to the Special Committee for the public shares they did not control (the “Capital Partners Offer”). The Special Committee subsequently received other offers for the entire Company, including an offer in September 2004 from a group that included certain current and former members of the management of CMI, the main operating subsidiary of WC (the “CMI Management Offer”). Both the Capital Partners Offer and the CMI Management Offer were subsequently increased.

The Special Committee’s ability to move forward with the process of exploring strategic alternatives and providing a liquidity event for public stockholders was hampered by a number of unforeseen events. Most notably, the Company’s management, beginning in July 2004, had to perform various supplemental procedures (the “Supplemental Procedures”), and the Audit Committee of the Company’s Board of Directors, beginning in November 2004, oversaw an internal independent investigation (the “Investigation”), into certain related-party transactions and conflicts of interest involving certain members of CMI’s management team. The Investigation was completed in March 2005, and the results indicated that, while there were certain unauthorized and undisclosed transactional, operational, and financial relationships between various entities owned, operated and controlled by certain members of CMI’s management and CMI and its subsidiaries, there were no instances of fraud or financial impropriety that would indicate the Company’s historical financial statements were misstated. The total cost of the Investigation, including the Supplemental Procedures, was approximately $3,000, of which $900 was recorded in 2004 and the remaining costs were recorded in 2005.

Additionally, in response to an SEC letter issued to the American Institute of Certified Public Accountants in February 2005, management conducted an internal review of our accounting practices with respect to leases and leasehold improvements, concluding that various adjustments were required, and that previously issued financial statements should be restated (the “Restatement”). For more information regarding the Investigation and the Restatement, see our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

The Investigation caused a delay in the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2004 until March 11, 2005. The Investigation and the Restatement also caused the completion of the Company’s year-end audit to be significantly delayed due to the additional audit procedures that were performed. Our 2004 Form 10-K was not filed until June 28, 2005. Additionally, the late filing of our 2004 Form 10-K resulted in the late filing of our Form 10-Q for the periods ended March 31, 2005 (the “First Quarter 10-Q”) and June 30, 2005 (the “Second Quarter 10-Q” and, collectively with the First Quarter 10-Q, the “2005 Form 10-Qs”), which were not filed until September 1, 2005 and September 16, 2005, respectively.

Throughout the Investigation, the Restatement and the added demands placed on management from the lengthy year-end audit procedures, we continued to strengthen the core WC and Primrose businesses and resolve various matters that needed to be addressed in order to maximize the value of the Company and achieve an appropriate liquidity event for public stockholders. As a result of the findings of the Investigation, the employment of two senior members of the CMI management team was terminated and new management was put in place. The operating systems at WC were improved and controls were strengthened at the subsidiary level.

In March 2005, CMI, through one of its operating subsidiaries, acquired Caronia, a leading provider of third-party professional medical liability claims administration and risk management services to hospitals and healthcare systems, physician and paraprofessional groups, nursing homes, rehabilitation centers and clinics. As a result of this acquisition, management believes that CMI is now one of the largest independent providers of professional medical liability claims services in the United States.

Recognizing that we were a stronger and much more valuable company, and that the market for control of companies such as ours had recovered considerably since the formation of the Special Committee, our Board of Directors, upon the recommendation of the Special Committee, determined to implement a formal sale process to seek the highest price reasonably attainable for the Company. On June 6, 2005, the Board retained UBS Securities LLC to assist it in that process. Management is committed to the process as the best and most efficient way to provide liquidity for our stockholders. For their part, Mr. Fitzgerald and Capital Partners also fully support the formal sale process, have stated to the Board that they would not participate as a bidder in the process and have committed to sell the shares they control if appropriate value is achieved in the transaction.

On February 10, 2006, the Company signed a definitive agreement for the sale of Primrose to an affiliate of American Capital Strategies, Ltd. for an aggregate purchase price of $85 million. After adjustment for transaction costs and certain items specified in the agreement, the net purchase price is anticipated to be approximately $82.8 million. The Company expects to net, after taxes, approximately $58.2 million for its 91.5% fully diluted share of Primrose, or approximately $8.44 per diluted share. The sale is subject to customary closing conditions and is anticipated to close by March 31, 2006.

We continue to seek to sell the WC business and the balance of the Company. The Company is considering offers for its interest in WC and the balance of the Company. The Company currently expects to enter into a definitive agreement during the second quarter of 2006 to sell WC and the balance of the Company.

Critical Accounting Policies

There are certain accounting policies that we believe are critical to our business and the understanding of our financial statements, either because of their magnitude to the financial statements or because they require management to make certain estimates and assumptions. Management makes its estimates and assumptions based upon the best information available at the time and a number of underlying variables and range of possible outcomes. The accuracy of these estimates and assumptions is dependent upon the occurrence of future events and circumstances beyond our control, and accordingly, actual results could differ from our original estimates and assumptions. These critical accounting policies are described below. For additional disclosures with respect to our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

Revenues for the Employer Cost Containment and Health Services segment are derived from third-party administrator services, self-insured plan administrator services, consulting services, group rating services, and managed care administration services. Revenues are recorded based on the terms and duration of the related contracts. Revenues from managed care administration services with the OBWC are recognized on a monthly basis based on the contracted administrative fee. Certain contracts also provide for an incentive or bonus award based on the attainment of certain criteria stipulated in the contracts. Revenues from incentive or bonus awards are recognized when they are earned and collectibility is reasonably assured. Cash received in advance of the services being provided is initially deferred and recognized as revenue on a pro rata basis over the related contract period, which typically ranges between three and 12 months.

Revenues from the Educational Services segment are composed of royalties, franchise fees, assignment and real estate services fees, transfer fees, forfeiture fees and tuition fees. Royalties are received from franchisees based on a percentage of a school’s monthly revenue. Royalty revenue is recorded in the month earned and typically collected in the subsequent month. Franchise fees are received from a franchisee upon the signing of a franchise agreement. These fees are initially deferred and recognized as revenue when the school receives its certificate of occupancy. Assignment and real estate services include site identification and evaluation, preparation for the construction of the franchisee’s Primrose school and consulting services provided to the franchisee during the construction of the school related to architectural and engineering design. Additionally, assignment and real estate services may include coordination with third-party professional service providers to (i) prepare environmental and soil studies; (ii) prepare the applications for all required building and zoning permits and assist with any follow-up procedures necessary to obtain all required permits; (iii) obtain a title commitment for the land site; and (iv) ensure that the franchisee’s lender has all relevant documentation necessary for the franchisee to purchase the land for its Primrose school. Third party fees are not included in our revenues. A majority of the assignment and real estate services fees is received from a franchisee upon the signing of a franchise agreement, and the remaining fee is received upon the closing of the purchase of the property by the franchisee (the “Closing”). All fees for assignment and real estate services received prior to the Closing are initially deferred. A portion of the assignment and real estate services fees is recognized at the time of the Closing, and the remaining portion is recognized when the school receives its certificate of occupancy.

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

Allowance for Doubtful Accounts and Uncollectible Recoverable Costs

Our receivables are composed primarily of amounts due for contract services provided by WC and royalty payments due to Primrose from franchisees. Primrose also incurs third-party professional services costs on behalf of franchisees for assignment and real estate services. These costs are recorded as recoverable costs and are collected from the franchisee upon the Closing. We establish an allowance for doubtful accounts and for potentially uncollectible recoverable costs based on a review of the current status of the receivable, customer or franchisee credit evaluations, collection history and other pertinent information. Receivables are generally not collateralized.

On a consolidated basis, the allowance for doubtful accounts and for potentially uncollectible recoverable costs was 4.8%, 6.9% and 5.7% of gross receivables at December 31, 2005, 2004 and 2003, respectively. A one percentage point increase in the allowance for doubtful accounts and for potentially uncollectible recoverable costs would have increased operating expenses by $244, $211 and $174 for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill and Intangible Assets

Acquisitions are accounted for under the “purchase method,” whereby acquired tangible and intangible assets and assumed liabilities are recorded at fair value. The determination of fair value of tangible and intangible assets and their respective useful lives requires management to make certain estimates, judgments and assumptions. We determine fair value based on a variety of different methods, including, but not limited to, reference to quoted market prices, discounted cash flow projections, reference to relevant market data, replacement cost analysis and independent third-party valuations. Determining the estimated useful life of intangible assets is dependent upon an evaluation of numerous factors, such as the competitive environment, our market share and our ability to maintain that market share in the future, any legal, regulatory or contractual provisions that limit, or could limit, the assets’ life and the expected macroeconomic environment and its impact on the industries in which we operate. Intangible assets are amortized over their estimated useful life. Accordingly, differences in the estimated useful life of intangible assets and the actual useful life can have a significant effect on our financial statements. Our intangible assets are being amortized over a weighted average useful life of 12.4 years. If the weighted average useful life was one year less (11.4 years), amortization expense would have been higher by approximately $180.

The excess of the fair value of assets acquired and liabilities assumed over the acquisition cost is allocated to goodwill. Goodwill is not amortized; however, it is subject to annual impairment testing. To test goodwill for impairment, the carrying amount of the net assets of each “reporting unit” is compared to the fair value of the reporting unit. If the fair value of the reporting unit is greater than the carrying amount, no additional testing is required. However, if the fair value of the reporting unit is less than its carrying amount, then the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit, including an amount for any “implied” goodwill. If implied goodwill exceeds the net carrying amount of goodwill, no impairment loss is recorded. Otherwise, an impairment loss is recognized for the difference.

Fair value is defined as the amount at which an asset can be purchased in a current transaction between willing parties, other than in a forced liquidation sale. As a result of the offers received as part of the ongoing formal sale process for Primrose and the balance of the Company, management determined that at December 31, 2005, the fair value of the reporting units exceeded their carrying value and that further impairment testing was not required.

At December 31, 2004 and 2003, we determined the fair value of each reporting unit using a discounted cash flow approach. This approach requires management to make assumptions and estimates of future cash flows of the reporting unit, the appropriate discount rate and a terminal value of the reporting unit. The discount rate used for each reporting unit was determined by assessing the appropriate risk level of the cash flows of the respective reporting unit and adjusting the risk-free rate by a factor dependent upon this risk assessment. The terminal period cash flow of the respective reporting units was based upon assigning a multiple of earnings before income taxes, depreciation and amortization (“EBITDA”) consistent with companies of similar size and industry in which each of the units operates. The results of our approach indicated that the fair value of the Company’s reporting units exceeded their carrying value. Accordingly, no impairment charges were recognized in 2004 and 2003.

Impairment of Long-lived Assets, Other Than Goodwill

We review long-lived assets, including intangible assets, for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires companies to test long-lived assets when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the carrying value of an asset and its fair value, which is generally determined by the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposal of the asset in question. If the fair value of the asset is less than its carrying value, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Based on our review and analysis conducted during the applicable periods, we have not recognized any impairment losses on long-lived assets, including identified intangible assets, during each of the three years ended December 31, 2005, 2004 and 2003.

Stock Options

Effective July 1, 2005, we adopted the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Prior to July 1, 2005, we applied the intrinsic value method in measuring stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and disclosed in the footnotes to our financial statements the pro forma effect on net income and earnings per share assuming we had applied the fair value method of accounting for stock-based awards.

We adopted the provisions of SFAS 123R using the modified prospective application. Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the effective date is recognized as the requisite service is rendered. Share-based compensation expense for the unvested portion of awards outstanding as of the effective date was $180 in 2005, and is expected to be $208 in 2006, $60 in 2007 and 2008, $53 in 2009 and $26 in 2010.

Under SFAS 123R, share-based awards result in a cost measured at fair value on the awards’ grant dates. Determining the fair value of an award requires management to make estimates regarding the number of awards expected to vest, the length of time the awards will be held, the appropriate risk-free interest rate, the dividend yield and the expected volatility of the underlying security. The fair value of the estimated number of awards expected to vest is recognized through earnings over the requisite service period, which is generally the vesting period. At December 31, 2005, share-based awards are limited to stock options granted to employees and non-employee directors.

The expected life is the length of time the option holder is expected to hold the options. It is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects the movement in our stock price over the most recent historical period equivalent to the expected life. The dividend yield represents the dividend the Company expects to pay over the expected life. In 2005, the Company granted options to purchase 64,510 shares of the Company’s common stock. The fair value of the options aggregated $264 ($4.09 per share) using a Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	4.0%
Dividend yield	0%
Volatility	31.1%
Expected life	7 years

The options expire 10 years from the date of grant. Increasing the estimate of the expected life from seven years to 10 years would have increased the fair value of the option award from $4.09 per share to $4.98 per share, and resulted in additional share-based compensation expense of $57 being recognized over the requisite service period.

Income Tax Expense and Accruals

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, whereby deferred taxes are recognized based on the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities, using presently enacted rates. Certain judgment is required in determining our annual effective tax rate and in evaluating our tax positions. While we believe that our tax return positions are fully supportable, we expect that certain positions could be challenged and that we may not be able to successfully defend our positions. Accordingly, we establish certain reserves, including interest, for these items. We adjust these reserves in light of changing facts and circumstances. Our effective tax rate for 2005 was 30.7% compared to 47.1% in 2004. In 2005, our tax provision included the reversal of $1,684 of previously recorded tax reserves that management believed were no longer necessary in light of current facts and circumstances.

Certain items are included in our tax return at different times than they are reflected in our financial statements. As a result, our effective tax rate reflected in our financial statements is different that that reported in our tax return. Some of the differences are permanent, such as expenses that are not tax deductible, and some of the differences are temporary, and will reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction in our tax return in future years for which we have already recorded the benefit in our statement of income. We establish valuation allowances when we believe expected future taxable income will not be sufficient to realize the deferred tax asset.

RESULTS OF OPERATIONS

Overview

For the year ended December 31, 2005, revenues were $155,311 compared to $132,940 in 2004. We experienced double digit revenue growth over 2004 in both our Employer Cost Containment and Health Services segment and our Educational Services segment. The growth in the Employer Cost Containment and Health Services segment was fueled by the March 2005 acquisition of Caronia, which accounted for slightly more than half of the revenue growth and customer growth. The growth in our Education Services segment was driven by the opening of 24 new franchise schools and increasing royalties from the existing franchise schools due to increasing enrollment and tuition.

In 2005, income available to common stockholders and earnings per share also experienced significant increases over 2004 due to the revenue growth referred to above, plus the actions taken in 2004 to dispose of our discontinued operations, repay outstanding debt and redeem our outstanding Preferred Stock. Income available to common stockholders and diluted earnings per share in 2005 were $9,435 and $1.34, respectively, compared to income available to common stockholders and diluted earnings per share in 2004 of $1,958 and $0.26, respectively. For the year ended December 31, 2004, income available to common stockholders and earnings per share were reduced by a loss from discontinued operations of $1,230 and Preferred Stock accretion of $1,275. Due to the sale of substantially all the assets of Pumpkin, the resolution of all outstanding claims against the Company with respect to the Possible Dreams bankruptcy, and the redemption of all outstanding Preferred Stock during 2004, we no longer reported results from discontinued operations or recognized Preferred Stock accretion in 2005. Finally, during 2004, we incurred $2,423 of interest expense on a $30,000 fixed rate note (the “Note”). The Note was repaid in September 2004, resulting in lower interest costs in 2005.

The formal process to sell the Company announced in June 2005 is ongoing. As previously discussed, we have reached an agreement to sell Primrose for an aggregate purchase price of $85,000, and are currently considering offers for our interest in WC and the balance of the Company. We currently expect to enter into a definitive agreement during the second quarter of 2006 to sell WC and the balance of the Company.

Through December 31, 2005, costs of approximately $500 have been incurred in connection with the formal sale process. The majority of the costs related to the sale will be incurred upon the closing of the sale of Primrose and the completion of the sale of the Company. These costs would include, but are no limited to, investment banking fees, legal and accounting fees, stay pay bonuses and fees to Capital Partners for its role in the formal sale process. Some of the costs of the process, such as legal and accounting fees, are not contingent and will be paid even if the transactions do not close.

A more detailed discussion of our results of operations is provided in the sections below.

Revenues

Segment revenues were as follows:

	For the year ended December 31,
	2005	2004	2003
Employer Cost Containment and Health Services	$140,786	$121,335	$84,598
Educational Services	14,525	11,605	9,834
Total revenues	$155,311	$132,940	$94,432

Consolidated revenues for the year ended December 31, 2005 increased $22,371, or 17% to $155,311 compared to revenues of $132,940 for the year ended December 31, 2004. Consolidated revenues for the year ended December 31, 2004 increased $38,508, or 41% to $132,940 compared to revenues of $94,432 for the year ended December 31, 2003.

Revenues from the Employer Cost Containment and Health Services segment for the year ended December 31, 2005 increased $19,451, or 16% to $140,786 compared to $121,335 for 2004. The increase was driven by the acquisition of Caronia in March 2005, which accounted for $10,941 of revenue in 2005, the full-year contribution of the strong customer growth in the second half of 2004 and additional customer growth during 2005.

Revenues from the Employer Cost Containment and Health Services segment for the year ended December 31, 2004 increased $36,737, or 43% to $121,335 compared to $84,598 for 2003. The increase was primarily driven by the acquisition of Octagon in October 2003. The operations of Octagon were included in our 2003 results only for the three months following the acquisition, whereas in 2004 the operations of Octagon were included for the entire year. The inclusion of Octagon for 12 months in 2004 compared to only three months in 2003 resulted in additional revenues of $33,918.

Revenues from the Educational Services segment for the year ended December 31, 2005 increased $2,920, or 25% to $14,525 compared to $11,605 for 2004. Royalty revenues for 2005 increased $1,713, or 18% compared to 2004 due to a 10% increase in same school revenue, a full year contribution from schools opened in 2004 and the opening of 24 additional schools during 2005. The opening of 24 schools in 2005 compared to seven in 2004 also resulted in an increase of $1,042, or almost 300% in franchise fees and assignment and real estate services fees. At December 31, 2005, there were 149 schools opened compared to 125 schools at December 31, 2004.

Revenues from the Educational Services segment for the year ended December 31, 2004 increased $1,771, or 18% to $11,605 compared to $9,834 for 2003. Royalty revenues for 2004 increased $1,357, or 17% compared to 2003 due to higher same school revenue, a full year contribution from schools opened in 2003 and the opening of seven additional schools during 2004. At December 31, 2004, there were 125 schools opened compared to 118 schools at December 31, 2003. Assignment and real estate services fees increased $220 as there were 16 property sale closings with franchisees during 2004 compared to five in 2003, and company-owned school revenues increased $293 due to increasing enrollment as the school becomes established. These increases were partially offset by lower franchise fees of $309 as seven new schools were opened during 2004 compared to 13 openings in 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) by segment was as follows:

	For the year ended December 31,
	2005	2004	2003
Employer Cost Containment and Health Services	$120,961	$104,006	$71,709
Educational Services	7,247	5,980	5,267
Total segment SG&A	128,208	109,986	76,976
Corporate	2,487	2,779	1,263
Management advisory fee paid to Capital Partners	1,550	1,550	1,400
Total SG&A	$132,245	$114,315	$79,639

Consolidated SG&A for the year ended December 31, 2005 increased $17,930, or 16% to $132,245 compared to SG&A of $114,315 for 2004. Consolidated SG&A for the year ended December 31, 2004 increased $34,676, or 44% compared to SG&A of $79,639 for 2003.

SG&A expenses in the Employer Cost Containment and Health Services segment increased $16,955, or 16% to $120,961 for the year ended December 31, 2005 compared to $104,006 for 2004. Compensation and benefits expense increased $11,600 due to the acquisition of Caronia, which accounted for $5,580 of the increase, an increase in personnel necessary to support the customer growth in 2004 and 2005 and a one-time special compensation charge in 2005 of $910 resulting from the cash settlement of vested options held by certain WC employees. Legal and accounting fees were higher in 2005 due to the cost of the Investigation ($2,100 incurred in 2005 compared to $900 in 2004), consulting fees of $350 were incurred relating to an internal control documentation and improvement project and costs of approximately $1,000 were incurred for the integration of Caronia’s information systems with our systems.

SG&A expenses in the Employer Cost Containment and Health Services segment increased $32,297, or 45% to $104,006 for the year ended December 31, 2004 compared to $71,709 for 2003. SG&A increased $30,405 as Octagon was included for 12 months in 2004 compared to only the last three months in 2003 following its acquisition. Also, for the year ended December 31, 2004, SG&A expense included $900 for the Supplemental Procedures and the Investigation and $892 of higher audit fees resulting from the Supplemental Procedures and the Investigation.

SG&A expenses in the Educational Services segment increased $1,267, or 21% to $7,247 for the year ended December 31, 2005 compared to $5,980 for 2004. This increase was primarily attributable to higher compensation and benefits expense of approximately $900 due to increased personnel necessary to service the increased number of franchised schools and a special one-time cash payment of $240 to certain employees (see “Liquidity and Capital Resources”).

SG&A expenses in the Educational Services segment increased $713, or 14% to $5,980 for the year ended December 31, 2004 compared to $5,267 for 2003. This increase was primarily attributable to higher personnel costs due to increased headcount necessary to service the number of franchise schools and higher expenses in our company-owned school as a result of increasing enrollment as the school matured.

SG&A expenses at our corporate headquarters decreased $292, or 10%, to $2,487 for the year ended December 31, 2005 compared to $2,779 for 2004. Contributing to this decrease was a significant decline in accounting and auditing expenses of approximately $800 due to the extended procedures performed for the 2004 audit resulting from the Investigation and the Restatement and other factors associated with the planning and execution of year-end audit procedures. For the 2005 period, we selected new independent public accountants, which also resulted in a decrease in fees for our 2005 quarterly reviews compared to the 2004 quarterly reviews. The fees and costs of the Special Committee also decreased approximately $300 in 2005 as their activities were significantly diminished when the Board determined to pursue a formal sale process for the Company. Partially offsetting these decreases were higher legal fees of approximately $430 due to the Investigation, the late filing of our 2004 Form 10-K and our 2005 Form 10-Qs, communications with the AMEX and SEC, the Caronia acquisition, and the formal sale process. We do not have an in-house legal staff and, accordingly, rely on outside legal counsel for all our legal services. In 2005, we also recorded approximately $320 of expenses relating to professional services incurred in connection with the formal sale process and share-based compensation expense relating to the adoption of SFAS 123R.

SG&A expenses at our corporate headquarters increased $1,516, or 120% to $2,779 for the year ended December 31, 2004 compared to $1,263 for 2003. This increase was mainly due to an increase in audit fees, legal fees, and the costs of the Special Committee. Audit fees for corporate increased $850 due to an increase in the hourly billing rates of our accountants, additional work incurred for the Investigation and the Restatement, and other factors associated with the planning and execution of year-end audit procedures. Legal fees were $383 higher than in 2003 mainly due to services pertaining to the review of strategic alternatives, the redemption of the Preferred Stock, the sale of Pumpkin, the settlement of the Possible Dreams bankruptcy and public filing requirements resulting from the offers to purchase the Company, the Supplemental Procedures and the Investigation and the late filing of our quarterly and annual reports. The costs of the Special Committee in 2004 were $580 and included costs of an investment banking firm, independent legal counsel and fees paid to the Special Committee members.

Our controlling stockholder, Capital Partners, provides certain management and advisory services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy for which we paid an annual fee of $1,550 for the years ended December 31, 2005 and 2004 and $1,400 for the year ended December 31, 2003.

The Advisory Services Agreement with Capital Partners also provides for the payment of investment banking fees to Capital Partners for acquisition opportunities presented to the Company at usual and customary rates for transactions of similar size and complexity. Capital Partners is under no obligation to present to the Company any or all acquisition candidates of which it becomes aware. Furthermore, the Company is under no obligation to utilize Capital Partners for investment banking services. The payment of an investment banking fee to Capital Partners requires the approval of the Audit Committee, the Compensation Committee and the full Board of Directors. We paid Capital Partners an investment banking fee of $240 in 2005 in connection with the Caronia acquisition and an investment banking fee of $150 in 2003 in connection with the Octagon acquisition. The investment banking fees were capitalized as part of the acquisition costs of these acquisitions.

On December 23, 2005, we entered into the Second Amended and Restated Advisory Services Agreement (the “Amended Advisory Services Agreement”) with Capital Partners, effective January 1, 2006. Under the Amended Advisory Services Agreement, Capital Partners will provide services similar to those provided under prior Advisory Services Agreements, and we will pay Capital Partners an annual fee of $1,550. The fee is payable quarterly at the beginning of the quarter. Under the terms of the Amended Advisory Services Agreement, if the Company is sold prior to June 30, 2006, Capital Partners will continue to provide services under the agreement for a period of six months following the effective date of a sale. In addition, under the Amended Advisory Services Agreement, Capital Partners will provide advisory services to the Company in connection with managing the formal sale process, including in the areas of planning such sale process, selecting and evaluating potential buyers, negotiating directly or indirectly with potential buyers and consummating a sale of the Company, or if applicable, the sale of Primrose and the sale of the balance of the Company in two separate transactions.  In exchange for such services, the Company will pay to Capital Partners a sale bonus of $2,000 (the “Incentive Sale Bonus”).  The Incentive Sale Bonus will be increased or decreased depending on the ultimate aggregate sale proceeds obtained (the “Adjustment Amount”).  In the event a sale of Primrose occurs in a separate transaction, no amount will be due.  Rather, the Incentive Sale Bonus, including the Adjustment Amount, will be earned and payable upon the sale of the balance of the Company.

Depreciation and Amortization Expense

Depreciation and amortization expense (“D&A”) by segment was as follows:

	For the year ended December 31,
	2005	2004	2003
Employer Cost Containment and Health Services	$4,400	$3,214	$1,893
Educational Services	545	537	558
Total segment D&A	4,945	3,751	2,451
Corporate	39	29	—
Total D&A	$4,984	$3,780	$2,451

Consolidated D&A increased by $1,204, or 32% to $4,984 for the year ended December 31, 2005 compared to $3,780 for 2004. Consolidated D&A increased by $1,329, or 54% to $3,780 for the year ended December 31, 2004 compared to $2,451 for 2003.

D&A for the Employer Cost Containment and Health Services segment increased $1,186, or 37% to $4,400 for the year ended December 31, 2005 as compared to $3,214 for 2004. This increase was primarily due to depreciation and amortization of $781 on fixed assets and intangible assets acquired as part of the Caronia acquisition and additional amortization of $138 due to a decrease in the estimated useful life of an intangible asset (customer list) in 2005.

D&A for the Employer Cost Containment and Health Services segment increased $1,321, or 70% to $3,214 for the year ended December 31, 2004 as compared to $1,893 for 2003. This increase was primarily due to a full year of depreciation and amortization of fixed and intangible assets acquired as part of the Octagon acquisition.

Interest Expense

Interest expense by segment was as follows:

	For the year ended December 31,
	2005	2004	2003
Employer Cost Containment and Health Services	$2,585	$1,789	$1,265
Educational Services	22	139	300
Total segment interest expense	2,607	1,928	1,565
Corporate	—	2,423	—
Total interest expense	$2,607	$4,351	$1,565

Consolidated interest expense decreased $1,744 or 40% to $2,607 for the year ended December 31, 2005 from $4,351 for 2004. This decrease was due to a decrease in our average outstanding borrowings of approximately $9,300 in 2005 compared to 2004 and a decrease in our effective interest rate to 7.8% in 2005 compared to 10.2% in 2004. The decrease in the average outstanding borrowings and effective interest rate in 2005 was due mainly to the repayment of the Note, which bore interest at a fixed rate of 10%, in September 2004.

Consolidated interest expense increased $2,786, or 178% to $4,351 for the year ended December 31, 2004 from $1,565 for 2003. The increase in 2004 compared to 2003 was due to the issuance of the Note in January 2004 and the full year effect of the additional debt from the acquisition of Octagon in October 2003. Due to the issuance of the Note, the effective interest rate in 2004 increased to 10.2% from 6.3% in 2003.

Interest expense at the Employer Cost Containment and Health Services segment increased $796, or 44% to $2,585 for the year ended December 31, 2005 from $1,789 for 2004 primarily due to additional debt resulting from the acquisition of Caronia and slightly higher interest rates. For the year ended December 31, 2004, interest expense increased $524, or 41% to $1,789 compared to $1,265 for 2003 due to an increase in outstanding debt resulting from the Octagon acquisition.

Corporate interest expense in 2004 represented interest on the Note.

Other Income, net

Other income, net consisted of the following:

	For the year ended December 31,
	2005	2004	2003
Interest income	$213	$220	$84
Unrealized gain on derivatives	261	401	245
Other (expense) income	(415)	31	(144)
Total other income, net	$59	$652	$185

Other expense in 2005 included certain costs to resolve various matters with the Former Executives of WC. In March 2006, we entered into the Agreement with the Former Executives. See Item 3. “Legal Proceedings.”  The total cost of the Agreement was $935 and was reflected in the 2005 financial statements as follows: $428 was recorded as other expense; $190 was recorded as SG&A; and $317 was capitalized as intangible asset and will be amortized over the three-year life of the covenants not to compete. The cost of the Agreement does not including potential contingent payments aggregating $846 that the Former Executives are eligible to receive upon a change of control of the Company or WC. Other expense in 2003 included the loss from the sale of marketable securities acquired in the Octagon acquisition of $251 partially offset by a gain of $107 from the sale of assets.

Income Taxes

Income tax expense was $4,770, $5,245, and $4,617 for the years ended December 31, 2005, 2004 and 2003, respectively, representing an overall effective tax rate on continuing operations of 30.7%, 47.1%, and 42.1%, respectively. The decrease in our effective tax rate in 2005 resulted from the reversal of $1,684 of certain tax reserves that management believed were no longer necessary. Excluding the effect of this reversal, our effective tax rate for 2005 was 41.5%.

Discontinued Operations

Discontinued operations included the results of Pumpkin and Possible Dreams. In October 2004, we consummated the sale of substantially all of the assets of Pumpkin, and in November 2004, we entered into an agreement with the bankruptcy trustee for Possible Dreams to resolve all outstanding claims against the Company. The loss from discontinued operations in 2004 included a net loss on the sale of Pumpkin of $3,928 and a net gain from the settlement of the Possible Dreams bankruptcy of $1,516.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had available unrestricted cash and cash equivalents of $12,340. This was only a slight decrease from the available unrestricted cash and cash equivalents of $12,488 at December 31, 2004. At December 31, 2005, WC had an available $8,000 revolving line of credit (the “WC Revolver”) and Primrose had an available $1,000 revolving line of credit (the “Primrose Revolver”). Available borrowings under the WC Revolver were reduced by the aggregate amount of outstanding letters of credit ($1,250 at December 31, 2005). There were no outstanding borrowings under the WC Revolver or the Primrose Revolver, and accordingly, at December 31, 2005, WC had the ability to borrow an additional $6,750 and Primrose had the ability to borrow an additional $1,000. Management believes that cash flows from operations along with the available borrowing capacity under the WC Revolver and the Primrose Revolver will be sufficient to fund our operations and service our debt for the next 12 to 24 months.

During 2005, we spent $23,704 to acquire Caronia, pay for capital expenditures and acquire shares of WC from the minority stockholders of WC. To fund these expenditures, cash of $11,816 was generated from operating activities and cash of $11,740 was raised through financing activities. Further discussion of the components of our cash flow for each of the last three years follows.

We have revised our 2004 and 2003 consolidated statements of cash flows as a result of recent guidance provided by the SEC regarding the reporting of cash flows from discontinued operations. We had previously disclosed cash flows from operating, investing and financing activities of discontinued operations on a combined basis. To comply with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, we have revised our consolidated statements of cash flows for 2004 and 2003 to report separately the cash flows from operating, investing and financing activities of discontinued operations.

Net cash flow from operations for 2005 was $11,816 compared to $17,339 in 2004. The decrease was principally the result of payments of accounts payable and accrued liabilities, primarily due to an increase in estimated Federal income tax payments and significant payments made during the first quarter of 2005 for accounting and auditing services. Also, cash flow in 2004 benefited from the timing of cash receipts from advance billings on certain customer contracts and cash receipts from prospective franchisees (see increase in unearned revenue discussion below).

Net cash flow from operations in 2004 of $17,339 represented an increase of $4,074 over 2003 net cash flow from operations of $13,265. This increase was primarily due to an increase in unearned revenue of $4,168. Unearned revenue at WC increased $2,897 in 2004 as a result of growth at Octagon and growth in the managed care operations. WC enters into certain service contracts with terms of as much as one year and receives advance payments for services to be provided. Similarly, unearned revenue at Primrose increased $1,271 as the number of prospective franchisees increased in 2004 compared to 2003. Upon the signing of a franchise agreement, franchisees pay a franchise fee and an assignment and real estate services fee for services to be provided by Primrose to the franchisee up until the school receives its certificate of occupancy.

Cash used in investing activities was $23,704 in 2005 compared to net cash used in investing activities of $3,021 in 2004. In 2005, cash used in investing activities included $15,432 to acquire Caronia and pay transaction costs, $4,931 for capital expenditures and $3,341 to acquire 979.88 shares of WC from the minority stockholders of WC (see below). Cash used in investing activities in 2004 included $3,841 for capital expenditures and $1,801 for the acquisition of KRAMMCO and ICS. These uses were partially offset by net cash received from the sale of substantially all the assets of Pumpkin. The increase in capital expenditures in 2005 compared to 2004 is due to expenditures for information technology and software upgrades in our Employer Cost Containment and Health Services segment. We estimate that expenditures for information technology and software upgrades in our Employer Cost Containment and Health Services segment in 2006 will be approximately $4,000 - $4,500. We currently have no commitments for capital expenditures.

Cash used in investing activities in 2003 was primarily for capital expenditures of $1,589 and the acquisition of Octagon for $14,893, net of proceeds from the sale of investments acquired. Capital expenditures in 2004 increased compared to 2003 primarily due to facilities expansion at Octagon in 2004.

In 2005, we raised $11,740 of net cash from the issuance of long-term debt and other sources. In connection with the Caronia acquisition, WC entered into a Second Amended and Restated Loan Agreement (the “Credit Agreement”) that provided WC with a $40,500 (net cash of $40,359 after financing costs of $141) five-year, fully-amortizing term loan (the “WC Term Loan”) and the WC Revolver. The proceeds of the WC Term Loan were used to fund the Caronia acquisition and repay the $24,929 balance then outstanding under the WC Holdings Senior Term Loan (the “Prior WC Term Loan”). The WC Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option, and borrowings under the WC Revolver bear interest at LIBOR plus 2.0% or Prime minus 0.5%, at the Company’s option. The WC Term Loan requires monthly principal payments of $675. During 2005, total principal repayments under the WC Term Loan were $6,075.

In September 2005, Primrose entered into a five-year $1,000 loan (the “Primrose Term Loan”). The proceeds from the Primrose Term Loan were used to partially fund a special dividend to Primrose stockholders of $3,453. As a 98.5% stockholder of Primrose, we received $3,400 of the dividend, and the minority stockholders received $53. A special one-time cash payment of $240 was made to certain employees to compensate them for the dilution in the value of their options to purchase Primrose common stock resulting from the payment of the dividend. The Primrose Term Loan was repaid in full during the fourth quarter of 2005.

In 2004, net cash of $13,475 was used in financing activities to repay debt of $39,960, which included the repayment of the $30,000 Note, redeem all issued and outstanding shares of Preferred Stock for $5,000 and settle the outstanding claims against the Company in the Possible Dreams bankruptcy for $442.  Cash of $29,289 was received from the issuance of the Note (net of financing costs) and cash of $2,638 was provided by financing activities of discontinued operations. In 2003, net cash of $11,854 was provided by financing activities primarily due to the issuance of debt to fund the Octagon acquisition partially offset by repayments of existing debt.

On September 16, 2005, the Company acquired 979.88 shares of WC stock directly from the minority stockholders of WC for total cash consideration of $3,341. The funds to acquire these shares were obtained from the Dividend. Also on September 16, 2005, certain option holders of WC exercised options to purchase shares of WC for aggregate cash consideration of $283. As a result of the exercise of these options, an additional 408.41 shares of WC were issued to minority stockholders. Prior to September 16, 2005, the minority stockholders of WC had an aggregate ownership interest of 20%. After the net effect of the Company’s acquisition of 979.88 shares from the minority stockholders and the issuance of 408.41 additional shares to the minority stockholders, the aggregate ownership interest of the minority was reduced to 15.6%.

The Credit Agreement bears interest at variable rates. To mitigate its exposure to changes in variable rates, WC uses interest rate swaps to effectively convert a portion (based on the “notional value” of the swap) of variable rate debt to fixed rate debt. During 2005, WC had two outstanding interest rate swaps. One swap had a notional value of $10,000 under which WC paid a fixed rate of 3.44% and received a variable rate based on one-month LIBOR. The other swap had a notional value of $8,500 under which WC paid a fixed rate of 5.85% and received a variable rate based one-month LIBOR. On December 22, 2005, the interest rate swap with a notional value of $8,500 expired and the Company elected not to replace the expired swap with a new interest rate swap.

The Credit Agreement also requires that an additional principal payment (the “Accelerated Payment”) be made based on the annual earnings, as defined, of WC.  The Accelerated Payment based on the 2005 earnings of WC is $1,574 and is due on April 30, 2006.

The WC Term Loan, the WC Revolver and the Primrose Revolver each contains restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio. Borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the Company’s ownership in the subsidiary. The Credit Agreement also contains provisions that require WC to provide monthly financial statements and audited annual financial statements to the lender. Management believes that the Company is currently in compliance with all of these requirements.

On February 10, 2006, we signed a definitive agreement to sell Primrose to an affiliate of American Capital Strategies, Ltd. for an aggregate purchase price of $85,000, subject to adjustment. After adjustment for transaction costs and certain items specified in the agreement, the net purchase price is anticipated to be approximately $82,800. After taxes, we expect to receive approximately $58,200 million for our 91.5% fully diluted ownership interest in Primrose. If the sale of the balance of the Company is not successful, the Company’s Board of Directors may consider various alternative uses of the proceeds from the sale of Primrose, including, but not limited to, a special dividend to stockholders.

On March 6, 2006, we entered into the Agreement with the Former Executives. Under the terms of the Agreement, the Former Executives received a cash payment of $562 shortly after signing the Agreement and will receive additional cash payments on the first and second anniversary dates of the signing of the Agreement aggregating $373. In addition, the Former Executives are eligible to receive additional cash payments aggregating$846 upon a change in control of the Company or WC.

Contractual Obligations

The table below shows payments due under contractual obligations at December 31, 2005 for the periods indicated:

	Payments due by period
	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt	$34,425	$9,674	$16,200	$8,551	—
Operating leases	32,839	6,993	11,826	6,138	7,882
Advisory fee due to Capital Partners	1,550	1,550	—	—	—
The Agreement	935	562	373	—	—
Total	$69,749	$18,779	$28,399	$14,689	$7,882

The obligation for the advisory fee due to Capital Partners under the Amended Advisory Services Agreement is reflected in the above table for 2006 only. The Amended Advisory Services Agreement is an annual agreement that automatically renews on December 31 under the existing terms unless either party gives at least 60 days’ prior written notice to the other. The Company is under no obligation to continue being a party to such an agreement beyond 2006. Accordingly, obligations for periods after 2006 are not reflected in the above table.

The payments due under the Agreement do not include the $846 of additional payments that would become payable under the Agreement upon a change of control of the Company or WC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Market risks relating to our operations result primarily from changes in interest rates. Our interest rate risk management objective is to lower our overall borrowing costs and to mitigate the impact of changing interest rates on our net income and cash flows. We achieve our objective primarily through the use of interest rate swap agreements, which effectively convert variable rate debt to fixed rate debt. At December 31, 2005, WC had an interest rate swap agreement with a notional value of $10,000 under which it pays a fixed rate of 3.44% and receives a variable rate based on one-month LIBOR. After the effect of the swap, variable rate debt comprised 71% of total debt at December 31, 2005 compared to 26% at December 31, 2004. The increase in the percent of variable rate debt was due to our borrowings under the Credit Agreement, and expiration of an interest rate swap agreement with a notional value of $8,500 on December 22, 2005. The $10,000 swap expires in February 2009.

The outstanding interest rate swap exposes us to credit risk in the event that the counterparty to the agreement does not or cannot meet its obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparty to the swap is a major financial institution, which we expect to fully perform under the terms thereof. We do not utilize interest rate swaps or other derivative financial instruments for trading or speculative purposes.

Market Risk Sensitive Instruments

Including the effect of the interest rate swaps, the weighted average borrowing rate for our debt was 7.8% for 2005 compared to 10.2% for 2004. The decrease in the weighted average borrowing rate in 2005 was due to the absence of the Note during 2005. Assuming a one percentage point increase in our weighted average borrowing rate, interest expense would have been higher by $112 and $162 for the years ended December 31, 2005 and 2004, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Security Capital Corporation

Greenwich, Connecticut

We have audited the consolidated balance sheet of Security Capital Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule of Security Capital Corporation, listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Corporation and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen

New York, NY
March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Security Capital Corporation

We have audited the accompanying consolidated balance sheet of Security Capital Corporation and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the related financial statement schedule (for the 2004 and 2003 information) listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule (for the 2004 and 2003 information), when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Stamford, Connecticut
June 10, 2005

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share and per share amounts)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,340	$12,488
Restricted cash	175	373
Accounts receivable, net	22,524	18,340
Recoverable costs, net	817	1,548
Deferred income taxes	2,592	2,681
Other current assets	1,865	1,345
Total current assets	40,313	36,775
Property and equipment, net	8,591	6,036
Goodwill, net	72,557	59,041
Intangible assets, net	18,537	12,563
Deferred income taxes	668	1,358
Other assets	1,108	862
Total assets	$141,774	$116,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,425	$5,363
Other accrued expenses	12,762	9,899
Income taxes payable	6,784	8,191
Unearned revenue	28,539	24,566
Current portion of long-term debt	9,674	5,970
Total current liabilities	60,184	53,989
Long-term debt	24,751	18,959
Other long-term obligations	2,465	2,297
Deferred taxes	2,862	—
Minority interests	3,957	6,023
Commitments and contingencies, see Note 16
Stockholders’ equity:
Common stock, $0.01 par value, 7,500 shares authorized; 380 shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 10,000,000 shares authorized; 6,778,309 and 6,458,309 shares issued; 6,770,587 and 6,450,587 shares outstanding at December 31, 2005 and 2004, respectively	68	65
Additional paid-in capital	67,010	64,395
Accumulated deficit	(19,632)	(29,067)
Accumulated other comprehensive income	194	59
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	47,555	35,367
Total liabilities and stockholders’ equity	$141,774	$116,635

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(in thousands, except per share amounts)	2005	2004	2003

Revenues:
Employer cost containment and health services	$140,786	$121,335	$84,598
Educational services	14,525	11,605	9,834
Total revenues	155,311	132,940	94,432
Selling, general and administrative expenses	132,245	114,315	79,639
Depreciation and amortization	4,984	3,780	2,451
Operating income	18,082	14,845	12,342
Interest expense	(2,607)	(4,351)	(1,565)
Other income, net	59	652	185
Income from continuing operations before income taxes and minority interests	15,534	11,146	10,962
Income tax expense	(4,770)	(5,245)	(4,617)
Minority interest in income of consolidated subsidiaries	(1,329)	(1,438)	(1,087)
Income from continuing operations	9,435	4,463	5,258
Loss from discontinued operations (net of income tax expense of $162 and $2,351 in 2004 and 2003, respectively)	—	(1,230)	(1,969)
Net income	9,435	3,233	3,289
Less preferred stock accretion	—	(1,275)	(457)
Income available to common stockholders	$9,435	$1,958	$2,832

Net income	$9,435	$3,233	$3,289
Unrealized gain on interest rate swaps, net of taxes and minority interest totaling $129 and $65 in 2005 and 2004, respectively	135	59	—
Comprehensive income	$9,570	$3,292	$3,289

Basic earnings per common share:
Earnings from continuing operations	$1.40	$0.49	$0.74
Loss from discontinued operations	—	(0.19)	(0.31)
Basic earnings per common share available to common stockholders	$1.40	$0.30	$0.43

Diluted earnings per common share:
Earnings from continuing operations	$1.34	$0.43	$0.68
Loss from discontinued operations	—	(0.17)	(0.31)
Diluted earnings per common share available to common stockholders	$1.34	$0.26	$0.37

Basic weighted average shares used in computation	6,725	6,451	6,451

Diluted weighted average shares used in computation	6,824	6,598	6,536

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)	Number of Shares Outstanding*	Common Stock*	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2002	6,450,967	$65	$66,127	$(35,589)	$—	$(85)	$30,518

Net income	—	—	—	3,289	—	—	3,289
Preferred Stock accretion	—	—	(457)	—	—	—	(457)
Balance, December 31, 2003	6,450,967	65	65,670	(32,300)	—	(85)	33,350

Net income	—	—	—	3,233	—	—	3,233
Preferred Stock accretion	—	—	(1,275)	—	—	—	(1,275)

Change in fair value of derivatives	—	—	—	—	59	—	59
Balance, December 31, 2004	6,450,967	65	64,395	(29,067)	59	(85)	35,367

Net income	—	—	—	9,435	—	—	9,435
Unearned compensation	—	—	180	—	—	—	180
Stock option exercises	320,000	3	2,240	—	—	—	2,243
Tax benefit from exercise of employee stock options	—	—	195	—	—	—	195

Change in fair value of derivatives	—	—	—	—	135	—	135
Balance, December 31, 2005	6,770,967	$68	$67,010	$(19,632)	$194	$(85)	$47,555

*Includes both Common Stock and Class A Common Stock

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2005	2004	2003
		Revised	Revised
Cash flows from operating activities:
Net income	$9,435	$3,233	$3,289
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	280	779	473
Stock-based compensation	180	—	—
Amortization	2,548	1,774	811
Depreciation	2,437	2,006	1,640
Amortization of deferred financing costs	189	951	256
Minority interest in income of consolidated subsidiaries	1,329	1,438	1,087
Allowances for doubtful accounts receivable and uncollectible recoverable costs	361	800	713
Unrealized gain on derivative	(261)	(401)	(245)
Benefit from reversal of tax reserves	(1,684)	—	—
Net loss on disposal of discontinued operations	—	2,412	—
Write-off of deferred tax asset of discontinued operation	—	—	2,402
Other	—	—	144
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,241)	(3,191)	(3,301)
Decrease (increase) in recoverable costs	656	(774)	(396)
(Increase) decrease in other assets	(1,007)	293	(537)
(Decrease) increase in unearned revenue	(329)	4,168	853
Increase in accounts payable, accrued expenses and other liabilities	923	5,326	5,238
Cash flows from operating activities of discontinued operations	—	(1,475)	838
Net cash provided by operating activities	11,816	17,339	13,265
Cash flows from investing activities:
Capital expenditures	(4,931)	(3,841)	(1,589)
Acquisitions (net of acquired cash of $1,388 in 2005 and $4,374 in 2003)	(15,432)	(1,801)	(26,295)
Purchase of minority interest	(3,341)	—	—
Net proceeds from sale of discontinued operation (Pumpkin)	—	2,764	—
Proceeds on sale of investments—Octagon	—	—	11,402
Net cash flow from investing activities of discontinued operations	—	(143)	(240)
Proceeds on sale of Texas land	—	—	107
Net cash used in investing activities	(23,704)	(3,021)	(16,615)

Cash flows from financing activities:
Proceeds from long-term borrowings (net of deferred financing costs of $141 and $711 in 2005 and 2004, respectively)	41,359	29,289	18,975
Repayments of long-term borrowings and capital leases	(32,004)	(39,960)	(6,156)
Dividends paid to minority interest	(53)	—	—
Redemption of Preferred Stock	—	(5,000)	—
Proceeds from exercise of stock options	2,243	—	—
Tax benefit of stock option exercises	195	—	—
Cash payment to settle Possible Dreams bankruptcy	—	(442)	—
Cash flows from financing activities of discontinued operations	—	2,638	(78)
Proceeds from lines of credit	20,585	16,507	28,051
Repayment of lines of credit	(20,585)	(16,507)	(28,938)
Net cash provided by (used in) financing activities	11,740	(13,475)	11,854
(Decrease) increase in cash and cash equivalents	(148)	843	8,504
Cash and cash equivalents, beginning of year	12,488	11,645	3,141
Cash and cash equivalents, end of year	$12,340	$12,488	$11,645
Interest paid	$2,303	$3,504	$1,926
Income taxes paid	$6,734	$4,343	$709

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(in thousands, except share and per share amounts, unless otherwise noted)

1.                                      Organization and Description of Business

Security Capital Corporation (“Security Capital”, “Company”, “we”, “us” and “our”) operates as a holding company that actively participates in the management of its subsidiaries. At December 31, 2005, we operated two subsidiaries, WC Holdings, Inc. (“WC”) and Primrose Holdings, Inc. (“Primrose”). WC is a majority-owned subsidiary that provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance. As a result of certain transactions that occurred during 2005, our ownership interest in WC increased from 80% to 84.4% (see Note 11). WC’s activities are primarily centered in Ohio, California, Virginia, Maryland, Texas, Michigan, Florida, Washington, Minnesota and New York. Primrose is a 98.5%-owned subsidiary involved in the franchising of educational-based childcare services, with related activities in real estate consulting and site selection services. At December 31, 2005, Primrose schools were located in the Southeast, Southwest and Midwest. On February 10, 2006, the Company signed a definitive agreement for the sale of Primrose (see Note 17).

We had two reportable operating segments at December 31, 2005. The Employer Cost Containment and Health Services segment consists of WC, and the Educational Services segment consists of Primrose. See Note 4 for further details regarding our reportable operating segments.

In recent years, the Company has sought to strengthen these two valuable businesses, while at the same time shedding unneeded and unprofitable businesses. Discontinued operations in 2004 and 2003 consisted of the Company’s Seasonal Products segment. This segment consisted of our 100% ownership interest in Pumpkin Masters Holdings, Inc. (“Pumpkin”) and our 75% ownership interest in P.D. Holdings, Inc. (“Possible Dreams”). In October 2004, we consummated the sale of substantially all of the assets of Pumpkin, and in November 2004, we entered into an agreement with the bankruptcy Trustee for Possible Dreams to resolve all outstanding claims against the Company.

In June 2005, we announced that the Company’s Board of Directors, upon the recommendation of a Special Committee of the Board formed in January 2004 to explore strategic alternatives to maximize stockholder value and provide an opportunity for liquidity to our public stockholders, determined to pursue a formal sale process to seek the highest price reasonably attainable for the Company. As a part of that process, the Company has solicited offers both for the entire Company and for our Primrose and WC businesses separately. At December 31, 2005, that process was ongoing. For developments subsequent to that date, see Note 17.

2.                                      Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Security Capital and its majority-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances have been eliminated in consolidation. The consolidated statements include 100% of the assets and liabilities of the Company’s subsidiaries, and the ownership interests of the minority investors in the subsidiaries are recorded as minority interests.

Revisions and Reclassifications

The Company has revised its 2004 and 2003 consolidated statements of cash flows as a result of recent guidance provided by the Securities and Exchange Commission staff regarding the reporting of cash flows from discontinued operations. We had previously disclosed cash flows from operating, investing and financing activities of discontinued operations on a combined basis. To comply with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, we have revised our consolidated statements of cash flows for 2004 and 2003 to report separately the cash flows from operating, investing and financing activities of discontinued operations.

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include an allowance for doubtful accounts and uncollectible recoverable costs, the amount of employee related health care costs incurred but not reported, reserves for potential loss contingencies, our ability to utilize future tax benefits, the estimates and assumptions inherent in our goodwill impairment testing procedures, the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, the determination of the economic lives of intangible assets, and the estimates inherent in the determination of the fair value of share-based awards.

Revenue Recognition

Revenues for the Employer Cost Containment and Health Services segment are derived from third-party administrator services, self-insured plan administrator services, consulting services, group rating services, and managed care administration services. Revenues are recorded based on the terms and duration of the related contracts. Revenues from managed care administration services with the Ohio Bureau of Workers’ Compensation (the “OBWC”) are recognized on a monthly basis based on the contracted administrative fee. Certain contracts also provide for an incentive or bonus award based on the attainment of certain criteria stipulated in the contracts. Revenues from incentive or bonus awards are recognized when they are earned and collectibility is reasonably assured. Cash received in advance of the services being provided is initially deferred and recognized as revenue on a pro rata basis over the related contract period, which typically ranges between three and 12 months.

Revenues from the Educational Services segment are composed of royalties, franchise fees, assignment and real estate services fees, transfer fees, forfeiture fees and tuition fees. Royalties are received from franchisees based on a percentage of a school’s monthly revenue. Royalty revenue is recorded in the month earned and typically collected in the subsequent month. Franchise fees are received from a franchisee upon the signing of a franchise agreement. These fees are initially deferred and recognized as revenue when the school receives its certificate of occupancy. Assignment and real estate services include site identification and evaluation, preparation for the construction of the franchisee’s Primrose school and consulting services provided to the franchisee during the construction of the school related to architectural and engineering design. Additionally, assignment and real estate services may include coordination with third-party professional service providers to (i) prepare environmental and soil studies; (ii) prepare the applications for all required building and zoning permits and assist with any follow-up procedures necessary to obtain all required permits; (iii) obtain a title commitment for the land site; and (iv) ensure that the franchisee’s lender has all relevant documentation necessary for the franchisee to purchase the land for its Primrose school. Third–party fees are not included in our revenues. A majority of the assignment and real estate services fees is received from a franchisee upon the signing of a franchise agreement, and the remaining fee is received upon the closing of the purchase of the property by the franchisee (the “Closing”). All fees for assignment and real estate services received prior to the Closing are initially deferred. A portion of the assignment and real estate services fees is recognized at the time of the Closing, and the remaining portion is recognized when the school receives its certificate of occupancy.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. At times, cash and cash equivalents may exceed federally insured limits.

Restricted Cash

Restricted cash includes amounts collected from franchisees for advertising and marketing costs. The agreements with franchisees allow Primrose to collect up to 2% of the franchisees’ monthly gross revenue for advertising and development costs. The amounts received are held in a restricted account and Primrose is obligated to spend the funds in accordance with terms of the franchisee agreements. A corresponding liability has been recorded in accrued expenses and other liabilities.

Allowance for Doubtful Accounts and Uncollectible Recoverable Costs

Our receivables are composed primarily of amounts due for contract services provided by WC and royalty payments due to Primrose from franchisees. Primrose also incurs third-party professional services costs on behalf of franchisees for assignment and real estate services. These costs are recorded as recoverable costs and are collected from the franchisee upon the Closing. We consider an account to be delinquent when the customer fails to make payment within the timeframe specified in the applicable sales contract or invoice. We establish an allowance for doubtful accounts and for potentially uncollectible recoverable costs based on a review of the current status of the receivable, customer or franchisee credit evaluations, collection history and other pertinent information. Receivables are generally not collateralized.

A summary of the changes in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Balance at beginning of year	$1,115	$807	$458
Provisions	286	602	610
Deductions	(417)	(294)	(261)
Balance at end of year	$984	$1,115	$807

A summary of the changes in the allowance for uncollectible recoverable costs for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Balance at beginning of year	$336	$192	$200
Provisions	75	198	103
Deductions	(237)	(54)	(111)
Balance at end of year	$174	$336	$192

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful life of the assets using the straight-line method. Estimated useful lives are three to five years for computer equipment and software and three to seven years for furniture and fixtures. Leasehold improvements are depreciated over the shorter of the estimated life of the improvement or the lease term. Property and equipment, net of accumulated depreciation, at December 31, 2005 and 2004 were as follows:

	2005	2004
Computer equipment and software	$10,578	$7,866
Furniture and fixtures	5,003	3,481
Leasehold improvements	1,700	1,391
Gross cost	17,281	12,738
Less accumulated depreciation	(8,690)	(6,702)
Net cost	$8,591	$6,036

Goodwill and Intangible Assets

Acquisitions are accounted for under the “purchase method,” whereby acquired tangible and intangible assets and assumed liabilities are recorded at fair value. The determination of fair value of tangible and intangible assets and their respective useful lives requires management to make certain estimates, judgments and assumptions. We determine fair value based on a variety of different methods, including, but not limited to, reference to quoted market prices, discounted cash flow projections, reference to relevant market data, replacement cost analysis and independent third-party valuations. Determining the estimated useful life of intangible assets is dependent upon an evaluation of numerous factors, such as the competitive environment, our market share and our ability to maintain that market share in the future, any legal, regulatory or contractual provisions that limit, or could limit, the assets’ life and the expected macroeconomic environment and its impact on the industries in which we operate. Intangible assets are amortized over their estimated useful life.

The excess of the fair value of assets acquired and liabilities assumed over the acquisition cost is allocated to goodwill. Goodwill is not amortized; however, it is subject to annual impairment testing. To test goodwill for impairment, the carrying amount of the net assets of each “reporting unit” is compared to the fair value of the reporting unit. If the fair value of the reporting unit is greater than the carrying amount, no additional testing is required. However, if the fair value of the reporting unit is less than its carrying amount, then the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit, including an amount for any “implied” goodwill. If implied goodwill exceeds the net carrying amount of goodwill, no impairment loss is recorded. Otherwise, an impairment loss is recognized for the difference.

Fair value is defined as the amount at which an asset can be purchased in a current transaction between willing parties, other than in a forced liquidation sale. As a result of the offers received as part of the ongoing formal sale process for Primrose and the balance of the Company, management determined that at December 31, 2005, the fair value of the reporting units exceeded their carrying value and that further impairment testing was not required.

At December 31, 2004 and 2003, we determined the fair value of each reporting unit using a discounted cash flow approach. This approach required management to make assumptions and estimates of future cash flows of the reporting unit, the appropriate discount rate and a terminal value of the reporting unit. The discount rate used for each reporting unit was determined by assessing the appropriate risk level of the cash flows of the respective reporting unit and adjusting the risk-free rate by a factor dependent upon this risk assessment. The terminal period cash flow of the respective reporting units was based upon assigning a multiple of earnings before income taxes, depreciation and amortization (“EBITDA”) consistent with companies of similar size and industry in which each of the units operates. The results of our approach indicated that the fair value of the Company’s reporting units exceeded their carrying value. Accordingly, no impairment charges were recognized in 2004 and 2003.

Impairment of Long-lived Assets, Other Than Goodwill

We review long-lived assets, including intangible assets, for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires companies to test long-lived assets when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the carrying value of an asset and its fair value, which is generally determined by the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposal of the asset in question. If the fair value is less than the asset’s carrying value, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Based on our review and analysis conducted during the applicable periods, we have not recognized any impairment losses on long-lived assets, including intangible assets, during each of the three years ended December 31, 2005, 2004 and 2003.

Financial Instruments

Financial instruments include cash and cash equivalents, restricted cash, receivables, accounts payable, long-term debt and interest rate swaps. The carrying value of cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value due to the short-term nature of these items. Long-term debt, including the current portion, bears interest at current market rates and, accordingly, its carrying value approximates fair value. The fair value of interest rate swaps is obtained from a major financial institution based on current market prices of similar instruments. This value represents the estimated amount the Company would receive or pay to terminate the agreement.

Advertising Costs

Advertising costs are expensed when incurred and aggregated $229, $172 and $211 for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Options

Effective July 1, 2005 (the “Effective Date”), the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), to account for share-based awards. SFAS 123R is a revision to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We adopted the provisions of SFAS 123R using the modified prospective application. Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the Effective Date. Additionally, compensation cost for the unvested portion of awards outstanding as of the Effective Date is recognized as the requisite service is rendered after the Effective Date. Share-based compensation expense recognized in 2005 was $180 ($172 after taxes and minority interest), and is reflected as selling, general and administrative expense in the 2005 consolidated statement of income.

Under SFAS 123R, share-based awards result in a cost measured at fair value on the awards’ grant dates. Share-based awards are currently limited to stock options granted to employees and non-employee directors. We determine the fair value of stock options using the Black-Scholes option pricing model. The Black Scholes option pricing model requires the input of highly subjective assumptions, including the expected life of the option and expected volatility of the underlying security. The expected life of the option is the length of time the option holder is expected to hold the options. When estimating the expected life of an option, management will consider, among other things, the level of the employee receiving the option and the historical exercise behavior of option holders. The expected life of an option is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects the movement in our stock price over the most recent historical period equivalent to the expected life. The dividend yield represents the dividend the Company expects to pay over the expected life.

The fair value of the estimated number of awards expected to vest is recognized ratably through earnings over the requisite service period, which is generally the vesting period. Because less than 20% of our common stock is held by the general public, daily trading volume of our shares tends to be minimal and thus the market for our common stock may not be as liquid as the market for more widely-held shares. Accordingly, in management’s opinion, the Black-Scholes option pricing model may not necessarily provide a reliable single measure of the fair value of options granted.

Prior to July 1, 2005, we applied the intrinsic value method in measuring stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, when the exercise price of the Company’s stock options equaled the market value of the underlying stock on the date of the grant, no compensation expense was recognized.

See Note 12 for additional information.

Income Tax Expense and Accruals

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, whereby deferred taxes are recognized based on the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities, using presently enacted rates. Certain judgment is required in determining our annual effective tax rate and in evaluating our tax positions. While we believe that our tax return positions are fully supportable, we expect that certain positions could be challenged and that we may not be able to successfully defend our positions. Accordingly, we establish certain reserves, including interest, for these items. We adjust these reserves in light of changing facts and circumstances. See Note 13 for additional information.

Earnings Per Common Share

Basic earnings per common share (“EPS”) are derived by dividing income available to common stockholders by the weighted average shares outstanding. Diluted EPS assumes the dilution from the potential exercise of employee stock options in Company stock and in stock of subsidiary companies. The assumed exercise of stock options of subsidiary companies has the effect of reducing our earnings (“diluted earnings”) since our overall ownership interest in the subsidiary companies, and thus our share of the net income of the subsidiaries, would be reduced. Diluted EPS are derived by dividing the applicable diluted earnings by the weighted average shares outstanding plus the dilutive effect of common stock equivalents. See Note 14 for a detailed computation of EPS.

3.                                      Acquisitions

On March 31, 2005, the Company, through its indirect, majority-owned subsidiary, Octagon Risk Services, Inc. (“Octagon”), acquired 100% of the outstanding capital stock of Managed Care Holdings Corporation (“MCHC”) and its wholly owned subsidiary, Caronia Corporation (“Caronia”), for $16,000, plus $962 of transaction costs. Caronia provides third-party professional medical liability claims administration and risk management services to hospitals and healthcare systems, physician and paraprofessional groups, nursing homes, rehabilitation centers and clinics. Caronia is based in Melville, New York and services clients through 40 locations nationwide. Upon the consummation of the transaction, Caronia became part of our Employer Cost Containment and Health Services operating segment.

The cost to acquire Caronia was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values, and any excess was allocated to goodwill. The purchase price allocation was as follows:

Total purchase price	$16,000
Transaction costs	962
Total purchase price to allocate	$16,962

Allocation of Purchase Price
Cash	$1,388
Accounts receivable, net	1,315
Fixed assets, net	66
Customer list	5,200
Trade name	3,000
Goodwill	13,516
Deferred financing costs	141
Unearned revenue	(4,302)
Deferred tax liability	(3,362)
Total	$16,962

The following unaudited selected financial data present the pro forma combined results of the Company and Caronia for the years ended December 31, 2005 and 2004 as if the Caronia acquisition had taken place on January 1, 2004. The pro forma amounts give effect to the amortization of intangibles, increased interest expense and the related income tax and minority interest effects. This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future. The results of Caronia are reflected in our consolidated statements of income as of the acquisition date.

	Year Ended December 31,
	2005	2004
Revenues	$159,028	$148,471
Net income from continuing operations	9,485	5,764
Income from continuing operations available to common stockholders	9,485	4,489

Basic earnings per common share	$1.41	$0.70
Diluted earnings per common share	$1.35	$0.62

During 2004, WC acquired 100% of the stock of Integrated Claims Strategies (“ICS”) for $800, plus $17 of transaction costs and 100% of the stock of KRAMMCO, Inc. for $975, plus $9 of transaction costs. ICS provides insurance claims processing and administration services in the Tampa, Florida area. KRAMMCO, Inc. is a management company whose sole asset is a management contract with the North American Employer’s Council, Inc. (“NAEC”), an Ohio not-for-profit corporation. NAEC is an Ohio association that provides association members with, among other value-added services, an Ohio group rating sponsor. The allocation of the purchase prices were as follows:

	ICS	KRAMMCO

Total purchase price	$800	$975
Transaction costs	17	9
Total purchase price to allocate	$817	$984

	ICS	KRAMMCO

Allocation of Purchase Price
Accounts receivable	$95	$—
Customer list	—	984
Goodwill	997	406
Current liabilities	(275)	—
Deferred tax liability	—	(406)
Total	$817	$984

In October 2003, WC, through its subsidiary, CMI, acquired all of the outstanding shares of Octagon for $30,000, plus $914 of transaction costs. Octagon, based in Oakland, California, provides workers’ compensation and professional liability claims administration and consulting services primarily in the western United States, including California. The purchase price allocation was as follows:

Total purchase price	$30,000
Transaction costs	914
Total purchase price to allocate	$30,914

Allocation of Purchase Price
Cash	$4,374
Investments	11,653
Customer lists	3,245
Deferred tax assets	8,068
Other assets	6,273
Goodwill	7,976
Unearned revenue	(6,026)
Accrued liabilities	(4,649)
Total	$30,914

The following unaudited selected financial data presents the pro forma combined results of the Company and Octagon for the year ended December 31, 2003 as if the Octagon acquisition had taken place on January 1, 2003. The pro forma amounts give effect to the amortization of intangibles, increased interest expense and the related income tax and minority interest effects. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during that period and is not indicative of results that may be obtained in the future. The results of Octagon were reflected in our consolidated statements of income as of the acquisition date.

Revenues	$120,811
Net income from continuing operations	2,594
Income from continuing operations available to common stockholders	2,137

Basic earnings per common share	$0.63
Diluted earnings per common share from continuing operations	$0.58

4.                                      Segment Disclosure

Management evaluates the performance of its segments based upon segment income, defined as earnings before interest, taxes, depreciation, amortization, minority interests, corporate expenses and management fee, other income or expense and income/loss from discontinued operations. Segment income is used to evaluate performance because management believes this is the best financial indicator of value and of our ability to incur and service debt and to generate operating cash flows. It is also one method by which we evaluate and value potential acquisition opportunities and by which we value our current subsidiaries. Segment income is not a substitute for operating income or cash flows from operating activities determined in accordance with GAAP.

	Years Ended December 31,
	2005	2004	2003

Revenues from external customers:
Employer cost containment and health services	$140,786	$121,335	$84,598
Educational services	14,525	11,605	9,834
Total revenues	$155,311	$132,940	$94,432

Segment income:
Employer cost containment and health services	$19,824	$17,327	$12,891
Educational services	7,278	5,625	4,566
Total segment income	27,102	22,952	17,457

Reconciliation of segment income to net income:
Depreciation and amortization	(4,984)	(3,780)	(2,451)
Interest expense	(2,607)	(4,351)	(1,565)
Income tax expense	(4,770)	(5,245)	(4,617)
Minority interests	(1,329)	(1,438)	(1,087)
Corporate expenses and management fee	(4,036)	(4,327)	(2,662)
Other income	59	652	185
Loss from discontinued operations	—	(1,230)	(1,969)
Net income	$9,435	$3,233	$3,289

	December 31,
	2005	2004
Segment assets:
Employer cost containment and health services	$109,393	$84,486
Educational services	27,933	28,458
Total segment amounts	137,326	112,944
Corporate and other	4,448	3,691
Total assets	$141,774	$116,635

Our Employer Cost Containment and Health Services segment has two customers that individually account for more than 10% of consolidated revenues and accounts receivable. One customer accounted for approximately 19%, 22%, and 29% of total consolidated revenues for 2005, 2004 and 2003, respectively, and 15% and 19% of consolidated accounts receivable at December 31, 2005 and 2004, respectively. The current contract with this customer is scheduled to expire in December 2006. CMI considers its relationship with this customer to be good, and while this contract has historically been renewed, no assurances can be given that this contract will be renewed. The other customer accounted for approximately 11% and 12% of consolidated revenues, and 17% and 22% of consolidated accounts receivable, for 2005 and 2004, respectively. This contract was acquired in late 2003 and was not significant to 2003 consolidated revenues. The contract with this customer expires June 30, 2007. The loss of either of these contracts could have a material adverse effect on the financial condition, results of operations and cash flows of our Employer Cost Containment and Health Services segment and the Company.

5.                                      Goodwill and Intangible Assets

The changes in the carrying amount of goodwill at December 31, 2004 and 2005 were as follows:

	Employer Cost Containment and Health Services	Educational Services	Total

Balance at January 1, 2004	$42,454	$16,830	$59,284
Additions	1,767	—	1,767
Deductions	(2,010)	—	(2,010)

Balance at December 31, 2004	42,211	16,830	59,041
Additions	13,516	—	13,516

Balance at December 31, 2005	$55,727	$16,830	$72,557

Additions to goodwill in 2004 included $406 from the acquisition of KRAMMCO, Inc., $997 from the acquisition of ICS and a purchase price adjustment of $364 relating to the prior acquisition of Barron Risk Management Services. Deductions represent net purchase price adjustments related to the 2003 acquisition of Octagon. Additions to goodwill in 2005 resulted from the acquisition of Caronia.

The Company’s intangible assets consist primarily of franchise agreements, customer lists, proprietary curriculum, trademarks and non-compete agreements with former executives of WC. Amortization expense is provided over the estimated useful life of the asset using the straight-line method. Estimated useful lives are 21 years for franchise agreements, five to seven years for customer lists, ten years for proprietary curriculum, 15 years for trademarks and three years for non-compete agreements. The weighted average amortization period of intangible assets as of December 31, 2005 and 2004 was 12.4 years and 13.7 years, respectively. The gross carrying value and accumulated amortization for intangible assets at December 31, 2005 and 2004 were as follows:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Franchise agreements	$8,750	$2,804	$8,750	$2,386
Customer lists	12,862	3,520	7,662	1,741
Proprietary curriculum	393	203	389	160
Trademarks	3,083	341	82	33
Non-compete agreements	317	—	—	—
Total intangible assets	$25,405	$6,868	$16,883	$4,320
Net intangible assets		$18,537		$12,563

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $2,548, $1,774 and $811, respectively. The estimated future amortization expense for the above intangible assets is as follows:

2006	$2,827
2007	$2,826
2008	$2,549
2009	$1,552
2010	$1,400

6.                                      Discontinued Operations

Discontinued operations included the results of Pumpkin and Possible Dreams. Pumpkin was a wholly owned subsidiary engaged in the business of designing and distributing Halloween-oriented pumpkin carving kits and related accessories throughout the United States and in Canada. During the fourth quarter of 2003, we committed to a plan to sell the operations of Pumpkin, and in October 2004, we sold substantially all of the assets of Pumpkin for $8,741, which included an additional working capital payment of $1,741. A net loss of $3,928 was recognized on the sale and included in the loss from discontinued operations reported in the consolidated statement of income for the year ended December 31, 2004.

Possible Dreams was a 75%-owned subsidiary that formerly operated as a designer, importer and distributor of giftware and collectible figurines. In October 2003, Possible Dreams filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. In November 2004, we settled all outstanding claims against the Company with the bankruptcy Trustee for $442. An after-tax gain of $1,516 was recognized from the settlement and included in the loss from discontinued operations reported in the consolidated statement of income for the year ended December 31, 2004.

Revenues from discontinued operations were $10,500 and $21,600 for the years ended December 31, 2004 and 2003, respectively.

7.                                      Long-term Debt

At December 31, 2005 and 2004, debt consisted of the following:

	2005	2004
WC Term Loans	$34,425	$24,929
Less: current portion	9,674	5,970
Long-term debt	$24,751	$18,959

On March 31, 2005, WC entered into a Second Amended and Restated Loan Agreement (the “Credit Agreement”). The Credit Agreement provided WC with a $40,500 five-year, fully-amortizing term loan (the “WC Term Loan”) and an $8,000 revolving line of credit (the “WC Revolver”). The WC Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option, and borrowings under the WC Revolver bear interest at LIBOR plus 2.0% or Prime minus 0.5%, at the Company’s option. The WC Term Loan requires monthly principal payments of $675. The WC Term Loan also requires that an additional principal payment (the “Accelerated Payment”) be made based on the annual earnings, as defined, of WC. The Accelerated Payment based on the 2005 earnings of WC is $1,574 and is due on April 30, 2006. The proceeds of the WC Term Loan were used to fund the Caronia acquisition and repay then outstanding debt under the WC Holdings Senior Term Loan (the “Prior WC Term Loan”).

Borrowings under the Prior WC Term Loan bore interest at Prime minus 0.5% or one-month LIBOR plus 1.75%, at the Company’s option. WC also maintained an $8,000 revolving line of credit (the “Prior WC Revolver”). Borrowings under the Prior WC Revolver bore interest at LIBOR plus 1.75%. The Prior WC Revolver was replaced by the WC Revolver.

On September 15, 2005, Primrose entered into the Fifth Amendment to Loan Agreement (the “Amendment”). The Amendment provided Primrose with a $1,000 five-year loan (the “Primrose Term Loan”) and extended the maturity of the $1,000 revolving line of credit (the “Primrose Revolver”) until December 31, 2006. The proceeds from the Primrose Term Loan were used to pay a portion of a dividend to the Primrose stockholders (see Note 11). The Primrose Term Loan was repaid in full prior to December 31, 2005. Borrowings under the Primrose Revolver bear interest at LIBOR plus 2.0% or Prime, at the Company’s option.

In January 2004, the Company issued a $30,000 Senior Subordinated Promissory Note (the “Note”), due September 30, 2008  The initial interest rate on the Note was 10% per annum, but was scheduled to increase to 16% on September 30, 2004. Because of the availability of less expensive financing alternatives, the Note was prepaid without penalty prior to September 30, 2004.

At December 31, 2005 and 2004, there were no amounts outstanding under the WC Revolver, the Prior WC

Revolver, or the Primrose Revolver. WC had outstanding letters of credit aggregating $1,250 at December 31, 2005 and 2004. These letters of credit reduce the available borrowing amount under the WC Revolver on a dollar-for-dollar basis. Accordingly, WC could have borrowed up to a maximum of $6,750 under the WC Revolver or Prior WC Revolver at December 31, 2005 and 2004. The weighted average borrowing rate of debt at December 31, 2005 and 2004 was 6.5% and 5.9% respectively.

The WC Term Loan, the Primrose Term Loan, the WC Revolver and the Primrose Revolver each contains restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio. Borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the shares of subsidiary stock owned by the Company. The Credit Agreement also contains provisions that require WC to provide monthly financial statements and audited annual financial statements to the lender. Management believes that the Company is currently in compliance with all of these requirements.

Scheduled maturities at December 31, 2005 of long-term debt for the next five years were as follows:

2006	$9,674
2007	$8,100
2008	$8,100
2009	$8,100
2010	$451

8.                                      Derivative Financial Instruments

Our use of derivative financial instruments is currently limited to interest rate swap agreements utilized to mitigate exposure to changes in interest rates on variable rate debt. We do not use derivatives for trading or speculative purposes.

In December 2000, WC entered into an interest rate swap agreement with a notional value of $8,500, which effectively converted $8,500 of variable rate debt to fixed rate debt. Under the terms of the swap, WC paid a fixed rate of 5.85% and received a variable rate based on one-month LIBOR. The swap was not designated as a hedge for financial accounting purposes; therefore, changes in its fair value were recorded through earnings. This swap expired December 22, 2005 and management decided not to replace the swap.

In February 2004, WC entered into an interest rate swap agreement with a notional value of $10,000, which effectively converts $10,000 of variable rate debt to fixed rate debt. Under the terms of this swap agreement, WC pays a fixed rate of 3.44% and receives a variable rate based on one-month LIBOR. This swap has been designated as a cash flow hedge for financial accounting purposes and, to the extent the swap provides an effective hedge, changes in the fair value of the swap are recorded in other comprehensive income, a component of stockholders’ equity. To the extent the swap does not provide an effective hedge, changes in the fair value of the swap are recorded in other expense. There was no ineffectiveness recorded through earnings for the 12 months ended December 31, 2005 or 2004. The interest rate swap expires in 2009.

Changes in the fair value of the interest rate swaps were as follows:

	For the Year Ended December 31,
	2005	2004	2003
Fair market value at beginning of the year	$(202)	$(662)	$(907)
Gain recorded through earnings	261	401	245
Change in fair value recorded through stockholders’ equity	135	59	—
Fair market value at end of the year	$194	$(202)	$(662)

The fair value of derivatives at December 31, 2005 is recorded as other assets, and the fair value of derivatives at December 31, 2004 is recorded as other long-term obligations, in the consolidated balance sheets.

The outstanding interest rate swap exposes us to credit risk in the event that the counterparty to the agreement does not or cannot meet its obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparty to the swap is a major financial institution, which we expect to fully perform under the terms thereof.

9.                                      Redeemable Convertible Preferred Stock

During 2004 and 2003, we had issued 500,000 shares of Redeemable Convertible Preferred Stock (the “Preferred Stock”), with a stated redemption value of $10 per share. The Preferred Stock was convertible into Class A Common Stock on a 1:1 basis. The Preferred Stock was redeemable at the option of the stockholder upon the occurrence of certain events or on April 6, 2006. On November 10, 2004, we redeemed all shares of Preferred Stock for $5,000, or $10 per share.

The difference between the carrying value of the Preferred Stock and the redemption value was accreted using the interest method over the remaining estimated period to redemption. Preferred Stock accretion of $1,275 and $457 was recognized in 2004 and 2003, respectively. Additional accretion was recorded in 2004 to accrete the carrying value of the Preferred Stock to its redemption value.

The Company had 2,500,000 shares of authorized preferred shares, $0.01 par value, available for issuance at December 31, 2005.

10.                               Stockholders’ Equity

The authorized common stock of the Company consists of Common Stock and Class A Common Stock. The Class A Common Stock shares are identical in rights to the Common Stock shares, except that, with certain exceptions, transfer of shares of the Class A Common stock is prohibited to a person who is, or would thereby become, a holder of 4.75% or more of the fair market value of the Common Stock and the Class A Common Stock. The Company has not paid any dividends to common stockholders during the last five years. Certain financing arrangements limit the ability of our subsidiaries to pay dividends to Security Capital, thus limiting our ability to pay dividends to our stockholders.

11.                               Minority Interests

The minority stockholders of WC (with an aggregate ownership interest of 15.6%) and Primrose (with an aggregate ownership interest of 1.5%) have entered into agreements with the Company providing for restrictions on the transfer of such shares, and other related share restrictions. See Note 17 for information with respect to the agreement to sell Primrose.

In September 2005, Primrose paid a dividend of $3,453 to its stockholders. As the 98.5% stockholder of Primrose, we received $3,400 of the dividend and the 1.5% minority stockholders in Primrose received $53. We used the proceeds from the dividend to purchase shares of WC held by minority stockholders in WC as described below.

Prior to September 16, 2005, the minority stockholders of WC had an aggregate ownership interest of 20%. On September 16, 2005, we acquired 979.88 shares of WC stock directly from the minority stockholders of WC for total cash consideration of $3,341. Also on September 16, 2005, certain option holders of WC exercised options to purchase shares of WC. As a result of the exercise of these options, an additional 408.41 shares of WC were issued to WC minority stockholders for aggregate cash consideration of $283. The resulting net decrease of 571.47 shares of WC held by the minority stockholders of WC reduced their ownership interest from an aggregate 20% to 15.6%. Also on September 16, 2005, WC settled for cash options to purchase 277 shares of WC for an aggregate of $720.

12.                               Long-Term Incentive Plans

We maintain a stockholder-approved stock incentive plan (the “Incentive Plan”), whereby up to 966,346 shares of our Class A Common Stock may be granted to certain employees and non-employee directors. Eligible employees and non-employee directors may receive stock options, stock appreciation rights, limited stock appreciation rights in tandem with stock options, restricted stock, deferred stock and stock granted as a bonus or in lieu of other awards (collectively, “Awards”). Awards are currently limited to stock options granted to employees and non-employee directors. The Board of Directors administers the Incentive Plan and has full authority to, among other things, select participants to whom Awards will be granted, determine the type and number of Awards to be granted, the exercise price of the Awards and all other relevant provisions, including, but not limited to forfeiture, vesting, restrictions on exercises, and transferability of the Awards. Stock options are typically granted at the fair market value of our Class A

Common Stock on the date of the grant, vest ratably over a three- to five-year period and expire 10 years from the date of grant. The Company will generally issue new shares to satisfy a stock option exercise. At December 31, 2005, the Company had 58,836 shares of Class A Common Stock reserved for future Awards.

A summary of stock option activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Shares	Weighted average exercise price	Weighted average grant date fair value

Awards outstanding, January 1, 2003	834,000	$7.88	$3.86
Granted	15,000	8.00	3.20
Awards outstanding, January 1, 2004	849,000	7.88	3.85
Granted	24,000	10.00	4.03
Cancelled	(30,000)	9.43	3.98
Awards outstanding, January 1, 2005	843,000	7.89	3.85
Granted	64,510	9.83	4.09
Exercised	(320,000)	6.13	3.32
Awards outstanding, December 31, 2005	587,510	$9.06	$4.16

The fair values of options granted in 2005, 2004 and 2003 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	4.0%	3.8%	3.2%
Dividend yield	0%	0%	0%
Volatility	31.1%	30.0%	22.8%
Expected life	7 years	7 years	10 years

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Range of grant prices	Shares	Weighted average remaining contractual life (in years)	Weighted average grant price per share	Shares	Weighted average grant price per share

$6.13 - $6.13	205,000	4.5	$6.13	205,000	$6.13
$9.65 - $10.31	136,510	8.0	9.91	64,000	9.99
$10.85 - $12.69	246,000	5.6	11.03	201,600	11.07
Total	587,510	5.8	$9.06	470,600	$8.77

At December 31, 2005, the intrinsic value (based on the stock price of $14.50) of options outstanding and exercisable was $3,197 and $2,698, respectively. The intrinsic value of stock options exercised during 2005 was $722.

Information regarding unvested stock options at December 31, 2005 and 2004 is as follow:

	Shares	Weighted average exercise price	Weighted average grant date fair value

Unvested stock options at December 31, 2004	205,000	$8.47	$4.00
Granted during the year	64,510	9.83	4.09
Vested during the year	(152,600)	7.70	3.78
Unvested stock options at December 31, 2005	116,910	$10.23	$4.34

Unrecognized share-based compensation expense related to unvested options at December 31, 2005 is $407 and will be recognized as follows: $208 in 2006, $60 in 2007 and 2008, $53 in 2009 and $26 in 2010.

We also grant stock options to certain key employees of WC to purchase shares of WC. The options are granted at the fair market value of a share of WC stock, as determined by the Company’s Board. The options vest over three to eight years; however, for certain options, vesting is accelerated if certain performance objectives are obtained. All options expire 10 years from the grant date.

We also grant stock options to certain key employees of Primrose to purchase shares of Primrose. The options are granted at the fair market value of a share of Primrose stock, as determined by the Company’s Board. The options vest ratably over three to five years and expire 10 years from the grant date. For certain option grants to Primrose employees, the option holder was 100% vested with respect to 40% of the total number of stock options granted.

A summary of stock option activity for WC stock options and Primrose stock options for the years ended December 31, 2005, 2004 and 2003 is as follows:

	WC Stock Option Plan		Primrose Stock Option Plan
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Awards outstanding, January 1, 2003	1,380	$761	1,676	$500
Granted	—	—	585	702
Awards outstanding, January 1, 2004	1,380	761	2,261	552
Granted	—	—	—	—
Cancelled	(360)	694	—	—
Awards outstanding, January 1, 2005	1,020	785	2,261	552
Settled for cash	(277)	809	—	—
Exercised	(408)	694	—	—
Cancelled	(206)	694	(289)	500
Awards outstanding, December 31, 2005	129	$1,171	1,972	$560

Stock options to acquire 129 shares of WC stock at December 31, 2005 consisted of 63 options at an exercise price of $694 (of which 23 were exercisable) and 66 options at an exercise price of $1,626 (of which 16 were exercisable). There were 628 WC shares available for future option grants.

Stock options to acquire 1,972 shares of Primrose stock at December 31, 2005 consisted of 1,387 options at an exercise price of $500 (of which all are exercisable) and 585 options at an exercise price of $702 (of which 468 were exercisable). There were 628 Primrose shares available for future option grants.

Prior to adopting SFAS 123R, the Company applied the disclosure only provisions of Statement of Financial

Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transitions and Disclosure, an amendment to FASB Statement No. 123 (“SFAS 148”). The following table is presented in accordance with SFAS 148 and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R for all periods presented.

	Year ended December 31,
	2005	2004	2003
Net income, as reported	$9,435	$3,233	$3,289
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	172	—	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of related tax effects and minority interest	(479)	(590)	(860)
Pro forma net income	9,128	2,643	2,429
Preferred stock accretion	—	(1,275)	(457)
Pro forma income available to common stockholders	$9,128	$1,368	$1,972

Basic earnings per common share available to common stockholders:
As reported	$1.40	$0.30	$0.43
Pro forma	$1.36	$0.21	$0.31

Diluted earnings per common share available to common stockholders:
As reported	$1.34	$0.26	$0.37
Pro forma	$1.30	$0.17	$0.25

The Company’s subsidiaries each sponsor a defined-contribution 401(k) plan in which qualifying employees greater than 21 years of age who meet minimum service requirements may participate. Eligible employees may elect to make pre-tax contributions of up to 15% of their eligible earnings. The subsidiary companies also make matching contributions. At WC, the contribution is equal to 50% of each participant’s contribution up to 6% of eligible compensation, and at Primrose, the contribution is equal to 50% of each participant’s contribution up to 3% of eligible compensation. The aggregate matching contributions were $1,435, $1,162, and $750 for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2004, we established a deferred compensation plan for key employees of Octagon (the “Octagon Plan”). An Administrative Committee has been appointed to administer the Octagon Plan and has the authority to, among other things, determine those employees who will participate in the Octagon Plan, approve the performance goals that each participant will be measured against, determine whether those goals were achieved and the amount to be awarded to each participant. The amount each participant can be awarded is based on a percentage of their eligible compensation (as defined), but the total amount awarded to all participants cannot exceed 10% of Octagon earnings before interest, taxes, depreciation and amortization. The amounts awarded to participants vest 50% after five years and 100% after 10 years. The Octagon Plan is not required to be funded. For the years ended December 31, 2005 and 2004, we recognized expense of $300 and $322, respectively, related to the Octagon Plan.

13.          Income Taxes

The provision (benefit) for income taxes from continuing operations was as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$4,639	$2,972	$3,118
State	1,466	1,494	1,069
	6,105	4,466	4,187
Deferred:
Federal	(1,345)	600	320
State	10	179	110
	(1,335)	779	430
Income tax expense	$4,770	$5,245	$4,617

The Company’s net deferred tax asset was composed of the following:

	December 31,
	2005	2004
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$390	$586
Net operating loss carry-forwards	5,349	4,591
Accelerated depreciation and other	(4,627)	(667)
Gross deferred tax assets	1,112	4,510
Valuation allowance	(714)	(471)
Net deferred tax asset	$398	$4,039

Reconciliation to financial statements:
Current deferred tax asset	$2,592	$2,681
Non-current deferred tax asset	668	1,358
Non-current deferred tax liability	(2,862)	—
Net deferred tax asset	$398	$4,039

The valuation allowance is provided for certain state net operating losses (“NOL”).

A reconciliation of the tax provision at the Federal statutory rate to the reported tax provision is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal income taxes based on statutory rate	$5,437	$3,790	$3,727
State income taxes, net of federal benefit	930	792	756
Reversal of federal tax reserve	(1,684)	—	—
Valuation allowance	—	310	—
Other	87	353	134
Income tax expense	$4,770	$5,245	$4,617

At December 31, 2005, Octagon had NOL carryforwards for federal income tax purposes of approximately $11,011. The use of the NOL carryforwards is subject to certain limitations under Internal Revenue Code Section 382. The NOL carryforwards expire between 2018 and 2022.

The amount of goodwill deducted for tax purposes was $2,789, 2,789 and $1,818 for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately $25,000 remains to be deducted for tax purposes through 2017.

While we believe that our tax return positions are fully supportable, we expect that certain positions could be challenged and that we may not be able to successfully defend our positions. Accordingly, we establish certain reserves, including interest, for these items. We review the adequacy of these reserves periodically and make adjustments when deemed necessary. During 2005, we reversed $1,684 of such reserves as we deemed them to be no longer necessary. Remaining tax reserves at December 31, 2005 aggregated $4,948.

14.          Earnings Per Common Share

The following table shows the calculation of basic and diluted EPS:

	2005	2004	2003

Basic weighted average shares outstanding — denominator for basic EPS	6,725	6,451	6,451
Dilutive effect of stock options	99	147	85
Diluted weighted average shares outstanding — denominator for diluted EPS	6,824	6,598	6,536

Income from continuing operations	$9,435	$4,463	$5,258
Preferred Stock accretion	—	(1,275)	(457)
Income from continuing operations available to common stockholders – numerator for basic EPS from continuing operations	9,435	3,188	4,801
Loss from discontinued operations – numerator for basic EPS from discontinued operations	—	(1,230)	(1,969)
Income available to common stockholders – numerator for basic EPS	9,435	1,958	2,832

Effect of subsidiary stock options on income (1)	(259)	(269)	(395)

Basic earnings (loss) per share
Continuing operations	$1.40	$0.49	$0.74
Discontinued operations	—	(0.19)	(0.31)
Total	$1.40	$0.30	$0.43

Diluted earnings (loss) per share
Continuing operations	$1.34	$0.43	$0.68
Discontinued operations	—	(0.17)	(0.31)
Total	$1.34	$0.26	$0.37

(1)   The assumed exercise of stock options of subsidiary companies has the effect of reducing our earnings (“diluted earnings”) since our overall ownership interest in the subsidiary companies, and thus our share of the net income of the subsidiaries, would be reduced. The calculation of diluted earnings per share is based on diluted earnings.

Stock options to acquire 24,000, 318,000, and 324,000 shares of Class A Common Stock in 2005, 2004 and 2003, respectively, were excluded from the computation of diluted EPS because the effect of their assumed conversion was antidilutive. For the years ended December 31, 2004 and 2003, 500,000 shares of Preferred Stock, which were convertible into 500,000 shares of Class A Common Stock, were also excluded because the effect of their assumed conversion was antidilutive.

15.          Related-Party Transactions

The Company has an Advisory Service Agreement with Capital Partners, Inc. (“Capital Partners”), the representative of the Company’s controlling stockholder, whereby Capital Partners provides certain advisory services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. The Advisory Services Agreement was approved by the Audit Committee, the Compensation Committee and the full Board of Directors and is effective for the calendar year. It can be terminated by either the Company or Capital Partners upon at least 60 days’ prior written notice to the other. Fees are payable quarterly at the beginning of the quarter and were $1,550, in each of the years ended December 31, 2005 and 2004, and $1,400 in the year ended December 31, 2003. Fees paid to Capital Partners are generally subordinate to the rights of the lenders to the Company. The Company will also reimburse Capital Partners for certain expenses incurred and paid by Capital Partners on the Company’s behalf.

Amounts due to Capital Partners at December 31, 2005 and 2004 were not material.

The Advisory Services Agreement with Capital Partners also provides for the payment of investment banking fees to Capital Partners for acquisition opportunities presented to the Company at usual and customary rates for transactions of similar size and complexity. Capital Partners is under no obligation to present to the Company any or all acquisition candidates of which it becomes aware. Furthermore, the Company is under no obligation to utilize Capital Partners for investment banking services. The payment of an investment banking fee to Capital Partners requires the approval of the Audit Committee, the Compensation Committee and the full Board of Directors. We paid Capital Partners an investment banking fee in 2005 of $240 in connection with the Caronia acquisition and an investment banking fee in 2003 of $150 in connection with the Octagon acquisition. The investment banking fees were capitalized as part of the acquisition costs of these acquisitions.

On December 23, 2005, we entered into the Second Amended and Restated Advisory Service Agreement (the “Amended Advisory Services Agreement”) with Capital Partners. The Amended Advisory Services Agreement is effective January 1, 2006 and the annual fee remains unchanged at $1,550. Under the terms of the Amended Advisory Services Agreement, if the Company is sold prior to June 30, 2006, Capital Partners will continue to provide services under the agreement for a period of six months following the effective date of a sale. In addition, under the Amended Advisory Services Agreement, Capital Partners will provide advisory services to the Company in connection with managing the formal sale process, including in the areas of planning such sale process, selecting and evaluating potential buyers, negotiating directly or indirectly with potential buyers and consummating a sale of the Company, or if applicable, the sale of Primrose and the sale of the balance of the Company in two separate transactions. In exchange for such services, the Company will pay to Capital Partners a sale bonus of $2,000 (the “Incentive Sale Bonus”). The Incentive Sale Bonus will be increased or decreased depending on the ultimate aggregate sale proceeds obtained (the “Adjustment Amount”). In the event a sale of Primrose occurs in a separate transaction, no amount will be due. Rather, the Incentive Sale Bonus, including the Adjustment Amount, will be earned and payable upon the sale of the balance of the Company.

16.          Commitments and Contingencies

In November 2005, Mr. Robert Bossart, former Chief Executive Officer of WC and CMI, and Mr. Paul Miller, former Chief Financial Officer and General Counsel of WC and CMI (collectively, the “Former Executives”), filed a complaint against WC, CMI and certain of its subsidiaries (collectively, the “CMI Companies”). The complaint alleged that the Former Executives were wrongfully terminated by the CMI Companies. Each of the Former Executives filed a single claim for breach of his employment contract, seeking monetary damages. This matter was settled subsequent to December 31, 2005. See Note 17.

CMI is party to a complaint brought by the Cleveland Bar Association that alleged that certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law. CMI believes that its practices do not differ from those of any other Ohio workers’ compensation third-party administrator and do not constitute the unauthorized practice of law.

In May 2004, the Board of Commissioners on the Unauthorized Practice of Law (the “UPL Board”) found that the activities of CMI and its hearing representatives constituted the unauthorized practice of law; CMI appealed these findings to the Ohio Supreme Court (the “Supreme Court”). In December 2004, the Supreme Court ruled that the activities engaged in by CMI and its hearing representatives did not constitute the unauthorized practice of law. However, in its decision, the Supreme Court remanded the matter back to the UPL Board to consider whether those activities that were the subject of the original suit were in violation of certain Industrial Commission resolutions.

After hearing oral arguments, the UPL Board issued a recommendation released on December 14, 2005 that CMI did engage in specific activities that constituted the unauthorized practice of law. CMI, along with 80 trade associations, has objected to those recommendations and asked the Supreme Court to consider the matter. The recommendations of the UPL Board included a recommendation that the Supreme Court not assess any civil monetary penalties. The Cleveland Bar Association has filed an objection to the recommendation of the UPL Board relative to the finding of no penalties and requested, in a filing dated February 8, 2006, that a $28,000 assessment be levied against CMI.

The matter is pending a hearing with the Supreme Court. CMI believes its practices were in compliance with the Industrial Commission resolutions and subsequent guidance memorandums, and intends to vigorously defend itself in this matter. However, at this time, management is unable to evaluate the outcome or determine whether penalties ultimately will be assessed.

In connection with a written offer made by Brian Fitzgerald, our Chairman of the Board, President and Chief Executive Officer, and, through Capital Partners, the controlling person of our majority stockholder, CP Acquisitions, L.P. No. 1 (“CPI”),  to acquire by merger all of the outstanding Class A Common Stock and Common Stock of Security Capital, other than shares held by Mr. Fitzgerald, Capital Partners, CPI and certain other persons (the “Offer”), three complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the “Court”), naming the Company, each then-member of our Board of Directors and CPI as defendants. Each of the complaints alleged that the defendants breached their fiduciary duties to the putative class and that the Offer was unfair, inadequate and not the result of arm’s-length negotiations. Each complaint sought an injunction against the proposed merger or, if the merger was consummated, the rescission of the merger, as well as money damages, attorneys’ fees, expenses and other relief. These complaints were subsequently consolidated into one class action. On November 1, 2005, the plaintiffs voluntarily dismissed the consolidated class action without prejudice.

We are party to several legal actions arising in the ordinary course of business. It is management’s opinion that we have adequate legal defenses to these actions, and that the resolution of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

We lease office space and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2017. Certain leases include renewal provisions and require us to pay for certain operating and maintenance costs. Future minimum operating lease payments at December 31, 2005 for each of the following years are as follows:

2006	$6,993
2007	6,837
2008	4,990
2009	3,691
2010	2,447

Net rent expense for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Rent expense	$7,518	$6,799	$4,280
Rent income	(163)	(205)	—
Net rent expense	$7,355	$6,594	$4,280

17.          Subsequent Events

On February 10, 2006, the Company signed a definitive agreement for the sale of Primrose to an affiliate of American Capital Strategies, Ltd. for an aggregate purchase price of $85,000, subject to adjustment. After adjustment for transaction costs and certain items specified in the agreement, the net purchase price is anticipated to be approximately $82,800. The Company expects to net, after taxes, approximately $58,200 for its 91.5% fully diluted interest in Primrose. The sale is subject to customary closing conditions and is anticipated to close by March 31, 2006. The net book value of the Primrose business was $22,777 at December 31, 2005.

On March 9, 2006, the Company and its WC business entered into a Settlement Agreement and Release with two former executives of the WC business (the “Agreement”). Pursuant to the Agreement, the former executives agreed to three-year covenants not to complete and non-solicitation agreements, the Company and the former executives agreed to be bound by a “drag/tag” arrangement with respect to the shares of WC held by the former executives in the event of a change of control of the Company or WC, the former executives agreed to dismiss their wrongful termination suit with prejudice, and the parties entered into mutual releases and non-disparagement agreements. Under the Agreement, the Company agreed to pay the former executives an aggregate of $1,781, with $846 of that amount payable upon a change of control of the Company or WC. The Company accrued $935 at December 31, 2005, representing the amount payable at the time of the signing of the Agreement and the amounts to be paid on the first and second anniversary date of the signing of the Agreement. The $846 payable upon a change in control of the Company or WC was not accrued at December 31, 2005.

During 2006, an additional 378,000 shares of Class A Common Stock of the Company were issued as a result of stock option exercises. Cash of $3,318 was received from the stock option exercises.

18.          Selected Quarterly Data (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	TOTAL
2005:
Total revenues	$34,887	$39,867	$39,826	$40,731	$155,311
Operating income (1)	3,434	4,917	4,116	5,615	18,082
Net income (2)	1,600	3,815	1,866	2,154	9,435
Basic earnings per common share	$0.24	$0.56	$0.28	$0.32	$1.40
Diluted earnings per common share.	$0.23	$0.55	$0.26	$0.29	$1.34

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	TOTAL
2004:
Total revenues	$30,884	$32,305	$33,446	$36,305	$132,940
Operating income (3)	3,867	3,799	3,750	3,429	14,845
Income from continuing operations	1,194	1,157	1,185	927	4,463
Net income (loss) (4)	622	910	(775)	2,476	3,233
Income (loss) available to common stockholders (5)	503	777	(1,798)	2,476	1,958
Basic earnings per common share from continuing operations	$0.17	$0.16	$0.02	$0.14	$0.49
Diluted earnings per common share from continuing operations	$0.15	$0.14	$0.01	$0.13	$0.43
Basic earnings (loss) per common share	$0.08	$0.12	$(0.28)	$0.38	$0.30
Diluted earnings (loss) per common share	$0.06	$0.10	$(0.29)	$0.36	$0.26

*Basic and diluted EPS for each quarter is calculated based on the weighted average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is calculated based on the weighted average number of shares outstanding for the year. As a result, the sum of the four quarters’ EPS may not equal the full-year EPS.

(1)   The first quarter of 2005 included expenses of $2,100 related to certain supplemental procedures and an internal investigation.

(2)   The second quarter of 2005 included the reversal of previously provided tax reserves of $1,684, which management believed were no longer necessary.

(3)   The third and fourth quarter of 2004 included expenses of the Special Committee of $312 and $215, respectively. The fourth quarter of 2004 also included expenses of $900 related to the supplemental procedures and internal investigation.

(4)   Net income in 2004 included a (loss) income from discontinued operations of $(572), $(247), $(1,960) and $1,549 for the first, second, third and fourth quarters, respectively.

(5)   Income (loss) available to common stockholders was after a deduction for the accretion of Preferred Stock of $119, $133 and $1,023 for the first, second and third quarters of 2004, respectively. The Preferred Stock was redeemed in October 2004, and the third quarter of 2004 included accelerated accretion to increase the carrying value of the Preferred Stock to its redemption value.

Schedule I—Condensed Financial Information of Registrant

Security Capital Corporation (Parent Company)

Condensed Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$1,183	$3,260
Accounts receivable from subsidiaries	692	382
Other current assets	35	120
Total current assets	1,910	3,762
Investments in subsidiaries	48,762	39,386
Notes receivable from subsidiaries	3,916	767
Property and equipment, net	169	208
Deferred tax assets	37	28
Other assets	161	192
Total assets	$54,955	$44,343

Liabilities and Stockholders’ Equity
Current liabilities:
Due to Capital Partners, Inc.	$4	$16
Income tax payable	6,030	7,136
Accrued expenses and other liabilities	1,142	1,573
Total current liabilities	7,176	8,725

Long-term liabilities	224	251

Stockholders’ equity:
Common stock, $0.01 par value, 7,500 shares authorized, 380 shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 10,000,000 shares authorized, 6,458,309 shares issued, 6,450,587 shares outstanding	68	65
Additional paid-in capital	67,010	64,395
Accumulated deficit	(19,632)	(29,067)
Accumulated other comprehensive income	194	59
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	47,555	35,367
Total liabilities and stockholders’ equity	$54,955	$44,343

The accompanying notes are an integral part of these condensed financial statements.

Security Capital Corporation (Parent Company)

Condensed Statements of Income

	For the Year Ended December 31,
(in thousands)	2005	2004	2003

Income:
Equity in income of subsidiaries	$9,595	$5,433	$6,480
Management fee income from subsidiaries	1,252	1,214	1,226
Tax-sharing income	5,627	5,347	2,956
Interest and dividends	51	209	41
Interest income from subsidiaries	—	39	388
Other	56	1,310	107
Total income	16,581	13,552	11,198

Expenses:
Unallocated corporate administrative expense	2,486	2,778	1,413
Management fee expense to Capital Partners, Inc.	1,550	1,550	1,400
Depreciation expense	39	29	—
Interest expense	—	2,423	—
Total expenses	4,075	6,780	2,813

Income before income taxes	12,506	6,772	8,385

Income tax expense	(3,071)	(3,539)	(5,096)

Net income	9,435	3,233	3,289

Less Preferred Stock accretion	—	(1,275)	(457)

Net income available to common stockholders	$9,435	$1,958	$2,832

The accompanying notes are an integral part of these condensed financial statements.

Security Capital Corporation (Parent Company)

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2005	2004	2003

Cash (used in) provided by operating activities	$(4,574)	$(522)	$3,335

Cash flows from investing activities:
Additional investment in majority-owned subsidiaries	(3,341)	—	—
Purchase of fixed assets	—	(236)	—
Proceeds on sale of Texas land	—	—	107
Net cash (used in) provided by investing activities	(3,341)	(236)	107

Cash flows from financing activities:
Proceeds from stock option exercise	2,243	—	—
Tax benefit of stock option exercise	195	—	—
Dividend distribution from subsidiary	3,400	—	—
Cash payment to settle bankruptcy of discontinued operation	—	(442)	—
Dividend distribution from discontinued operation	—	4,000	—
Redemption of Preferred Stock	—	(5,000)	—
Proceeds from long-term borrowings, net of financing costs of $711	—	29,289	—
Repayment of long-term borrowings	—	(30,000)	—
Net cash provided by (used in) financing activities	5,838	(2,153)	—

(Decrease) increase in cash and cash equivalents	(2,077)	(2,911)	3,442
Cash and cash equivalents, beginning of period	3,260	6,171	2,729
Cash and cash equivalents, end of period	$1,183	$3,260	$6,171

The accompanying notes are an integral part of these condensed financial statements.

Security Capital Corporation (Parent Company)

Notes to Condensed Financial Statements

1.             Basis of Presentation

The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The Company has a 98.5% ownership interest in Primrose and an 84.4% ownership interest in WC. During 2005, the Company’s ownership interest in WC increased from 80% to 84.4%. See Note 3.

2.             Revisions and Reclassifications

The Company has revised its 2004 and 2003 condensed statement of cash flows as a result of recent guidance provided by the Securities and Exchange Commission staff regarding the reporting of cash flows from discontinued operations. We had previously disclosed cash flows from discontinued operations on a combined basis. To comply with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, we have revised our condensed statement of cash flows for 2004 and 2003 to report the cash flows from discontinued operations separately as investing or financing activities.

We have also reclassified certain amounts to now report income from our subsidiaries for amounts due under a tax-sharing agreement. These amounts were previously netted against income tax benefit or expense. Certain other prior year amounts have been reclassified to conform to the 2005 presentation.

3.             Minority Interests

The minority stockholders of WC (with an aggregate ownership interest of 15.6%) and Primrose (with an aggregate ownership interest of 1.5%) have entered into agreements with the Company providing for restrictions on the transfer of such shares, and other related share restrictions. See Note 8 for information with respect to the agreement to sell Primrose.

On September 16, 2005, the Company acquired 979.88 shares of WC common stock directly from the minority stockholders of WC for total cash consideration of $3,341. Also on September 16, 2005, certain option holders of WC exercised options to purchase shares of WC. As a result of the exercise of these options, an additional 408.41 shares of WC common stock were issued to WC minority stockholders. The resulting net increase of 571.47 shares of WC held by the Company relative to the minority stockholders of WC, increased the Company’s ownership interest in WC from 80% to 84.4%.

4.             Note

On January 14, 2004, the Company issued a $30,000 Senior Subordinated Promissory Note (the “Note”) that was due September 30, 2008. The interest rate was 10% per annum and would increase to 16% on September 30, 2004. Due to the availability of less expensive financing alternatives, the Note was prepaid without penalty prior to September 30, 2004.

5.             Redeemable Convertible Preferred Stock

During 2004 and 2003, the Company had issued and outstanding 500,000 shares of Redeemable Convertible Preferred Stock (the “Preferred Stock”), with a stated redemption value of $10 per share. The Preferred Stock was convertible into Class A Common Stock on a 1:1 basis. The Preferred Stock was redeemable at the option of the stockholder upon the occurrence of certain events or on April 6, 2006. On November 10, 2004, all outstanding shares of Preferred Stock were redeemed for $5,000, or $10 per share.

The difference between the carrying value of the Preferred Stock and the redemption value was accreted using the interest method over the remaining estimated period to redemption. Preferred Stock accretion of $1,275 and $457 was recognized in 2004 and 2003, respectively. Additional accretion was recorded in 2004 to accrete the carrying value of the Preferred Stock to its redemption value.

The Company had 2,500,000 shares of authorized preferred shares, $0.01 par value, available for issuance at December 31, 2005.

6.             Sale of Subsidiary

During the fourth quarter of 2003, we committed to a plan to sell the operations of Pumpkin Masters Holdings, Inc. (“Pumpkin”) and, in October 2004, we sold substantially all of the assets of Pumpkin for $8,741, which includes an additional working capital payment of $1,741. A loss of $3,928 was recognized on the sale and is reflected in equity in income of subsidiaries in the condensed statements of income.

7.             Possible Dreams Bankruptcy Settlement

In October 2003, P.D. Holdings, Inc. (“Possible Dreams”) filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. In November 2004, we settled all outstanding claims against the Company with the bankruptcy Trustee for $442. An after-tax gain of $1,516 was recognized from the settlement and is reflected in other income in the condensed statements of income.

8.             Subsequent Events

On February 10, 2006, the Company signed a definitive agreement for the sale of Primrose to an affiliate of American Capital Strategies, Ltd. for an aggregate purchase price of $85,000, subject to adjustment. After adjustment for transaction costs and certain items specified in the agreement, the net purchase price is anticipated to be approximately $82,800. The Company expects to net, after taxes, approximately $58,200 for its 91.5% fully diluted interest in Primrose. The sale is subject to customary closing conditions and is anticipated to close by March 31, 2006.

On March 9, 2006, the Company and its WC business entered into a Settlement Agreement and Release with two former executives of the WC business (the “Agreement”). Pursuant to the Agreement, the former executives agreed to three-year covenants not to complete and non-solicitation agreements, the Company and the former executives agreed to be bound by a “drag/tag” arrangement with respect to the shares of WC held by the former executives in the event of a change of control of the Company or WC, the former executives agreed to dismiss their wrongful termination suit with prejudice, and the parties entered into mutual releases and non-disparagement agreements. Under the Agreement, the Company agreed to pay the former executives an aggregate of $1,781, with $846 of that amount payable upon a change of control of the Company or WC. The Company accrued $935 at December 31, 2005, representing the amount payable at the time of the signing of the Agreement and the amounts to be paid on the first and second anniversary date of the signing of the Agreement. The $846 payable upon a change in control of the Company or WC, was not accrued at December 31, 2005.

During 2006, an additional 378,000 shares of Class A Common Stock of the Company were issued as a result of stock option exercises. Cash of $3,318 was received from the stock option exercises.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that no system of disclosure controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system are met, and no such controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item will be included in the Company’s Proxy Statement, or other publicly filed document, to be filed on or prior to April 30, 2006 with the SEC, except that “Executive Officers of the Registrant” after Item 1 of this Annual Report responds to Items 401(b), (d) and (e) of Regulation S-K with respect to executive officers.

ITEM 11.       EXECUTIVE COMPENSATION

Information in response to this Item will be included in the Company’s Proxy Statement, or other publicly filed document, to be filed on or prior to April 30, 2006 with the SEC.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item will be included in the Company’s Proxy Statement, or other publicly filed document, to be filed on or prior to April 30, 2006 with the SEC, except that “Equity Compensation Plan Information” in Item 5 of this Annual Report responds to Item 201(d) of Regulation S-K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item will be included in the Company’s Proxy Statement, or other publicly filed document, to be filed on or prior to April 30, 2006 with the SEC.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item will be included in the Company’s Proxy Statement, or other publicly filed document, to be filed on or prior to April 30, 2006 with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(A)(1) and (2) Financial Statements and Financial Statement Schedules

         See “Index to Consolidated Financial Statements” set forth in Item 8 of this Form 10-K.

(C)                   Exhibits

The documents required to be filed as exhibits to this Form 10-K are listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K with an asterisk. All other schedules of the Company for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

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

Advisory Services Agreement dated April 27, 1990 and effective as of January 26, 1990, between Security Capital Corporation and Capital Partners, Inc. (“Capital Partners”) (incorporated by reference to Exhibit (10)(B) to the Registrant’s Form 10-Q Quarterly Report for the period ended March 31, 1991).

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

10.10	—

Second Amended and Restated Loan Agreement dated March 31, 2005 among WC Holdings, Inc CompManagement, Inc., CompManagement Health Systems, Inc., CompManagement Integrated Disability Services, Inc., CMI Management Company, CompManagement of Virginia, Inc., CompManagement Disability Services Company, CMI Barron Risk Management Services, Inc., KRAMMCO Inc., Integrated Claims Strategies, Inc., Octagon Risk Services, Inc., Managed Care Holdings Corporation and Caronia Corporation, as Borrowers and JP Morgan Chase Bank, as Lender. (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2004).

10.11	—

Stock Purchase Agreement dated March 31, 2005 between Continental Casualty Company, as Seller and Octagon Risk Services, Inc., as Purchaser relating to Managed Care Holdings Corporation and its subsidiary, Caronia Corp. (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2004).

10.20	—

Registration Rights Agreement and Amendment to Stock Purchase Agreement dated March 28, 1994 among the Registrant, CP Acquisition and FGS, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-74680)).

10.23	—

Loan and Security Agreement dated December 31, 2001 (loan funds drawn on January 3, 2002) among Possible Dreams Ltd. and LaSalle Business Credit Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K Annual Report dated December 31, 2001).

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

Credit Agreement dated May 17, 1996 among Possible Dreams, P.D. Holdings, Inc., a Delaware corporation (“Holdings”), the Lenders referred to therein and NationsCredit Commercial Corporation (“NationsCredit”), as Agent (incorporated by reference to Exhibit 4 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.29	—	Warrant dated May 17, 1996 from Possible Dreams to NationsCredit (incorporated by reference to Exhibit 5 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.30	—

Warrant holders Rights Agreement dated May 17, 1996 among Possible Dreams, Holdings, Security Capital, Warren Stanley and Arnold Lee and NationsCredit (incorporated by reference to Exhibit 6 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.31	—

Security Capital Pledge and Guarantee Agreement dated May 17, 1996 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 7 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.32	—	Holdings Pledge Agreement dated May 17, 1996 among Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 8 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.33	—

Investors Subordination Agreement dated May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 9 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.34	—

Sellers Subordination Agreement dated May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.38	—

First Amendment to Advisory Services Agreement dated May 17, 1996 by and between Security Capital and Capital Partners (incorporated by reference to Exhibit 14 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.39	—

Consolidated Income Tax Sharing Agreement dated May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 15 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.40	—

Asset Purchase Agreement dated June 27, 1997 by and among Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation (the “Seller”), Pumpkin Ltd., a Delaware corporation (“Pumpkin”), Pumpkin Masters Holdings, Inc., a Delaware corporation (“Pumpkin Holdings”), and Security Capital (incorporated by reference to Exhibit 1(c)(1) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.41	—

Credit Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings, the Lenders referred to therein and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.42	—	Warrant dated June 27, 1997 from Pumpkin to NationsCredit (incorporated by reference to Exhibit 1(c)(3) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.43	—

Warrant holders Rights Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings, Security Capital, Seller and NationsCredit (incorporated by reference to Exhibit 1(c)(4) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.44	—

Company Security Agreement dated June 27, 1997 between Pumpkin and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(5) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.45	—

Pumpkin Holdings Pledge Agreement dated June 27, 1997 between Pumpkin Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(6) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.46	—

Security Capital Pledge and Guarantee Agreement dated June 27, 1997 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(7) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.47	—

Security Capital Subordination Agreement dated June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(8) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.48	—

Investors Subordination Agreement dated June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(9) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.49	—

Seller Subordination Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(10) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.50	—

Stockholders’ Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and Gay Burke (incorporated by reference to Exhibit 1(c)(11) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

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

Joinder Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and Security Capital to Consolidated Income Tax Sharing Agreement dated May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 1(c)(18) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

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

10.63	—	Warrant Agreement, dated April 6, 1999 between Security Capital and CIBC (incorporated by reference to Exhibit 1(c)(3) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.65	—

Management Advisory Services Agreement, dated April 6, 1999, by and among Primrose, Metrocorp, Country Day and Security Capital (incorporated by reference to Exhibit 1(c)(5) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.66	—

Third Amendment to Advisory Services Agreement, dated April 6, 1999, by and between Security Capital and Capital Partner (incorporated by reference to Exhibit 1(c)(6) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.67	—

Tax Sharing Joinder Agreement, dated April 6, 1999, among Holdings, Primrose, Metrocorp, Country Day and Security Capital to Consolidated Income Tax Sharing Agreement, dated April 17, 1996, among Possible Dreams, Ltd., P.D. Holdings, Inc. and Security Capital (incorporated by reference to Exhibit 1(c)(7) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

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

Stockholders’ Agreement dated December 21, 2000, by and among Security Capital, WC Holdings, Inc. (“WC Holdings”), HP Acquisition, WC, CompManagement, Inc. (“CMI”), CompManagement Health Systems, Inc. (“CHS”), M&N Enterprises, Inc. (“M&NE”), M&N Risk Management, Inc. (“M&NRM”) (CMI, CHS, M&NE and M&NRM being collectively referred to with WC as the “Companies”), Robert J. Bossart, Jonathan R. Wagner, Richard T. Kurth, Randy E. Jones, Daniel R. Sullivan and Paul A. Miller (incorporated by reference to Exhibit 1(c)(4.1) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.71	—

Loan Agreement dated December 21, 2000, among each of the Companies, as borrowers, WC Holdings, as guarantor, and Bank One, N.A. (“Bank One”), as lender (incorporated by reference to Exhibit 1(c)(99.1) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.72	—

Note Purchase Agreement dated December 21, 2000, among WC Holdings, as borrower, each of the Companies, as a guarantor, and Banc One Mezzanine Corporation (“Banc One Mezzanine”), as purchaser (incorporated by reference to Exhibit 1(c)(99.2) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.73	—

Intercreditor and Subordination Agreement dated December 21, 2000, among the Companies, WC Holdings, Bank One and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.3) to the registrant’s Form 8-K Current Report dated December 21, 2000).

10.74	—

Capital Contribution Agreement dated December 21, 2000, between Security Capital and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.4) to the Registrant’s Form 8-K Current report dated December 21, 2000).

10.75	—

Tax Allocation Agreement dated December 21, 2000, among Security Capital, WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.5) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.76	—

Management Advisory Services Agreement dated December 21, 2000, among each of the Companies and Security Capital (incorporated by reference to Exhibit 1(c)(99.6) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.77	—

Fourth Amendment to Advisory Services Agreement dated December 21, 2000 between Security Capital and Capital Partners (incorporated by reference to Exhibit 1(c)(99.7) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

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

Management Consulting Agreement dated December 21 2000, among WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.14) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

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

Loan Agreement dated April 5, 2002 among Primrose, as Borrower, Holdings and Security Capital, as Corporate Guarantors, and Bank One, as Lender (incorporated by reference to Exhibit 1 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.89	—

Unconditional Corporate Guaranty Agreement dated April 5, 2002 between Security Capital Corporation and Bank One, N.A. (incorporated by reference to Exhibit 2 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.90	—

Fifth Amendment to Advisory Services Agreement dated April 5, 2002 by and between Security Capital and Capital Partners (incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.91	—

Amended and Restated Management Advisory Services Agreement, dated April 5, 2002, between Jewel I, Inc. d/b/a Primrose Country Day School and Primrose School Franchising Company and Security Capital Corporation (incorporated by reference to Exhibit 4 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.92	—

Reimbursement Agreement dated April 5, 2002 by and between Brian D. Fitzgerald, Security Capital and Primrose (incorporated by reference to Exhibit 5 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.93	—

Guaranty Fee Agreement dated April 5, 2002 by and between Security Capital and Brian D. Fitzgerald (incorporated by reference to Exhibit 6 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.94	—

First Amendment to Loan Agreement dated December 31, 2002 by and among Primrose, Holdings, Security Capital, Brian D. Fitzgerald and Bank One (incorporated by reference to Exhibit 10.94 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.95	—

Advisory Services Agreement dated January 1, 2003 between Security Capital and Capital Partners (incorporated by reference to Exhibit 10.95 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.96	—

First Amendment to Advisory Services Agreement dated November 4, 2003 between Security Capital and Capital Partners (incorporated by reference to Exhibit 10.96 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.97	—

Amended and restated loan agreement dated October 3, 2003 among Health Power, Inc., CMI, CHS, CompManagement Integrated Disability Services, Inc., CMI Management Company, CompManagement of Virginia, Inc., CompManagement Disability Services Company, CMI Barron Risk Management Services, Inc. and Octagon Risk Services, Inc., as Borrowers, WC Holdings, Inc., as Guarantor and Bank One, as Lender (incorporated by reference to Exhibit 10.97 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.98	—

10%-16% Senior Subordinated Promissory Note, due September 30, 2008, issued by Security Capital in favor of J.H. Whitney Mezzanine Fund L.P. in the amount of $30.0 million (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated January 15, 2004).

10.99	—

Security Purchase Agreement dated January 14, 2004, by and between Security Capital and J.H. Whitney Mezzanine Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated January 15, 2004).

10.100+

Second Amended and Restated Advisory Services Agreement dated as of December 23, 2005, and effective as of January 1, 2006, among Security Capital Corporation, Capital Partners, Inc., and Primrose Holdings, Inc.

21+	—	Subsidiaries of the Registrant.

23.1+		Consent of McGladrey & Pullen, LLP

23.2+	—	Consent of Ernst & Young, LLP.

31.1+	—	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	—	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+              Filed herewith.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SECURITY CAPITAL CORPORATION

By	/s/ BRIAN D. FITZGERALD
Brian D. Fitzgerald
Chairman of the Board, President and Chief Executive Officer

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	POSITION	DATE

/s/ BRIAN D. FITZGERALD	Chairman of the Board (Principal Executive Officer)	March 31, 2006
Brian D. Fitzgerald

/s/ WILLIAM R. SCHLUETER	Chief Financial Officer (Principal Accounting and	March 31 , 2006
William R. Schlueter	Financial Officer)

/s/ A. GEORGE GEBAUER	Vice Chairman	March 31, 2006
A. George Gebauer

/s/ SAMUEL B. FORTENBAUGH, III	Director	March 31 , 2006
Samuel B. Fortenbaugh, III

/s/ JOHN H.F. HASKELL, Jr.	Director	March 31 , 2006
John H.F. Haskell, Jr.

/s/ EDWARD W. KELLEY, JR.	Director	March 31, 2006
Edward W. Kelley, Jr.

/s/ M. PAUL KELLY	Director	March 31, 2006
M. Paul Kelly

/s/ ROBERT M. WILLIAMS SR.	Director	March 31, 2006
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

Advisory Services Agreement dated April 27, 1990 and effective as of January 26, 1990, between Security Capital Corporation and Capital Partners, Inc. (“Capital Partners”) (incorporated by reference to Exhibit (10)(B) to the Registrant’s Form 10-Q Quarterly Report for the period ended March 31, 1991).

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

10.10	—

Second Amended and Restated Loan Agreement dated March 31, 2005 among WC Holdings, Inc.. CompManagement, Inc., CompManagement Health Systems, Inc., CompManagement Integrated Disability Services, Inc., CMI Management Company, CompManagement of Virginia, Inc., CompManagement Disability Services Company, CMI Barron Risk Management Services, Inc., KRAMMCO Inc., Integrated Claims Strategies, Inc., Octagon Risk Services, Inc., Managed Care Holdings Corporation and Caronia Corporation, as Borrowers and JP Morgan Chase Bank, as Lender (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2004).

10.11	—

Stock Purchase Agreement dated March 31, 2005 between Continental Casualty Company, as Seller and Octagon Risk Services, Inc., as Purchaser relating to Managed Care Holdings Corporation and its subsidiary, Caronia Corp. (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2004).

10.20	—

Registration Rights Agreement and Amendment to Stock Purchase Agreement dated March 28, 1994 among the Registrant, CP Acquisition and FGS, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-74680)).

10.23	—

Loan and Security Agreement dated December 31, 2001 (loan funds drawn on January 3, 2002) among Possible Dreams Ltd. and LaSalle Business Credit Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K Annual Report dated December 31, 2001).

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

Credit Agreement dated May 17, 1996 among Possible Dreams, P.D. Holdings, Inc., a Delaware corporation (“Holdings”), the Lenders referred to therein and NationsCredit Commercial Corporation (“NationsCredit”), as Agent (incorporated by reference to Exhibit 4 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.29	—	Warrant dated May 17, 1996 from Possible Dreams to NationsCredit (incorporated by reference to Exhibit 5 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.30	—

Warrant holders Rights Agreement dated May 17, 1996 among Possible Dreams, Holdings, Security Capital, Warren Stanley and Arnold Lee and NationsCredit (incorporated by reference to Exhibit 6 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.31	—

Security Capital Pledge and Guarantee Agreement dated May 17, 1996 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 7 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.32	—	Holdings Pledge Agreement dated May 17, 1996 among Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 8 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.33	—

Investors Subordination Agreement dated May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 9 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.34	—

Sellers Subordination Agreement dated May 17, 1996 among Possible Dreams, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.38	—

First Amendment to Advisory Services Agreement dated May 17, 1996 by and between Security Capital and Capital Partners (incorporated by reference to Exhibit 14 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.39	—

Consolidated Income Tax Sharing Agreement dated May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 15 to the Registrant’s Form 8-K Current Report dated May 17, 1996).

10.40	—

Asset Purchase Agreement dated June 27, 1997 by and among Pumpkin, Ltd. d/b/a Pumpkin Masters, Inc., a Colorado corporation (the “Seller”), Pumpkin Ltd., a Delaware corporation (“Pumpkin”), Pumpkin Masters Holdings, Inc., a Delaware corporation (“Pumpkin Holdings”), and Security Capital (incorporated by reference to Exhibit 1(c)(1) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.41	—

Credit Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings, the Lenders referred to therein and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(2) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.42	—	Warrant dated June 27, 1997 from Pumpkin to NationsCredit (incorporated by reference to Exhibit 1(c)(3) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.43	—

Warrant holders Rights Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings, Security Capital, Seller and NationsCredit (incorporated by reference to Exhibit 1(c)(4) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.44	—

Company Security Agreement dated June 27, 1997 between Pumpkin and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(5) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.45	—

Pumpkin Holdings Pledge Agreement dated June 27, 1997 between Pumpkin Holdings and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(6) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.46	—

Security Capital Pledge and Guarantee Agreement dated June 27, 1997 between Security Capital and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(7) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.47	—

Security Capital Subordination Agreement dated June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(8) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.48	—

Investors Subordination Agreement dated June 27, 1997 among Pumpkin, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(9) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.49	—

Seller Subordination Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings, the Subordinated Obligations Holders (as defined therein) and NationsCredit, as Agent (incorporated by reference to Exhibit 1(c)(10) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

10.50	—

Stockholders’ Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and Gay Burke (incorporated by reference to Exhibit 1(c)(11) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

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

Joinder Agreement dated June 27, 1997 among Pumpkin, Pumpkin Holdings and Security Capital to Consolidated Income Tax Sharing Agreement dated May 17, 1996 among Possible Dreams, Holdings and Security Capital (incorporated by reference to Exhibit 1(c)(18) to the Registrant’s Form 8-K Current Report dated June 27, 1997).

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

10.63	—	Warrant Agreement, dated April 6, 1999 between Security Capital and CIBC (incorporated by reference to Exhibit 1(c)(3) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.65	—

Management Advisory Services Agreement, dated April 6, 1999, by and among Primrose, Metrocorp, Country Day and Security Capital (incorporated by reference to Exhibit 1(c)(5) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.66	—

Third Amendment to Advisory Services Agreement, dated April 6, 1999, by and between Security Capital and Capital Partner (incorporated by reference to Exhibit 1(c)(6) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

10.67	—

Tax Sharing Joinder Agreement, dated April 6, 1999, among Holdings, Primrose, Metrocorp, Country Day and Security Capital to Consolidated Income Tax Sharing Agreement, dated April 17, 1996, among Possible Dreams, Ltd., P.D. Holdings, Inc. and Security Capital (incorporated by reference to Exhibit 1(c)(7) to the Registrant’s Form 8-K Current Report dated April 6, 1999).

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

Stockholders’ Agreement dated December 21, 2000, by and among Security Capital, WC Holdings, Inc. (“WC Holdings”), HP Acquisition, WC, CompManagement, Inc. (“CMI”), CompManagement Health Systems, Inc. (“CHS”), M&N Enterprises, Inc. (“M&NE”), M&N Risk Management, Inc. (“M&NRM”) (CMI, CHS, M&NE and M&NRM being collectively referred to with WC as the “Companies”), Robert J. Bossart, Jonathan R. Wagner, Richard T. Kurth, Randy E. Jones, Daniel R. Sullivan and Paul A. Miller (incorporated by reference to Exhibit 1(c)(4.1) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.71	—

Loan Agreement dated December 21, 2000, among each of the Companies, as borrowers, WC Holdings, as guarantor, and Bank One, N.A. (“Bank One”), as lender (incorporated by reference to Exhibit 1(c)(99.1) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.72	—

Note Purchase Agreement dated December 21, 2000, among WC Holdings, as borrower, each of the Companies, as a guarantor, and Banc One Mezzanine Corporation (“Banc One Mezzanine”), as purchaser (incorporated by reference to Exhibit 1(c)(99.2) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.73	—

Intercreditor and Subordination Agreement dated December 21, 2000, among the Companies, WC Holdings, Bank One and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.3) to the registrant’s Form 8-K Current Report dated December 21, 2000).

10.74	—

Capital Contribution Agreement dated December 21, 2000, between Security Capital and Banc One Mezzanine (incorporated by reference to Exhibit 1(c)(99.4) to the Registrant’s Form 8-K Current report dated December 21, 2000).

10.75	—

Tax Allocation Agreement dated December 21, 2000, among Security Capital, WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.5) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.76	—

Management Advisory Services Agreement dated December 21, 2000, among each of the Companies and Security Capital (incorporated by reference to Exhibit 1(c)(99.6) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

10.77	—

Fourth Amendment to Advisory Services Agreement dated December 21, 2000 between Security Capital and Capital Partners (incorporated by reference to Exhibit 1(c)(99.7) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

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

Management Consulting Agreement dated December 21 2000, among WC Holdings and each of the Companies (incorporated by reference to Exhibit 1(c)(99.14) to the Registrant’s Form 8-K Current Report dated December 21, 2000).

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

Loan Agreement dated April 5, 2002 among Primrose, as Borrower, Holdings and Security Capital, as Corporate Guarantors, and Bank One, as Lender (incorporated by reference to Exhibit 1 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.89	—

Unconditional Corporate Guaranty Agreement dated April 5, 2002 between Security Capital Corporation and Bank One, N.A. (incorporated by reference to Exhibit 2 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.90	—

Fifth Amendment to Advisory Services Agreement dated April 5, 2002 by and between Security Capital and Capital Partners (incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.91	—

Amended and Restated Management Advisory Services Agreement, dated April 5, 2002, between Jewel I, Inc. d/b/a Primrose Country Day School and Primrose School Franchising Company and Security Capital Corporation (incorporated by reference to Exhibit 4 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.92	—

Reimbursement Agreement dated April 5, 2002 by and between Brian D. Fitzgerald, Security Capital and Primrose (incorporated by reference to Exhibit 5 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.93	—

Guaranty Fee Agreement dated April 5, 2002 by and between Security Capital and Brian D. Fitzgerald (incorporated by reference to Exhibit 6 to the Registrant’s Form 10-Q Quarterly Report dated March 31, 2002).

10.94	—

First Amendment to Loan Agreement dated December 31, 2002 by and among Primrose, Holdings, Security Capital, Brian D. Fitzgerald and Bank One (incorporated by reference to Exhibit 10.94 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.95	—

Advisory Services Agreement dated January 1, 2003 between Security Capital and Capital Partners (incorporated by reference to Exhibit 10.95 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.96	—

First Amendment to Advisory Services Agreement dated November 4, 2003 between Security Capital and Capital Partners (incorporated by reference to Exhibit 10.96 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.97	—

Amended and restated loan agreement dated October 3, 2003 among Health Power, Inc., CMI, CHS, CompManagement Integrated Disability Services, Inc., CMI Management Company, CompManagement of Virginia, Inc., CompManagement Disability Services Company, CMI Barron Risk Management Services, Inc. and Octagon Risk Services, Inc., as Borrowers, WC Holdings, Inc., as Guarantor and Bank One, as Lender (incorporated by reference to Exhibit 10.97 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.98	—

10%-16% Senior Subordinated Promissory Note, due September 30, 2008, issued by Security Capital in favor of J.H. Whitney Mezzanine Fund L.P. in the amount of $30.0 million (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated January 15, 2004).

10.99	—

Security Purchase Agreement dated January 14, 2004, by and between Security Capital and J.H. Whitney Mezzanine Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated January 15, 2004).

10.100+

Second Amended and Restated Advisory Services Agreement dated as of December 23, 2005, and effective as of January 1, 2006, among Security Capital Corporation, Capital Partners, Inc., and Primrose Holdings, Inc.

21+	—	Subsidiaries of the Registrant.

23.1+		Consent of McGladrey & Pullen, LLP

23.2+	—	Consent of Ernst & Young, LLP.

31.1+	—	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	—	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+              Filed herewith.