Form 10-K/A
period 2005-12-31
SECURITY CAPITAL CORP/DE/
filed 2006-04-28
CIK 314340

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

EXPLANATORY NOTE

This amendment on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006, to include the information required by Part III of Form 10-K. This amendment is not intended to update other information presented in the Annual Report as originally filed.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company are as follows:

		Director
Name	Age	Since	Principal Occupation During Last Five Years; Other Directorships
Brian D. Fitzgerald	61	1990

Chairman of the Board of Directors (the “Board”) of the Company since January 1990 and President and CEO of the Company since July 2000; President of FGS, Inc. since March 1989; and a partner, general partner, stockholder, officer and/or director of various Capital Partners entities for more than five years.

A. George Gebauer	73	1990

Vice Chairman of the Board since July 2000 and Secretary of the Company since February 1994; Vice President, Secretary and a director of FGS, Inc. since March 1989; and a partner, general partner, stockholder, officer and/or director of various Capital Partners entities for more than five years. Mr. Gebauer was also the President of the Company from January 1990 to July 2000.

Samuel B. Fortenbaugh III (1)	72	2001

Practicing lawyer (private practice) from August 2002; senior partner of Morgan, Lewis & Bockius LLP (“MLB”), an international law firm, from January 1980 to September 2001 and a senior counsel of MLB from October 2001 to August 2002. He also serves as a director and a member of the executive committee of Baldwin Technology Company, Inc., a leading international manufacturer of controls and accessories for the printing industry.

John H. F. Haskell, Jr	74	2001

Retired; non-employee advisor at UBS Securities LLC, an investment banking firm, from March 2004 to May 2005; managing director of Dillon, Read & Co. Inc. and its successors, Warburg Dillon Read LLC and UBS Warburg LLC, from 1975 to 2003; and presently serving as a director of Pall Corporation,  an international manufacturer of filtration and separation products and systems for the medical, biopharmaceutical, industrial, aerospace and microelectronic industries.

Edward W. Kelley, Jr. (1) (2)	74	2002	Retired; Governor of the Federal Reserve Board of the United States from 1987 to 2001.

M. Paul Kelly (2) (3)	62	2000	Founder and President of PK Enterprises, an equity investment and operational consulting practice, since 1990.

Robert M. Williams, Sr. (2)	65	2004	Retired; founded RFE Investment Partners in 1979 and managed six private equity funds with total assets in excess of $600 million.

(1)          Member of Compensation Committee

(2)          Member of Audit Committee

(3)          The Board has determined that Mr. Kelly is an independent director and the audit committee financial expert.

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

Based solely on the Company’s review of the copies of the forms furnished by such persons, the Company believes that, for the fiscal year ended December 31, 2005, officers, directors and 10% stockholders filed all required Section 16(a) forms on a timely basis.

Code of Conduct

The Company adopted a Code of Conduct in September 2003, as amended in June 2004. All of the Company’s employees and officers (including senior executive, financial and accounting officers) are held accountable for adherence to the Company’s Code of Conduct. The Code of Conduct is intended to promote compliance with applicable governmental laws and regulations and help ensure adherence to the highest ethical standards of conduct. The Code of Conduct covers a variety of areas, including violations of law, conflicts of interest, fair dealing, proper use of Company assets, delegation of authority, confidentiality and handling of financial information. Employees have an obligation to promptly report any known or suspected violation of the Code of Conduct, and retaliation is prohibited. Additionally, in the event of an amendment or waiver from the Code of Conduct involving the conduct of an officer or Board member, appropriate disclosure will be made to the Company’s stockholders to the extent required by listing standards or any other regulation.

A copy of the Code of Conduct can be found in its entirety on the Company’s website at www.securitycapitalcorporation.com in the Company Policies section, or may be obtained without charge upon request in writing to Security Capital Corporation, c/o Corporate Secretary, Eight Greenwich Office Park, Third Floor, Greenwich, Connecticut
06831-5149.

ITEM 11.                      EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information about the annual compensation earned by or awarded to the Chief Executive Officer of the Company and the other executive officers of the Company:

	ANNUAL COMPENSATION (1)				LONG-TERM COMPENSATION AWARDS
	Fiscal Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options (#)

Brian D. Fitzgerald	2005	$350,000	$30,000	—	—
Chairman of the Board,	2004	$335,000	$85,000	—	—
President and CEO	2003	$335,000	$82,000	—	—

A. George Gebauer	2005	$85,000	$25,000	—	—
Vice Chairman of the Board	2004	$85,000	$50,000	—	—
and Secretary	2003	$96,000	$29,000	—	—

William R. Schlueter	2005	$150,000	$70,000	—	—
Senior Vice President	2004	$150,000	$75,000	—	—
and Chief Financial Officer	2003	$150,000	$60,000	—	—

Richard W. O’Connor	2005	$142,500	$27,500	—	—
Controller (2)

(1)                                  All Company executive officers are paid compensation by Capital Partners, Inc., a corporation controlled by Mr. Fitzgerald and for which Mr. Gebauer and Mr. Schlueter serve as officers, rather than by the Company. The Company pays Capital Partners, Inc. an advisory services fee as discussed in Item 13. “Certain Relationships and Related Transactions.” The table above reflects the portion of the salaries and bonuses of the Company’s executive officers paid by Capital Partners, Inc. allocable to their performance of services as executive officers of the Company.

(2)                                  Mr. O’Connor joined the Company in July 2004 and was named an executive officer of the Company in October 2005. His reported compensation for 2005 reflects his full year’s compensation.

Option Grants in Last Fiscal Year

There were no options granted to the Company’s executive officers during the year ended December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes options exercised by any executive officer of the Company during 2005 and presents information with respect to unexercised options held by executive officers at December 31, 2005:

Name	Shares Acquired on Exercise (#)	Value Realized ($ )	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#) Exercisable (E)/ Unexercisable (U)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($ ) Exercisable (E)/ Unexercisable (U)

Brian D. Fitzgerald	320,000	$721,600	240,000	(E)	1,254,000	(E)
			40,000	(U)	146,000	(U)

A. George Gebauer	—	—	50,000	(E)	418,750	(E)
			—	(U)	—	(U)

William R. Schlueter	—	—	66,000	(E)	477,150	(E)
			4,000	(U)	14,600	(U)

Richard W. O’Connor	—	—	—	(E)	—	(E)
			—	(U)	—	(U)

Compensation of Directors

Effective July 27, 2005, the compensation schedule for directors, other than Messrs. Fitzgerald and Gebauer, is as follows:

Board of Director Fees
Annual Board Fee	$15,000
Board Meeting Attendance Fee	$2,000

Audit Committee Fees
Additional Annual Fee for Chairperson	$20,000
Additional Annual Fee for Other Members	$5,000
Committee Meeting Attendance Fee	$2,000

Compensation Committee Fees
Additional Annual Fee for Chairperson	$8,000
Additional Annual Fee for Other Member	$5,000
Committee Meeting Attendance Fee	$2,000

Special Committee Fees
Additional Annual Fee for Chairperson	$16,000
Additional Annual Fee for Other Member	$12,000
Committee Meeting Attendance Fee	$2,000

All directors, including Messrs. Fitzgerald and Gebauer, are entitled to reimbursement of reasonable expenses in connection with attendance at Board and committee meetings.

From January 1, 2005 through July 26, 2005, each director, other than Messrs. Fitzgerald and Gebauer, received an annual fee of $12,000 plus a fee of $2,000 per Board meeting. Each committee chairperson received an additional annual fee of $4,000, and each committee member, including the chairperson, received up to $1,500 per committee meeting, dependent upon the length of the meeting and as determined by the respective committee’s chairperson. All directors, including Messrs. Fitzgerald and Gebauer, were entitled to reimbursement of reasonable expenses in connection with attendance at Board and committee meetings. The annual fees for 2005 were prorated based upon the compensation arrangements in effect during the year.

In addition to fees, each of the directors, other than Messrs. Fitzgerald and Gebauer, received, on the date of his election to the Board, an option to purchase 24,000 shares of Class A Common Stock at an exercise price equal to the fair market value per share on the date of grant. Each option expires at the earlier of 10 years from the date of grant, or on the 91st day following the termination of the grantee’s directorship. The options are not transferable other than on death and vest in three equal annual installments commencing on the date of grant.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 31, 2005, the members of the Compensation Committee were Samuel B. Fortenbaugh III and Edward W. Kelley, Jr. Both members were non-employee directors and not former officers. During 2005, no executive officer of the Company served as a member of a board of directors or compensation committee of a corporation where any of its executive officers served on the Company’s Compensation Committee or Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and the notes thereto set forth information with respect to the beneficial ownership, as of April 14, 2006, of shares of each class of voting securities of the Company by the only persons known to the Company to have beneficial ownership of more than 5% of such class, by each director of the Company, by each named executive officer of the Company and by the directors and executive officers of the Company as a group. Except as otherwise indicated, each person is believed to exercise sole voting and dispositive power over the shares reported.

	Common Stock			Class A Common Stock
Name and Address of Beneficial Owner	Currently Owned		Percentage of Class	Currently Owned		Acquirable Within 60 days	Percentage of Class		Percentage of Total Common Equity

Brian D. Fitzgerald Eight Greenwich Office Park, Third Floor, Greenwich, CT 06830 (1)(2)	128	*	33.7%*	5,737,306	*	—	79.2	%*	79.2	%*
Capital Partners Eight Greenwich Office Park, Third Floor, Greenwich, CT 06830 (1)(2)	128		33.7%	4,983,361		—	68.8%		68.8%
A. George Gebauer (1)	—		—	139,198		—	1.9%		1.9%
William R. Schlueter (1)	—		—	66,000		—		**		**
Richard W. O’Connor	—		—	—		—	—		—
Samuel B. Fortenbaugh III	—		—	24,000		—		**		**
John H.F. Haskell, Jr.	—		—	25,000		—		**		**
Edward W. Kelley, Jr.	—		—	34,000		—		**		**
M. Paul Kelly	—		—	24,000		—		**		**
Robert M. Williams, Sr.	—		—	16,000		—		**		**
All Directors and Executive Officers as a Group (9 persons)	128		33.7%	6,065,504		—	83.8%		83.8%

*  As more fully described in footnotes (1) and (2) to this table, these share and percentage amounts include the share and percentage amounts indicated as beneficially owned by Capital Partners, Inc.

**  Less than one percent.

(1)                      For purposes of this table, the following related entities are referred to as “Capital Partners”: (a) Capital Partners, Inc., a Connecticut corporation, of which Brian D. Fitzgerald is the sole stockholder and director and A. George Gebauer and William R. Schlueter are officers; (b) FGS, Inc., a Delaware corporation (“FGS”), of which Mr. Fitzgerald is the controlling stockholder, president, treasurer and a director and Messrs. Fitzgerald and Gebauer are executive officers; and (c) CP Acquisition, L.P. No. 1, a Delaware limited partnership (“CP1”). Capital

Partners, Inc., FGS, and FGS Partners, L.P., a Connecticut limited partnership (“FGS Partners”), of which Capital Partners, Inc. is the general partner, are the general partners of CP1.

The share amounts in the table attributable to Capital Partners include the 4,455,672 shares of the Class A Common Stock owned of record by CP1 and the 527,689 shares of the Class A Common Stock and the 128 shares of the Common Stock owned of record by FGS. By virtue of their status as general partners of CP1, each of Capital Partners, Inc., FGS and FGS Partners may be deemed to own beneficially all of the shares of the Class A Common Stock owned of record by CP1.

(2)                      Mr. Fitzgerald may be deemed to own beneficially the 753,945 shares of the Class A Common Stock owned of record by him, the 4,455,672 shares of the Class A Common Stock owned of record by CP1 and the 527,689 shares of the Class A Common Stock and the 128 shares of the Common Stock owned of record by FGS. Mr. Fitzgerald has shared authority to vote and dispose of the FGS-owned shares of the Class A Common Stock and the Common Stock and disclaims beneficial ownership of such FGS-owned shares for all other purposes. Mr. Gebauer is also a stockholder, officer and director of FGS and an officer of Capital Partners, Inc., but he disclaims beneficial ownership of shares of the Class A Common Stock and the Common Stock owned of record by such corporations for any purpose. The ownership noted above excludes the 82,453 shares of the Class A Common Stock owned by the Fitzgerald Trust (of which Mr. Fitzgerald’s brother is the trustee and Mr. Fitzgerald’s minor children are sole beneficiaries), as to which beneficial ownership is disclaimed for all purposes.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2005, with regard to the Company’s 2000 Long-Term Incentive Plan, which was approved by stockholders in July 2000. There are no other equity compensation plans in effect with regard to the Company’s stock at this time.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under the Plan (Excluding Shares Reflected in Column (a))

Equity compensation plans approved by stockholders	587,510	$9.06	58,836

Equity compensation plans not approved by stockholders	—	—	—

Total	587,510	$9.06	58,836

ITEM 13.                                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an Advisory Services Agreement (the “Agreement”) with Capital Partners, Inc., the representative of the Company’s controlling stockholder, CP1, whereby Capital Partners, Inc. provides certain advisory services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. The Agreement is effective for the calendar year and terminable by either Capital Partners, Inc. or the Company as of any December 31 upon not less than 60 days’ prior written notice to the other. Fees paid to Capital Partners, Inc. for advisory services are payable quarterly at the beginning of the quarter and were $1,550,000 for the year ended December 31, 2005. The Company also reimbursed Capital Partners, Inc. for expenses of $40,000 during 2005.

The Agreement also provides for the payment of investment banking fees to Capital Partners, Inc. for acquisition opportunities presented to the Company at usual and customary rates for transactions of similar size and complexity. Capital

Partners, Inc. is under no obligation to present to the Company any or all acquisition candidates of which it becomes aware. Furthermore, the Company is under no obligation to utilize Capital Partners, Inc. for investment banking services. The payment of an investment banking fee to Capital Partners, Inc. requires the approval of the Audit Committee, the Compensation Committee and the full Board. In 2005, the Company paid Capital Partners, Inc. an investment banking fee of $240,000 in connection with the Caronia Corporation acquisition.

On December 23, 2005, the Company and its majority-owned subsidiary, Primrose Holdings, Inc. (“Primrose”), entered into the Second Amended and Restated Advisory Services Agreement (the “Amended Agreement”) with Capital Partners, Inc. effective January 1, 2006. Under the Amended Agreement, Capital Partners, Inc. will provide services similar to those provided under the Agreement, and the Company will pay Capital Partners, Inc. an annual fee of $1,550,000. The fee is payable quarterly at the beginning of the quarter. Under the terms of the Amended Agreement, if the Company and/or Primrose is sold prior to June 30, 2006, Capital Partners, Inc. will continue to provide services to the Company and/or Primrose under the Agreement for a period of six months following the effective date of sale. In addition, under the Amended Agreement, Capital Partners, Inc. will provide advisory services to the Company in connection with managing the formal sale process, including in the areas of planning such sale process, selecting and evaluating potential buyers, negotiating directly or indirectly with potential buyers and consummating a sale of the Company, or if applicable, the sale of Primrose and the sale of the balance of the Company in two separate transactions. In exchange for such services, the Company will pay to Capital Partners, Inc. a sale bonus of $2,000,000 (the “Incentive Sale Bonus”). The Incentive Sale Bonus will be increased or decreased depending on the ultimate aggregate sale proceeds obtained (the “Adjustment Amount”). No amount was due as a result of the separate sale of Primrose on March 31, 2006. Rather, the Incentive Sale Bonus, including the Adjustment Amount, will be earned and payable upon the sale of the balance of the Company.

In connection with the closing of the sale of Primrose, on March 31, 2006 the Amended Agreement was further amended to remove Primrose as a party to the Amended Agreement, and to require Primrose to pay Capital Partners, Inc. at the closing Primrose’s $193,750 share of the advisory fee owed by the Company to Capital Partners, Inc. Both the December 23, 2005 amendments and the March 31, 2006 amendments were approved by the Audit Committee, the Compensation Committee and the full Board.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee selected McGladrey & Pullen, LLP (“McGladrey”) as the Company’s independent registered public accountants in 2005 replacing the Company’s prior independent registered public accountants. The aggregate fees for professional services provided by McGladrey in 2005 were as follows:

Audit Fees:  Fees for audit services totaled $815,000 for 2005. These fees included fees associated with the annual audit and the reviews of the Company’s quarterly reports.

Audit-Related Fees:  The Company incurred no audit-related fees for 2005.

Tax Fees:  Fees for tax services, primarily related to tax compliance and tax advice, were $85,000 for 2005.

All Other Fees:  The Company incurred no other fees for 2005.

All of the services provided above were pre-approved by the Audit Committee pursuant to policies set forth in the Company’s Audit Committee Charter. The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The independent auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with such pre-approval. The Audit Committee may also delegate pre-approval authority to one or more of its members. Such member or members must report any decisions to the audit Committee at the next scheduled meeting. The Audit Committee considered that the provision of these services was compatible with maintaining McGladrey’s independence.

Signature

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION

By:	/s/ BRIAN D. FITZGERALD
Brian D. Fitzgerald
Chairman of the Board, President and Chief Executive Officer

Date: April 28, 2006

INDEX TO EXHIBITS

The documents required to be filed as exhibits to this Form 10-K/A are listed below:

EXHIBIT NO.		DESCRIPTION OF DOCUMENT

31.1	—	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.