Form 10-Q
period 2006-03-31
SECURITY CAPITAL CORP/DE/
filed 2006-05-15
CIK 314340

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2006.

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

As of May 5, 2006, there were 7,254,089 outstanding shares of Class A Common Stock, par value $ 0.01, and 380 outstanding shares of Common Stock, par value $ 0.01, of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Security Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$91,145	$8,940
Accounts receivable, net	20,026	21,124
Deferred income taxes	1,244	1,244
Other current assets	1,496	1,580
Current assets of discontinued operations	—	7,425
Total current assets	113,911	40,313
Property and equipment, net	8,032	8,282
Goodwill, net	55,727	55,727
Identified intangible assets, net	11,769	12,358
Deferred income taxes	668	668
Other assets	1,445	1,055
Non-current assets of discontinued operations	—	23,371
Total assets	$191,552	$141,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271	$2,171
Accrued expenses and other liabilities	11,776	12,013
Income taxes payable	21,764	6,784
Unearned revenue	28,531	25,239
Current portion of long-term debt	9,674	9,674
Current liabilities of discontinued operations	—	4,303
Total current liabilities	72,016	60,184
Long-term debt	22,726	24,751
Other long-term obligations	2,297	2,465
Non-current liabilities of discontinued operations	—	3,182
Minority interests	3,971	3,637

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value, 7,500 shares authorized; 380 shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 10,000,000 shares authorized; 7,156,309 shares issued, 7,148,587 shares outstanding	71	68
Additional paid-in capital	71,252	67,010
Retained earnings (accumulated deficit)	19,070	(19,632)
Accumulated other comprehensive income	234	194
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	90,542	47,555
Total liabilities and stockholders’ equity	$191,552	$141,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005

Revenues	$37,312	$31,585

Selling, general and administrative expenses	32,321	28,875
Depreciation and amortization	1,228	893
Operating income	3,763	1,817
Interest expense	(624)	(430)
Other income, net	100	139
Income from continuing operations before income taxes, minority interest and gain on sale of subsidiary	3,239	1,526
Income tax expense	(1,217)	(679)
Minority interest in income of consolidated subsidiary	(334)	(260)
Income from continuing operations	1,688	587
Income from discontinued operations (net of tax of $233 in 2006 and $589 in 2005)	448	1,013
Gain on sale of discontinued operations (net of tax of $17,614)	36,566	—
Net income	$38,702	$1,600

Net income	$38,702	$1,600
Unrealized gain on interest rate swap, net of tax and minority interest of $41 for the three months ended March 31, 2006 and $115 for the three months ended March 31, 2005	40	102
Comprehensive income	$38,742	$1,702

Basic earnings per common share:
Earnings from continuing operations	$0.24	$0.09
Earnings from discontinued operations	5.42	0.15
Total	$5.66	$0.24

Diluted earnings per common share:
Earnings from continuing operations	$0.24	$0.09
Earnings from discontinued operations	5.37	0.14
Total	$5.61	$0.23

Basic weighted average shares used in computation	6,833	6,579

Diluted weighted average shares used in computation	6,895	6,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$38,702	$1,600
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(448)	(1,013)
Gain on sale of discontinued operations	(36,566)	—
Stock-based compensation	77	—
Depreciation	639	527
Amortization	589	366
Minority interest in income of consolidated subsidiary	334	260
Amortization of deferred financing costs	48	41
Allowances for doubtful accounts	63	80
Unrealized gain on derivative	—	(93)
Changes in operating assets and liabilities, net of effects of acquisition:
Decrease in accounts receivable	1,035	3,263
Increase in other assets	(353)	(50)
Increase in unearned revenue	3,292	2,766
Decrease in accounts payable, accrued expenses and other liabilities	(4,567)	(1,723)
Cash flow from discontinued operations	853	(100)
Net cash provided by operating activities	3,698	5,924

Cash flows from investing activities:
Net proceeds from sale of subsidiary	76,753	—
Capital expenditures	(389)	(433)
Acquisition (net of acquired cash of $2,611 in 2005)	—	(13,449)
Net cash provided by (used in) investing activities	76,364	(13,882)

Cash flows from financing activities:
Proceeds from long-term borrowings (net of deferred financing costs of $141 in 2005)	—	40,359
Repayments of long-term borrowings	(2,025)	(24,929)
Proceeds from employee stock option exercises	3,325	1,960
Tax benefit of stock option exercises	843	—
Net cash provided by financing activities	2,143	17,390

Increase in cash and cash equivalents	82,205	9,432
Cash and cash equivalents, beginning of period	8,940	10,400
Cash and cash equivalents, end of period	$91,145	$19,833

Supplemental cash flow information:
Noncash investing activities
Accrued transaction costs related to acquisition	$—	$736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share amounts, unless otherwise noted)

(1)  Basis of Presentation

The unaudited interim financial statements of Security Capital Corporation and its subsidiaries (the “Company,” “we,” “us” and “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated statements include 100% of the assets and liabilities of the Company’s subsidiaries, and the ownership interests of the minority investors in the subsidiaries are recorded as minority interests.

(2)  Organization and Description of Business

The Company operates as a holding company that actively participates in the management of its subsidiaries. Until March 31, 2006, we conducted business through our two majority-owned operating subsidiaries, WC Holdings, Inc. (“WC”) and Primrose Holdings, Inc. (“Primrose”). WC, through its wholly owned subsidiary, CompManagement, Inc. (“CMI”), is a leading independent provider of comprehensive claims management, cost containment and consulting services designed to control the cost to employers of workers’ compensation, medical malpractice, automobile, general liability, unemployment and short- and long-term disability insurance benefits. WC’s activities are primarily centered in Ohio, California, Virginia, Maryland, Texas, Michigan, Florida, Washington, Minnesota and New York. The operations of WC are reported in our Employer Cost Containment and Health Services segment. See Note 11 for further details regarding this operating segment.

Primrose, through its wholly owned subsidiary, Primrose School Franchising Company, Inc., is the exclusive franchisor of Primrose Schools, an industry leader in early childhood education and high-quality childcare services, with related activities in real estate consulting and site selection services. On March 31, 2006, we completed the previously announced sale of Primrose to an affiliate of American Capital Strategies, Ltd. Due to the sale, the financial condition and operating results of Primrose are reported as discontinued operations (see Note 4). The financial statements at December 31, 2005 and for the three months ended March 31, 2005 have been restated to present the financial condition, results of operations and cash flows of Primrose as discontinued operations consistent with the 2006 presentation. The operations of Primrose and its wholly owned subsidiaries had comprised our Educational Services segment.

The Company has an Advisory Services Agreement (the “Agreement”) with Capital Partners, Inc. (“Capital Partners”), the representative of the Company’s controlling stockholder, whereby Capital Partners provides certain advisory services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy (see Note 10). Mr. Brian Fitzgerald controls Capital Partners and serves as our Chairman of the Board of Directors, President and Chief Executive Officer.

(3)  Significant Accounting Policies

For additional disclosures with respect to our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include an allowance for doubtful accounts, incurred but not reported employee health care costs, reserves for potential loss contingencies, the utilization of future tax benefits, the estimates and assumptions inherent in our goodwill impairment testing procedures, the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, the determination of the economic lives of intangible assets, and the estimates inherent in the determination of the fair value of stock-based awards.

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

Allowance for Doubtful Accounts

Receivables are comprised primarily of amounts due for contract services provided by WC. We establish an allowance for doubtful accounts based on a review of the current status of the receivable, customer credit evaluations, collection history and other pertinent information. Receivables are generally not collateralized.

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

Goodwill represents the excess of the purchase price of acquisitions over the estimated fair value of the tangible and identified intangible assets acquired and liabilities assumed. Goodwill is not amortized; however, it is subject to annual impairment testing. We conduct our annual impairment test at December 31. For the three months ended March 31, 2006, nothing came to our attention that would indicate that the carrying value of goodwill may be impaired.

Impairment of Long-lived Assets, Other Than Goodwill

We review long-lived assets, including intangible assets, for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires companies to test long-lived assets when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three months ended March 31, 2006, nothing came to our attention that would indicate that the carrying value of a long-lived asset may not be recoverable.

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

Certain items are included in our tax return at different times than they are reflected in our financial statements. As a result, our effective tax rate reflected in our financial statements is different than that reported in our tax return. Some of the differences are permanent, such as expenses that are not tax deductible, and some of the differences are temporary, and will reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction in our tax return in future years for which we have already recorded the benefit in our statements of income. We establish valuation allowances when we believe expected future taxable income will not be sufficient to realize the deferred tax asset.

In February 2006, we received notification that our federal tax return for 2004 was selected for examination. The examination is in process, and, while we cannot at this time access what the outcome of the examination will be, nothing has come to our attention that would indicate that our established reserves are not adequate.

Stock Options

We account for stock-based awards, including stock options, in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). We adopted the provisions of

SFAS 123R effective July 1, 2005 (the “Effective Date”), using the modified prospective transition method allowed under SFAS 123R. Under this method, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the Effective Date. Additionally, compensation cost for the unvested portion of awards outstanding as of the Effective Date is recognized as the requisite service is rendered after the Effective Date. Stock-based compensation expense of $77 was recognized in the three months ended March 31, 2006.

Prior to adopting SFAS 123R, we applied the disclosure only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transitions and Disclosure, an amendment to FASB Statement No. 123 (“SFAS 148”). The following table is presented in accordance with SFAS 148 and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R for the period ended March 31, 2005:

Three Months Ended March 31, 2005

Net income, as reported	$1,600
Add: Stock-based employee compensation expense included in reported net income, net of tax and minority interest	—
Deduct: Stock-based compensation expense determined under the fair value method, net of tax and minority interest	(151)
Pro forma net income	$1,449
Basic earnings per common share:
As reported	$0.24
Pro forma	$0.22
Diluted earnings per common share:
As reported	$0.23
Pro forma	$0.21

(4)  Discontinued Operations

On March 31, 2006, we completed the previously announced sale of our 91.52% interest (on a fully diluted basis) in Primrose to an affiliate of American Capital Strategies, Ltd. The aggregate purchase price was $85,000, subject to adjustments. The net aggregate purchase price was $82,800, after giving effect to certain adjustments set forth in the definitive stock purchase agreement that related to, among other things, payables owed to the Company and Capital Partners, employee bonuses and transaction costs. We received net proceeds of $76,753 for our interest in Primrose, but estimate that we will owe approximately $17,614 in taxes. The results of our discontinued operations for the three months ended March 31, 2006 include a gain of $36,566 from the sale of Primrose.

For the three months ended March 31, 2006 and 2005, revenues for Primrose were $4,010 and $3,302, respectively, and income was $448 and $1,013, respectively. Due to the sale of Primrose on March 31, 2006, there are no assets and liabilities of Primrose reflected in our balance sheet at March 31, 2006. At December 31, 2005, the assets and liabilities of Primrose consisted of the following:

Cash and cash equivalents	$3,400
Restricted cash	175
Accounts receivable, net	1,400
Recoverable costs, net	817
Deferred tax assets	1,348
Other assets	285
Current assets of discontinued operations	$7,425

Property, plant and equipment, net	$308
Goodwill, net	16,830
Intangible assets, net	6,179
Other	54
Non-current assets of discontinued operations	$23,371

Accounts payable	$254
Accrued expenses and other liabilities	749
Unearned revenue	3,300
Current liabilities of discontinued operations	$4,303

Deferred taxes	$2,863
Minority interests	319
Long-term liabilities of discontinued operations	$3,182

Cash flows from discontinued operations reported in our condensed consolidated statements of cash flows include only those items that affected cash and cash equivalents of continuing operations, such as cash payments that we made on behalf of Primrose and cash receipts that we received from Primrose for taxes, management fee and reimbursements of payments made on behalf of Primrose. Cash flows from discontinued operations do not include those items that affected cash and cash equivalents of Primrose only, such as Primrose net income and non-cash charges, changes in assets and liabilities of Primrose and capital expenditures made by Primrose.

(5)  Sale of the Company

In June 2005, the Company announced that our Board of Directors had determined to initiate a formal sale process to seek the highest price reasonable attainable for the Company. On March 31, 2006, we closed the sale of Primrose (see Note 4).

We continue to pursue the sale of the WC business and the balance of the Company and are currently considering offers for our interest in WC and the balance of the Company. We expect to enter into a definitive agreement for the sale of WC and the balance of the Company during the second quarter of 2006.

(6)  Acquisition

On March 31, 2005, we acquired, through our indirect, majority-owned subsidiary, Octagon Risk Services, Inc., 100% of the outstanding capital stock of Managed Care Holdings Corporation (“MCHC”) and its wholly owned subsidiary, Caronia Corporation (“Caronia”). Upon the consummation of the transaction, MCHC and Caronia became part of our Employer Cost Containment and Health Services operating segment.

The results of Caronia are reflected in our condensed consolidated statements of income from the acquisition date. Accordingly, the condensed consolidated statement of income for the three months ended March 31, 2005 does not include the operating results of Caronia. The following unaudited pro forma statement of income presents the combined results of the Company and Caronia for the three months ended March 31, 2005 as if the acquisition of Caronia had taken place on January 1, 2005. The pro forma amounts give effect to the amortization of intangibles, increased interest expense and the related income tax and minority interest effects. This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during this period and is not indicative of results that may be obtained in the future.

Revenues	$35,302

Selling, general and administrative expenses	31,763
Depreciation and amortization	1,098
Operating income	2,441
Interest expense	(701)
Other income, net	139
Income from continuing operations before income taxes and minority interest	1,879
Income tax expense	(997)
Minority interest in income of consolidated subsidiaries	(267)
Income from continuing operations	615
Income from discontinued operations	1,013
Net income	$1,628

Basic earnings per common share:
Continuing operations	$0.10
Discontinued operations	0.15
Total	$0.25

Diluted earnings per common share:
Continuing operations	$0.09
Discontinued operations	0.14
Total	$0.23

(7)  Earnings Per Share

Basic earnings per common share (“EPS”) are derived by dividing net income by the weighted average shares outstanding. The denominator for diluted EPS includes the weighted average shares outstanding plus the additional shares issued from the assumed exercise of stock options in Company stock and in stock of subsidiary companies (“diluted shares”). The assumed exercise of stock options of subsidiary companies has the effect of reducing our earnings (“diluted earnings”) since our overall ownership interest in the subsidiary companies, and thus our share of the net income of the subsidiaries, would be reduced. Diluted EPS are derived by dividing diluted earnings by the weighted average diluted shares outstanding. The calculation of basic and diluted EPS for the three months ended March 31, 2006 and 2005 is shown below. Share amounts are in thousands.

	Three Months Ended March 31,
	2006	2005

Basic weighted average shares outstanding — denominator for basic EPS	6,833	6,579
Dilutive effect of stock options	62	72
Diluted weighted average shares outstanding — denominator for diluted EPS	6,895	6,651

Income from continuing operations — numerator for basic EPS from continuing operations	$1,688	$587
Income from discontinued operations — numerator for basic EPS from discontinued operations	37,014	1,013
Net income — numerator for basic EPS	38,702	1,600
Effect of subsidiary stock options on income	(30)	(72)
Diluted earnings — numerator for diluted earnings per share	$38,672	$1,528

	Three Months Ended March 31,
	2006	2005
Basic earnings per common share:
Earnings from continuing operations	$0.24	$0.09
Earnings from discontinued operations	5.42	0.15
Total	$5.66	$0.24

Diluted earnings per common share:
Earnings from continuing operations	$0.24	$0.09
Earnings from discontinued operations	5.37	0.14
Total	$5.61	$0.23

(8)  Long-Term Debt and Notes Payable

At March 31, 2006 and December 31, 2005, long-term debt consisted of the following:

	March 31,	December 31,
	2006	2005

WC Term Loan	$32,400	$34,425
Less: current portion	9,674	9,674
Long-term debt	$22,726	$24,751

In connection with the acquisition of Caronia on March 31, 2005, WC obtained a $40,500 five-year, fully-amortizing term loan (the “WC Term Loan”). The WC Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option. Principal payments of $675 are due monthly, and an additional principal payment is due on April 30 of each year, based on the earnings of WC, as defined, for the preceding fiscal year (the “Accelerated Payment”). The Accelerated Payment based on 2005 earnings of WC was $1,574. This amount was paid subsequent to March 31, 2006.

WC also maintains an $8,000 revolving line of credit (the “WC Revolver”). Borrowings under the WC Revolver bear interest at LIBOR plus 2.0% or Prime minus 0.5%, at the Company’s option. At March 31, 2006 and December 31, 2005, there were no amounts outstanding under the WC Revolver. However, WC had outstanding letters of credit aggregating $1,250 at March 31, 2006 and December 31, 2005, which reduce the amount of available borrowing capacity under the WC Revolver on a dollar-for-dollar basis.

The WC Term Loan and WC Revolver contain restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio. Borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the Company’s ownership in the subsidiary. Management believes that the Company is currently in compliance with all of these requirements.

(9)  Stock Options

During the three months ended March 31, 2006, options to purchase 378,000 shares of Class A Common Stock were exercised at a weighted average exercise price of $8.78. The Company issued 378,000 shares of Class A Common Stock to satisfy these option exercises. As a result of these exercises, at March 31, 2006, there were 209,510 stock options outstanding at a weighted average exercise price of $9.56.

(10)  Related-Party Transactions

The Agreement with Capital Partners is effective for the calendar year and terminable by either Capital Partners or the Company as of any December 31 upon not less than 60 days’ prior written notice to the other. Fees paid to Capital Partners for advisory services are payable quarterly at the beginning of the quarter and were $388 for the three months ended March 31, 2006 and

2005.

The Agreement also provides for the payment of investment banking fees to Capital Partners for acquisition opportunities presented to the Company at usual and customary rates for transactions of similar size and complexity. Capital Partners is under no obligation to present to the Company any or all acquisition candidates of which it becomes aware. Furthermore, the Company is under no obligation to utilize Capital Partners for investment banking services. The payment of an investment banking fee to Capital Partners requires the approval of the Audit Committee, the Compensation Committee and the full Board of Directors. We paid Capital Partners an investment banking fee of $240 in 2005 in connection with the Caronia acquisition.

On December 23, 2005, the Company and Primrose entered into the Second Amended and Restated Advisory Services Agreement (the “Amended Agreement”) with Capital Partners effective January 1, 2006. Under the Amended Agreement, Capital Partners provides services similar to those provided under the Agreement, and the Company pays Capital Partners an annual fee of $1,550. The fee is payable quarterly at the beginning of the quarter. Under the terms of the Amended Agreement, if the Company and/or Primrose are sold prior to June 30, 2006, Capital Partners will continue to provide services to the Company and/or Primrose under the Amended Agreement for a period of six months following the effective date of sale.

In addition, under the Amended Agreement, Capital Partners will provide advisory services to the Company in connection with managing the formal sale process, including in the areas of planning such sale process, selecting and evaluating potential buyers, negotiating directly or indirectly with potential buyers and consummating a sale of the Company, or if applicable, the sale of Primrose and the sale of the balance of the Company in two separate transactions. In exchange for such services, if a sale of the Company, or if applicable, the sale of Primrose and the sale of the balance of the Company in two separate transactions, is consummated on or before June 30, 2006, the Company will pay to Capital Partners a sale bonus of $2,000 (the “Incentive Sale Bonus”), plus or minus an amount (the “Adjustment Amount”) based on the aggregate sale proceeds obtained from the sale of the Company, or if applicable, the sale of Primrose and the sale of the balance of the Company in two separate transactions. Capital Partners did not earn a bonus as a result of the separate sale of Primrose on March 31, 2006. Rather, the Incentive Sale Bonus, including the Adjustment Amount, will be earned and payable upon the sale of the balance of the Company if the sale of the balance of the Company is consummated on or before June 30, 2006 (see Note 13).

In connection with the closing of the sale of Primrose, on March 31, 2006 the Amended Agreement was further amended to remove Primrose as a party to the Amended Agreement, and to require Primrose to pay Capital Partners at the closing Primrose’s $194 share of the advisory fee owed by the Company to Capital Partners. Both the Amended Agreement and the March 31, 2006 amendment were approved by the Audit Committee, the Compensation Committee and the full Board of Directors.

(11)  Segment Disclosure

After the sale of Primrose, we have one operating segment. Management evaluates the performance of the Employer Cost Containment and Health Services segment based upon segment income, defined as earnings before interest, taxes, depreciation, amortization, minority interests, corporate expenses and management fee, other income and discontinued operations. Segment income is used to evaluate performance because management believes this is the best financial indicator of value, our ability to incur and service debt, and to generate operating cash flows. It is also one method by which management evaluates and values potential acquisition opportunities. Segment income is not a substitute for operating income or cash flows from operating activities determined in accordance with GAAP. Segment income was $5,771 and $3,555 for the three months ended March 31, 2006 and 2005, respectively. A reconciliation of segment income to its most comparable GAAP measure, net income, is provided below:

	Three months ended March 31,
	2006	2005

Segment income	$5,771	$3,555
Depreciation and amortization	(1,228)	(893)
Interest expense	(624)	(430)
Income tax expense	(1,217)	(679)
Minority interest	(334)	(260)
Corporate expenses and management fee	(780)	(845)
Other income	100	139
Income from discontinued operations	448	1,013
Gain on sale of discontinued operations	36,566	—
Net income	$38,702	$1,600

(12)  Contingencies

CMI is party to a complaint brought by the Cleveland Bar Association that alleged that certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law. CMI believes that its practices do not differ from those of any other Ohio workers’ compensation third-party administrator and do not constitute the unauthorized practice of law.

In May 2004, the Board of Commissioners on the Unauthorized Practice of Law (the “UPL Board”) found that the activities of CMI and its hearing representatives constituted the unauthorized practice of law; CMI appealed these findings to the Ohio Supreme Court (the “Supreme Court”). In December 2004, the Supreme Court ruled that the activities engaged in by CMI and its hearing representatives did not constitute the unauthorized practice of law if those activities met guidelines established by the Industrial Commission of Ohio. However, in its decision, the Supreme Court remanded the matter back to the UPL Board to consider whether those activities that were the subject of the original suit were in violation of certain Industrial Commission resolutions.

After hearing oral arguments, the UPL Board issued a recommendation, released on December 14, 2005, that CMI did engage in specific activities that constituted the unauthorized practice of law. CMI, along with 80 trade associations, has objected to those recommendations and asked the Supreme Court to consider the matter. The recommendations of the UPL Board included a recommendation that the Supreme Court not assess any civil monetary penalties. The Cleveland Bar Association has filed an objection to the recommendation of the UPL Board relative to the finding of no penalties and requested, in a filing dated February 8, 2006, that a $28,000 assessment be levied against CMI.

On April 11, 2006, the Ohio Supreme Court heard the matter, and the Company is awaiting a decision. At this time, management is unable to evaluate the outcome of the matter or determine whether penalties ultimately will be assessed. CMI management believes its current practices are in compliance with the Industrial Commission resolutions and subsequent guidance memorandums, and intends to vigorously defend itself in this matter.

We are party to several legal actions arising in the ordinary course of business. It is management’s opinion that we have adequate legal defenses to these actions, and that the resolution of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

(13)  Subsequent Events

On May 11, 2006, the Amended Agreement was further amended to extend the time period for Capital Partners to earn the Incentive Sales Bonus and any Adjustment Amount from the sale of the balance of the Company from June 30, 2006 until September 30, 2006 (see Note 10). The May 11, 2006 amendment was approved by the Audit Committee, the Compensation Committee and the full Board of Directors.

During the second quarter, an additional 105,502 shares of the Company’s Class A Common Stock were issued pursuant to the exercise of stock options at a weighted average exercise price of $8.86.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation and medical malpractice insurance in the various states in which the Company’s employer cost containment and health services segment operates, the Company’s ability to enhance its existing services and successfully introduce and market new services, new service developments by the Company’s competitors, market acceptance of new services of both the Company and its competitors, competitive pressures on prices, the ability to attract and retain qualified personnel, interest rates, the effects on the Company of an event of default under the Company’s loan agreement and decisions relative to and the outcome of the Company’s formal sale process. For more comprehensive and detailed disclosures of risk factors and uncertainties, see our Annual Report on Form 10-K for the year ended December 31, 2005.

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes of Security Capital Corporation and its subsidiaries (the “Company,” “we,” “us” and “our”) appearing elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. All dollar amounts are in thousands.

Company Overview

The Company operates as a holding company that actively participates in the management of its subsidiaries. The Company has an Advisory Services Agreement (the “Agreement”) with Capital Partners, Inc. (“Capital Partners”), the representative of the Company’s controlling stockholder, whereby Capital Partners provides certain advisory services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy. Mr. Brian Fitzgerald controls Capital Partners and serves as our Chairman of the Board of Directors, President and Chief Executive Officer.

On March 31, 2006, we closed the previously announced sale of Primrose Holdings, Inc. (“Primrose”) to an affiliate of American Capital Strategies, Ltd. for an aggregate purchase price of $85,000, subject to adjustments. Primrose was a majority-owned subsidiary involved in the franchising of educational childcare centers, with related activities in real estate consulting and site selection services. Due to the sale of Primrose, the operating results of Primrose for the three months ended March 31, 2006 have been reported as discontinued operations and the financial statements at December 31, 2005 for the three months ended March 31, 2005 have been restated to present the financial condition, results of operations and cash flows of Primrose as discontinued operations consistent with the 2006 presentation. Prior to its sale, Primrose was reported in our Educational Services segment.

After the sale of Primrose, we have one subsidiary, WC Holdings, Inc. (“WC”). WC is a majority-owned subsidiary that, through it wholly owned subsidiary, CompManagement, Inc. (“CMI”), provides cost containment services relative to direct and indirect costs of corporations and their employees primarily relating to industrial health and safety, industrial medical care and workers’ compensation insurance. WC’s activities are primarily centered in Ohio, California, Virginia, Maryland, Texas, Michigan, Florida, Washington, Minnesota and New York. The operating results of WC are reported in our Employer Cost Containment and Health Services segment.

We continue to pursue the sale of the WC business and the balance of the Company and are currently considering offers for our interest in WC and the balance of the Company. We expect to enter into a definitive agreement for the sale of WC and the balance of the Company during the second quarter of 2006.

Critical Accounting Policies

There are certain accounting policies that we believe are critical to our business and the understanding of our financial statements, either because of their magnitude to the financial statements or because they require management to make certain estimates and assumptions. These critical accounting policies are described below. For additional disclosures with respect to our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2005.

Revenue Recognition

Revenues for the Employer Cost Containment and Health Services segment are derived from third-party administrator services, self-insured plan administrator services, consulting services, group rating services, and managed care administration services. Revenues are recorded based on the terms and duration of the related contracts. Revenues from managed care administration services with the Ohio Bureau of Workers’ Compensation are recognized on a monthly basis based on the contracted administrative fee. Certain contracts also provide for an incentive or bonus award based on the attainment of certain criteria stipulated in the contracts. Revenues from incentive or bonus awards are recognized when they are earned and collectibility is reasonably assured. Cash received in advance of the services being provided is initially deferred and recognized as revenue on a pro rata basis over the related contract period, which typically ranges between three and 12 months.

Allowance for Doubtful Accounts and Uncollectible Recoverable Costs

Our receivables are comprised primarily of amounts due for contract services provided by WC. We establish an allowance for doubtful accounts based on a review of the current status of the receivable, customer credit evaluations, collection history and other pertinent information. Receivables are generally not collateralized.

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

Goodwill represents the excess of the purchase price of acquisitions over the estimated fair value of the tangible and identified intangible assets acquired and liabilities assumed. Goodwill is not amortized; however, it is subject to annual impairment testing. We conduct our annual impairment test at December 31. For the three months ended March 31, 2006, nothing came to our attention that would indicate that the carrying value of goodwill may be impaired.

Impairment of Long-lived Assets, Other Than Goodwill

We review long-lived assets, including intangible assets, for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires companies to test long-lived assets when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three months ended March 31, 2006, nothing came to our attention that would indicate that the carrying value of a long-lived asset may not be recoverable.

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

Certain items are included in our tax return at different times than they are reflected in our financial statements. As a result, our effective tax rate reflected in our financial statements is different than that reported in our tax return. Some of the differences are permanent, such as expenses that are not tax deductible, and some of the differences are temporary, and will reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction in our tax return in future years for which we have already recorded the benefit in our statements of income. We establish valuation allowances when we believe expected future taxable income will not be sufficient to realize the deferred tax asset.

Stock Options

We account for stock-based awards, including stock options, in accordance with the provisions of Statement of

Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). We adopted the provisions of SFAS 123R effective July 1, 2005 (the “Effective Date”), using the modified prospective transition method allowed under SFAS 123R. Under this method, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the Effective Date. Additionally, compensation cost for the unvested portion of awards outstanding as of the Effective Date is recognized as the requisite service is rendered after the Effective Date. Stock-based compensation expense of $77 was recognized in the three months ended March 31, 2006.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March 31, 2006 increased $5,727, or 18%, to $37,312 compared to revenues of $31,585 for the three months ended March 31, 2005. The increase was primarily driven by revenue of $3,487 from Caronia Corporation (“Caronia”). Caronia was acquired on March 31, 2005 and, therefore, the revenues of Caronia were not included in revenues for the three months ended March 31, 2005, but were included in revenue beginning with the second quarter of 2005. The remaining increase can be attributed to the revenue contribution of service contracts entered into during 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2006 increased $3,446, or 12%, to $32,321 compared to SG&A of $28,875 for the three months ended March 31, 2005. The increase was driven by the SG&A from Caronia of $2,674, an increase in salaries and benefits of approximately $1,830 due to increase personnel to service the growth in customers, higher rent and office expense of $400 due to the leasing of additional office facilities and equipment due to the growth in customers, and legal costs of $200 associated with the settlement of litigation. The first quarter of 2005 included $2,100 expenses associated with an internal investigation.

The Agreement with Capital Partners is effective for the calendar year and terminable by either Capital Partners or the Company as of any December 31 upon not less than 60 days’ prior written notice to the other. Fees paid to Capital Partners for advisory services are payable quarterly at the beginning of the quarter. Advisory fees included in SG&A for the quarters ended March 31, 2006 and 2005 were $388.

On December 23, 2005, the Company and Primrose, entered into the Second Amended and Restated Advisory Services Agreement (the “Amended Agreement”) with Capital Partners effective January 1, 2006. Under the Amended Agreement, Capital Partners provides services similar to those provided under the Agreement, and the Company pays Capital Partners an annual fee of $1,550. The fee is payable quarterly at the beginning of the quarter. Under the terms of the Amended Agreement, if the Company and/or Primrose are sold prior to June 30, 2006, Capital Partners will continue to provide services to the Company and/or Primrose under the Amended Agreement for a period of six months following the effective date of sale.

In addition, under the Amended Agreement, Capital Partners provides advisory services to the Company in connection with managing the formal sale process, including in the areas of planning such sale process, selecting and evaluating potential buyers, negotiating directly or indirectly with potential buyers and consummating a sale of the Company, or if applicable, the sale of Primrose and the sale of the balance of the Company in two separate transactions. In exchange for such services, if a sale of the Company, or if applicable, the sale of Primrose and the sale of the balance of the Company in two separate transactions, is consummated on or before September 30, 2006, the Company will pay to Capital Partners a sale bonus of $2,000 (the “Incentive Sale Bonus”), plus or minus an amount (the “Adjustment Amount”) based on the aggregate sale proceeds obtained from the sale of the Company, or if applicable, the sale of Primrose and the sale of the balance of the Company in two separate transactions. Capital Partners did not earn a bonus as a result of the separate sale of Primrose on March 31, 2006. Rather, the Incentive Sale Bonus, including the Adjustment Amount, will be earned and payable upon the sale of the balance of the Company, if the sale of the balance of the Company is consummated on or before September 30, 2006.

In connection with the closing of the sale of Primrose, on March 31, 2006 the Amended Agreement was further amended to remove Primrose as a party to the Amended Agreement, and to require Primrose to pay Capital Partners at the closing Primrose’s $194 share of the advisory fee owed by the Company to Capital Partners. Both the Amended Agreement and the March 31, 2006 amendment were approved by the Audit Committee, Compensation Committee and the full Board of Directors.

Under the terms of the Amended Agreement, the sale of the Company, or if applicable, the sale of Primrose and the sale of the balance of the Company in two separate transactions, had to be consummated on or before June 30, 2006, in order for Capital Partners to earn the Incentive Sales Bonus and the Adjustment Amount. On May 11, 2006, the Audit Committee, the

Compensation Committee and the full Board of Directors approved an amendment to the Amended Agreement to extend the time period for Capital Partners to earn the Incentive Sales Bonus and any Adjustment Amount from the sale of the balance of the Company from June 30, 2006 until September 30, 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense (“D&A”) increased $335, or 38%, to $1,228 for the three months ended March 31, 2006 compared to $893 for the three months ended March 31, 2005. The increase is primarily due to D&A of $281 from Caronia and the additional depreciation expense from asset additions placed in service during 2005.

Interest Expense

Interest expense increased by $194, or 45%, to $624 for the three months ended March 31, 2006 compared to $430 for the three months ended March 31, 2005. The increase in interest expense is primarily due to higher average outstanding borrowings during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. In connection with the acquisition of Caronia, on March 31, 2005, WC obtained a $40,500 five-year, fully-amortizing term loan (the “WC Term Loan”). The proceeds of the WC Term Loan were used to fund the Caronia acquisition and repay then-existing outstanding debt. The WC Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option. WC also has an $8,000 revolving line of credit (the “WC Revolver”) that bears interest at LIBOR plus 2.0% or Prime minus 0.5%, at the Company’s option. There were no borrowings under the WC Revolver during the three months ended March 31, 2006 and 2005. WC has outstanding letters of credit aggregating $1,250 at March 31, 2006, which reduce the amount of available borrowing capacity under the WC Revolver on a dollar-for-dollar basis. Accordingly, at March 31, 2006, WC had available borrowing capacity of $6,750.

WC seeks to mitigate its exposure to changes in variable rates through the use of interest rate swaps, which effectively convert variable rate debt to fixed rate debt. WC has an interest rate swap with a notional value of $10,000 under which it pays a fixed rate of 3.44% and receives a variable rate based on one-month LIBOR. For the three months ended March 31, 2005, WC had interest rate swap agreements with an aggregate notional value of $18,500, under which it paid a weighted-average fixed rate of 4.55% and received a variable rate based on one-month LIBOR. In December 2005, an interest rate swap agreement with a notional value of $8,500, under which WC paid a fixed rate of 5.85% and received a variable rate based on one-month LIBOR, expired.

Income Taxes

Income tax expense was $1,218 and $679 for the quarters ended March 31, 2006 and 2005, respectively, representing an overall effective tax rate of 37.6% and 44.5%, respectively.

In February 2006, we received notification that our federal tax return for 2004 was selected for examination. The examination is in process, and, while we cannot at this time access what the outcome of the examination will be, nothing has come to our attention that would indicate that our established reserves are not adequate.

Discontinued Operations

Income from discontinued operations was $448 and $1,013 for the three months ended March 31, 2006 and 2005, respectively. The decrease in income from discontinued operations in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to one-time expenses incurred in connection with the sale. Discontinued operations for the three months ended March 31, 2006 also includes a gain from the sale of Primrose of $36,566.

LIQUIDITY AND CAPITAL RESOURCES

The net aggregate purchase price for Primrose was $82,800, after giving effect to certain adjustments set forth in the definitive stock purchase agreement that related to, among other things, payables owed to the Company and Capital Partners, employee bonuses and transaction costs. We received net proceeds of $76,753 for our 91.52% interest (on a fully diluted basis) in Primrose, but estimate that we will owe $17,614 in taxes. The actual amount of taxes to be paid on the gain from the sale of Primrose is still being finalized, and payment of these taxes is not due until November 15, 2006.

Cash flow from operations for the three months ended March 31, 2006 was $3,698 compared to $5,924 for the three months ended March 31, 2005. The decrease was attributable to lower collections of accounts receivable and increased payments of accounts payable, partially offset by an increase in cash flows from discontinued operations. As a result of the sale of Primrose, all intercompany account balances were settled prior to the close, resulting in cash receipts from Primrose of $853.

Cash provided by investing activities was $76,364 for the three months ended March 31, 2006 and was composed of the $76,753 received from the sale of Primrose, partially offset by $389 for capital expenditures. In 2005, cash used in investing activities of $13,882 was composed of $13,449 to acquire Caronia and $433 for capital expenditures.

Cash provided by financing activities for the three months ended March 31, 2006 totaled $2,143 and was composed of proceeds of $3,325 from the exercise of options to purchase stock of the Company and WC and the related tax benefit of $843, partially offset by scheduled principal payments under the WC Term Loan of $2,025. Cash provided by financing activities for the three months ended March 31, 2005 totaled $17,390 and was composed of net proceeds of $40,359 from the issuance of the WC Term Loan, the repayment of long-term debt of $24,929, and proceeds of $1,960 from the exercise of stock options.

The terms of the WC Term Loan require monthly principal payments of $675. The WC Term Loan also requires than an additional principal payment be made on April 30 of each year, based on the earnings of WC, as defined, for the preceding fiscal year (the “Accelerated Payment”). The Accelerated Payment based on 2005 earnings of WC was $1,574. This amount was paid during the second quarter of 2006.

During the second quarter, we received cash of $935 from the exercise of stock options and issued an additional 105,502 shares of the Company’s Class A Common Stock. Also in the second quarter, we paid an additional $800 of costs associated with the sale of Primrose. These costs were accrued in the first quarter and reflected in the reported gain from the sale of Primrose. Management believes that cash flows from operations along with the available borrowing capacity under the WC Revolver will be sufficient to fund our operations and service our debt for the next 12 to 24 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Risk Management

Market risks relating to our operations result primarily from changes in interest rates. Our interest rate risk management objective is to lower our overall borrowing costs and to mitigate the impact of changing interest rates on our net income and cash flows. We achieve our objective primarily through the use of interest rate swap agreements, which effectively convert variable rate debt to fixed rate debt. At March 31, 2006, WC had an interest rate swap agreement with a notional value of $10,000. After the effect of the swap, variable rate debt comprised 69% of total debt at March 31, 2006 compared to 71% at December 31, 2005. The swap expires in February 2009.

The interest rate swap exposes us to credit risk in the event that the counterparty to the agreement does not or cannot meet its obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparty to the swap is a major financial institution, which we expect to fully perform under the terms thereof. We do not utilize interest rate swaps or other derivative financial instruments for trading or speculative purposes.

Market Risk Sensitive Instruments

The weighted average borrowing rate for the three months ended March 31, 2006 was 7.4% compared to 7.1% for the three months ended March 31, 2005. A one percentage point increase in the weighted average borrowing rate on our variable rate debt for the quarters ended March 31, 2006 and 2005 would not have had a material impact on the amount of interest expense recognized during the periods.

Item 4. Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company believes that no system of disclosure controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system are met, and no such controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                                 Change in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

After hearing oral arguments, the UPL Board issued a recommendation, released on December 14, 2005, that CMI did engage in specific activities that constituted the unauthorized practice of law. CMI, along with 80 trade associations, has objected to those recommendations and asked the Supreme Court to consider the matter. The recommendations of the UPL Board included a recommendation that the Supreme Court not assess any civil monetary penalties. The Cleveland Bar Association has filed an objection to the recommendation of the UPL Board relative to the finding of no penalties and requested, in a filing dated February 8, 2006, that a $28,000 assessment be levied against CMI.

On April 11, 2006, the Ohio Supreme Court heard the matter, and the Company is awaiting a decision. At this time, management is unable to evaluate the outcome of the matter or determine whether penalties ultimately will be assessed. CMI management believes its current practices are in compliance with the Industrial Commission resolutions and subsequent guidance memorandums, and intends to vigorously defend itself in this matter.

We are party to several legal actions arising in the ordinary course of business. It is management’s opinion that we have adequate legal defenses to these actions, and that the resolution of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 5. Other Information

On May 11, 2006, the Audit Committee, the Compensation Committee and the full Board of Directors approved an amendment to the Amended Agreement to extend the time period for Capital Partners to earn the Incentive Sales Bonus and any Adjustment Amount from the sale of the balance of the Company from June 30, 2006 until September 30, 2006.

Item 6. Exhibits

Exhibit No.	Description

10.101

Amendment dated March 31, 2006 to the Second Amended and Restated Advisory Services Agreement dated as of December 23, 2005, and effective as of January 1, 2006, among Security Capital Corporation, Capital Partners, Inc., and Primrose Holdings, Inc.

10.102	Stock Purchase Agreement dated February 10, 2006, among PHC Acquisition, Inc., Primrose Holdings, Inc. and the parties set forth on Schedule A and Schedule B.

10.103

Settlement Agreement and Release dated March 9, 2006 by and among Paul A. Miller, Robert J. Bossart, CompManagement Inc., CMI Management Company, CompManagement Health Systems Inc., CompManagement Integrated Disability Services, Inc., WC Holdings, Inc. and Security Capital Corporation.

31.1

Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 under Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer, and William R. Schlueter, Senior Vice President and Chief Financial Officer, of Security Capital Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION

Date: May 15, 2006	By:	/s/ Brian D. Fitzgerald
Brian D. Fitzgerald Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ William R. Schlueter
William R. Schlueter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit No.	Description

10.101

Amendment dated March 31, 2006 to the Second Amended and Restated Advisory Services Agreement dated as of December 23, 2005, and effective as of January 1, 2006, among Security Capital Corporation, Capital Partners, Inc., and Primrose Holdings, Inc.

10.102

Stock Purchase Agreement dated February 10, 2006, among PHC Acquisition, Inc., Primrose Holdings, Inc. and the parties set forth on Schedule A and Schedule B. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.103

Settlement Agreement and Release dated March 9, 2006 by and among Paul A. Miller, Robert J. Bossart, CompManagement Inc., CMI Management Company, CompManagement Health Systems Inc., CompManagement Integrated Disability Services, Inc., WC Holdings, Inc. and Security Capital Corporation.

31.1

Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 under Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer, and William R. Schlueter, Senior Vice President and Chief Financial Officer, of Security Capital Corporation.