Form 10-Q
period 2006-06-30
SECURITY CAPITAL CORP/DE/
filed 2006-08-11
CIK 314340

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2006.
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

As of August 10, 2006, there were 7,358,082 outstanding shares of Class A Common Stock, par value $ 0.01, and 380 outstanding shares of Common Stock, par value $ 0.01, of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements

Security Capital Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,553	$8,940
Accounts receivable, net	18,380	21,124
Deferred income taxes.	1,339	1,244
Other current assets	2,689	1,580
Current assets of discontinued operations	—	7,425
Total current assets	23,961	40,313
Property and equipment, net	8,141	8,282
Goodwill, net	55,727	55,727
Identified intangible assets, net	11,180	12,358
Deferred income taxes	475	668
Other assets	1,523	1,055
Non-current assets of discontinued operations	—	23,371
Total assets	$101,007	$141,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,236	$—
Accounts payable	562	2,171
Accrued expenses and other liabilities	10,591	12,013
Income taxes payable	5,435	6,784
Unearned revenue	21,010	25,239
Current portion of long-term debt	8,100	9,674
Current liabilities of discontinued operations	—	4,303
Total current liabilities	46,934	60,184
Long-term debt	20,701	24,751
Other long-term obligations	2,317	2,465
Long-term liabilities of discontinued operations	—	3,182
Minority interests	4,403	3,637

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value, 7,500 shares authorized; 380 shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 10,000,000 shares authorized; 7,365,804 shares issued, 7,358,082 shares outstanding	74	68
Additional paid-in capital	74,070	67,010
Accumulated deficit	(47,665)	(19,632)
Accumulated other comprehensive income	258	194
Less: treasury stock, at cost, 7,722 shares	(85)	(85)
Total stockholders’ equity	26,652	47,555
Total liabilities and stockholders’ equity	$101,007	$141,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Revenues	$38,610	$36,478	$75,922	$68,063

Selling, general and administrative expenses	33,928	32,006	66,249	60,880
Depreciation and amortization	1,231	1,161	2,459	2,054
Operating income	3,451	3,311	7,214	5,129
Interest expense	(611)	(684)	(1,235)	(1,114)
Other income, net	977	186	1,078	325
Income from continuing operations before income taxes, minority interest and gain on sale of discontinued operations	3,817	2,813	7,057	4,340
Income tax (expense) benefit	(169)	448	(1,386)	(232)
Minority interest in income of consolidated subsidiaries	(432)	(451)	(766)	(711)
Income from continuing operations	3,216	2,810	4,905	3,399
Income from discontinued operations (net of tax of $233 for the six months ended June 30, 2006 and $585 and $1,173 for the three and six months ended June 30, 2005, respectively)	—	1,005	448	2,018
Gain on sale of discontinued operations (net of tax of $21,044 for the six months ended June 30, 2006)	(3,431)	—	33,135	—
Net (loss) income	$(215)	$3,815	$38,488	$5,415

Net (loss) income	$(215)	$3,815	$38,488	$5,415
Unrealized gain (loss) on interest rate swap (net of tax and minority interest of $24 and $(83) for the three months ended June 30, 2006 and 2005, respectively, and tax and minority interest of $66 and $32 for the six months ended June 30, 2006 and 2005, respectively)	25	(74)	65	28
Comprehensive (loss) income	$(190)	$3,741	$38,553	$5,443

Basic (loss) earnings per common share:
Earnings from continuing operations	$0.44	$0.41	$0.70	$0.51
(Loss) earnings from discontinued operations	(0.47)	0.15	4.76	0.30
Basic (loss) earnings per common share	$(0.03)	$0.56	$5.46	$0.81
Diluted (loss) earnings per common share:
Earnings from continuing operations	$0.44	$0.41	$0.69	$0.48
(Loss) earnings from discontinued operations	(0.47)	0.14	4.74	0.30
Diluted (loss) earnings per common share	$(0.03)	$0.55	$5.43	$0.78
Basic weighted average shares used in computation	7,263	6,771	7,049	6,677
Diluted weighted average shares used in computation	7,263	6,861	7,080	6,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$38,488	$5,415
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(448)	(2,018)
Gain on sale of discontinued operations	(33,135)	—
Benefit from reversal of certain reserves	(1,431)	(1,684)
Stock-based compensation	389	—
Depreciation	1,280	1,105
Amortization	1,179	949
Minority interest in income of consolidated subsidiary	766	711
Amortization of deferred financing costs	96	91
Allowances for doubtful accounts	63	238
Unrealized gain on derivative	—	(153)
Changes in operating assets and liabilities, net of effects of acquisition:
Decrease in accounts receivable	2,681	3,180
Increase in other assets	(1,578)	(295)
Decrease in unearned revenue	(4,229)	(9,725)
Decrease in accounts payable, accrued expenses and other liabilities	(4,797)	(3,567)
Cash flow from discontinued operations	853	425
Net cash provided by (used in) operating activities	177	(5,328)
Cash flows from investing activities:
Net proceeds from sale of subsidiary (net of tax—See Note 4)	57,807	—
Capital expenditures	(1,139)	(1,042)
Acquisition (net of acquired cash of $2,611 in 2005)	—	(13,730)
Net cash provided by (used in) investing activities	56,668	(14,772)
Cash flows from financing activities:
Proceeds from long-term borrowings (net of deferred financing costs of $141)	—	40,359
Repayments of long-term borrowings	(5,624)	(26,954)
Proceeds from notes payable borrowings	15,408	2,465
Repayments of notes payable	(14,172)	(450)
Dividends paid	(66,521)	—
Proceeds from employee stock option exercises	5,329	1,960
Tax benefit of stock option exercises	1,348	201
Net cash (used in) provided by financing activities	(64,232)	17,581

Decrease in cash and cash equivalents	(7,387)	(2,519)
Cash and cash equivalents, beginning of period	8,940	10,400
Cash and cash equivalents, end of period	$1,553	$7,881

Supplemental cash flow information:
Non-cash investing activities
Accrued transaction costs related to acquisition	$—	$479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Security Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share amounts, unless otherwise noted)

(1)   Basis of Presentation

The unaudited interim financial statements of Security Capital Corporation and its subsidiaries (the “Company,” “we,” “us” and “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.  In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made.  The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements include 100% of the assets and liabilities of the Company’s subsidiaries, and the ownership interests of the minority investors in the subsidiaries are recorded as minority interests.

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

Primrose, through its wholly owned subsidiary, Primrose School Franchising Company, Inc., is the exclusive franchisor of Primrose Schools, an industry leader in early childhood education and high-quality childcare services, with related activities in real estate consulting and site selection services.  Due to the sale of Primrose on March 31, 2006, the results of operations and cash flows of Primrose for the six months ended June 30, 2006 are reported as discontinued operations (see Note 4).  The operations of Primrose and its wholly owned subsidiaries had comprised our Educational Services segment.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  Significant estimates include an allowance for doubtful accounts, incurred but not reported employee health care costs, reserves for potential loss contingencies, the utilization of future tax benefits, the estimates and assumptions inherent in our goodwill impairment testing procedures, the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, the determination of the economic lives of intangible assets, and the estimates inherent in the determination of the fair value of stock-based awards.

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

Goodwill represents the excess of the purchase price of acquisitions over the estimated fair value of the tangible and identified intangible assets acquired and liabilities assumed.  Goodwill is not amortized; however, it is subject to annual impairment testing.  We conduct our annual impairment test at December 31.  During the six months ended June 30, 2006, nothing came to our attention that would indicate that the carrying value of goodwill may be impaired.

Impairment of Long-lived Assets, Other Than Goodwill

We review long-lived assets, including intangible assets, for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 requires companies to test long-lived assets when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  During the six months ended June 30, 2006, nothing came to our attention that would indicate that the carrying value of a long-lived asset may not be recoverable.

Income Tax Expense and Accruals

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, whereby deferred taxes are recognized based on the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities, using presently enacted rates.  Certain judgment is required in determining our annual effective tax rate and in evaluating our tax positions.  While we believe that our tax return positions are fully supportable, we expect that certain positions could be challenged, and we may not be able to successfully defend our positions.  Accordingly, we establish certain reserves, including interest, for these items.  We adjust these reserves as facts and circumstances change or as we become aware of additional information.  In the second quarters of 2006 and 2005, we reversed $1,431 and $1,684, respectively, of previously recorded tax reserves due to the passage of time and management’s belief that these reserves were no longer necessary.  The reversal of these reserves reduced our reported income tax provision.

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

In February 2006, we received notification that our federal tax return for 2004 was selected for examination.  The examination is in process, and we cannot at this time assess what the outcome of the examination will be.

Stock Options

We have granted stock options to certain key employees and directors of the Company to purchase shares of Class A Common Stock of the Company.  We have also granted stock options to certain key employees of WC to purchase shares of WC.  We account for these stock options in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  We adopted the provisions of SFAS 123R effective July 1, 2005 (the “Effective Date”), using the modified prospective transition method allowed under SFAS 123R.  Under this method, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the Effective Date.

Compensation cost for the unvested portion of awards outstanding as of the Effective Date is recognized as the requisite service is rendered after the Effective Date.  During the second quarter of 2006, in connection with the declaration of a special cash dividend (see Note 9), the Board of Directors accelerated the vesting of 104,008 unvested stock options to purchase shares of Class A Common Stock of the Company.  As a result of the accelerated vesting of these stock options, the remaining unrecognized compensation cost relating to these options of $236 was recognized in the quarter.  Consolidated stock-based compensation expense for the three and six months ended June 30, 2006 was $312 and $389, respectively.

Prior to adopting SFAS 123R, we applied the disclosure only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transitions and Disclosure, an amendment to FASB Statement No. 123 (“SFAS 148”).  The following table is presented in accordance with SFAS 148 and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$3,815	$5,415
Deduct: Stock-based compensation expense determined under the fair value method, net of related tax effects and minority interest	(156)	(307)
Pro forma net income	$3,659	$5,108

Basic earnings per common share:
As reported	$0.56	$0.81
Pro forma	$0.54	$0.77
Diluted earnings per common share:
As reported	$0.55	$0.78
Pro forma	$0.53	$0.74

(4)       Sale of Primrose

On March 31, 2006, we completed the sale of Primrose for a net aggregate sale price of $82,800, after giving effect to certain adjustments set forth in the definitive stock purchase agreement.  We received net pre-tax proceeds of $76,753 for our 91.52% (on a fully diluted basis) interest and incurred a net tax liability of $18,946.  The net tax liability is composed of a $21,044 tax liability arising out of the sale of Primrose less a $2,098 estimated tax benefit from certain compensation deductions that will arise in connection with the consummation of the merger.  Our net after-tax proceeds from the sale of Primrose were $57,807.

Due to the sale of Primrose, the results of operations and cash flows of Primrose for the six months ended June 30, 2006 are reported as discontinued operations.  The sale of Primrose was effective March 31, 2006; accordingly, the results of operations and cash flows of Primrose for the three months ended June 30, 2006 are not included in our consolidated financial statements.  The financial statements at December 31, 2005 and for the three and six months ended June 30, 2005 have been restated to present the financial condition, results of operations and cash flows of Primrose as discontinued operations consistent with the 2006 presentation.  Revenues and income from discontinued operations for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$—	$3,389	$4,010	$6,691

Net income	$—	$1,005	$448	$2,018
Gain on sale of discontinued operations	(3,431)	—	33,135	—
Total income from discontinued operations	$(3,431)	$1,005	$33,583	$2,018

During the second quarter of 2006, the determination of the amount of taxes owed from the sale of Primrose was finalized and resulted in a downward adjustment of $3,431 to our previously reported gain.

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

(5)       Sale of the Company

On June 12, 2006, we entered into a merger agreement to be acquired by Sedgwick CMS Holdings, Inc. (“Sedgwick CMS”).  The merger contemplated by the merger agreement is subject to a vote of the stockholders of Security Capital at a special meeting of stockholders scheduled to be held on September 8, 2006 (the “Special Meeting”).  Under the terms of the merger agreement, Security Capital stockholders will receive $16.46 per share in cash for their Company shares.

Concurrent with the execution of the merger agreement, the holders of approximately 80% of the Company’s outstanding Class A Common Stock and Common Stock (including Brian D. Fitzgerald and CP Acquisition, L.P. No. 1) entered into a voting agreement with Sedgwick CMS pursuant to which these stockholders have agreed, among other things, to vote all of their shares in favor of the merger.  The voting agreement will terminate if the merger agreement is terminated.

In order to enable Sedgwick CMS to acquire 100% of the principal subsidiaries of Security Capital, the Company has also entered into a stock purchase agreement to acquire all of the outstanding WC shares and options not currently owned by the Company.  It is expected that the Company will acquire such shares and options immediately prior to consummating the merger.

Additionally, concurrent with the execution of the merger agreement and the WC stock purchase agreement, certain of the Company’s stockholders (including Brian D. Fitzgerald, CP Acquisition, L.P. No. 1 and each of the Company’s directors) and the minority holders of WC shares and options have entered into an indemnification agreement pursuant to which such parties have agreed to provide Sedgwick CMS with indemnification with respect to certain matters.  As security for such indemnification, a portion of the consideration otherwise payable to such stockholders under the merger agreement and the WC stock purchase agreement will be placed into escrow at the time such transactions are consummated.  The Company’s public stockholders will not be subject to such indemnification agreement, and none of the merger consideration payable to the public stockholders will be placed into escrow.

The consummation of the merger is subject to customary closing conditions, including the approval of Security Capital stockholders and the Company’s acquisition of all of the shares and options of WC not currently owned by the Company.  The merger is expected to close shortly after receiving stockholder approval at the Special Meeting.  Upon such closing, shares of the Company’s Class A Common Stock will no longer be listed on the American Stock Exchange and will be deregistered under the Securities Exchange Act of 1934, as amended.

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

The results of Caronia are reflected in our condensed consolidated statements of income from the acquisition date.  Accordingly, the condensed consolidated statement of income for the six months ended June 30, 2005 includes the operating results of Caronia from April 1, 2005.

The following unaudited pro forma statement of income presents the combined results of the Company and Caronia for the six months ended June 30, 2005 as if the acquisition of Caronia had taken place on January 1, 2005.  The pro forma amounts give effect to the amortization of intangibles, increased interest expense and the related income tax and minority interest effects.  This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during this period and is not indicative of results that may be obtained in the future.

Revenues	$71,781

Selling, general and administrative expenses	63,769
Depreciation and amortization	2,259
Operating income	5,753
Interest expense	(1,385)
Other income, net	325
Income from continuing operations before income taxes and minority interest	4,693
Income tax expense	(550)
Minority interest in income of consolidated subsidiaries	(718)
Income from continuing operations	3,425
Income from discontinued operations	2,018
Net income	$5,443

Basic earnings per common share:
Continuing operations	$0.52
Discontinued operations	0.30
Total	$0.82

Diluted earnings per common share:
Continuing operations	$0.48
Discontinued operations	0.30
Total	$0.78

(7)   Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) are derived by dividing net income (loss) by the weighted average shares outstanding.  The denominator for diluted EPS includes the weighted average shares outstanding plus the additional shares issued from the assumed exercise of stock options in Company stock and in stock of subsidiary companies (“diluted shares”).  The assumed exercise of stock options of subsidiary companies has the effect of reducing our earnings (“diluted earnings”) since our overall ownership interest in the subsidiary companies, and thus our share of the net income of the subsidiaries, would be reduced.  Diluted EPS are derived by dividing diluted earnings by the weighted average diluted shares outstanding.  The calculation of basic and diluted EPS for the three and six months ended June 30, 2006 and 2005 is shown below.  Share amounts are in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Basic weighted average shares outstanding — denominator for basic EPS	7,263	6,771	7,049	6,677
Dilutive effect of stock options	—	90	31	80
Diluted weighted average shares outstanding — denominator for diluted EPS	7,263	6,861	7,080	6,757

Income from continuing operations — numerator for basic EPS from continuing operations	$3,216	$2,810	$4,905	$3,339
(Loss) income from discontinued operations — numerator for basic EPS from discontinued operations	(3,431)	1,005	33,583	2,018
Net (loss) income — numerator for basic EPS	(215)	3,815	38,488	5,415
Effect of subsidiary stock options on income	(13)	(52)	(44)	(129)
Diluted earnings — numerator for diluted EPS	$(228)	$3,763	$38,444	$5,286

Basic (loss) earnings per common share:
Earnings from continuing operations	$0.44	$0.41	$0.70	$0.51
(Loss) earnings from discontinued operations	(0.47)	0.15	4.76	0.30
Basic EPS	$(0.03)	$0.56	$5.46	$0.81

Diluted (loss) earnings per common share:
Earnings from continuing operations	$0.44	$0.41	$0.69	$0.48
(Loss) earnings from discontinued operations	(0.47)	0.14	4.74	0.30
Diluted EPS	$(0.03)	$0.55	$5.43	$0.78

(8)   Long-Term Debt and Notes Payable

Our debt at June 30, 2006 consisted of amounts outstanding under a five-year, fully-amortizing term loan and borrowings under a revolving line of credit.  The term loan was issued on March 31, 2005 by WC and had an initial principal amount of $40,500 (the “Term Loan”).  The Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option and matures March 31, 2010.  Principal payments of $675 are due monthly, and an additional principal payment is due on April 30 of each year, based on the earnings of WC, as defined, for the preceding fiscal year.  The additional principal payment based on 2005 earnings of WC was $1,574 and was paid during the second quarter of 2006.  The outstanding balance of the Term Loan at June 30, 2006 was $28,801, including the current portion of $8,100.

WC also maintains an $8,000 revolving line of credit (the “Revolver”).  Borrowings under the Revolver bear interest at LIBOR plus 2.0% or Prime minus 0.5%, at the Company’s option.  At June 30, 2006, there was $1,236 outstanding under the Revolver.  WC had outstanding letters of credit aggregating $1,250 at June 30, 2006, which reduce the amount of available borrowing capacity under the Revolver on a dollar-for-dollar basis.  At June 30, 2006, WC could borrow up to an additional $5,514 under the Revolver.

The Term Loan and Revolver contain restrictive covenants that prohibit or limit certain actions, including specified levels of capital expenditures, investments and incurrence of additional debt, and require the maintenance of a minimum fixed charge ratio.  Borrowings are secured by a pledge of substantially all assets at the subsidiary level, as well as a pledge of the Company’s ownership in the subsidiary.  Management believes that the Company is currently in compliance with all of these requirements.

(9)       Stock Options and Stockholders’ Equity

For the three months ended June 30, 2006, options to purchase 209,510 shares of Class A Common Stock were exercised at a weighted average exercise price of $9.56, and the Company issued 209,510 shares of Class A Common Stock to satisfy these option exercises.  At June 30, 2006, there were no remaining outstanding options.  No options were exercised in the three months ended June 30, 2005.

For the six months ended June 30, 2006, options to purchase 587,510 shares of Class A Common Stock were exercised at a weighted average exercise price of $9.06, and the Company issued 587,510 shares of Class A Common Stock to satisfy these option exercises.  For the six months ended June 30, 2005, options to purchase 320,000 shares of Class A Common Stock were exercised at a weighted average exercise price of $6.13, and the Company issued 320,000 shares of Class A Common Stock to satisfy these option exercises.

On June 28, 2006, we paid a special cash dividend of $66,521, or $9.04 per share, to our stockholders.  The cash to fund the dividend was obtained principally from the net after-tax proceeds from the Primrose sale.

(10)     Related-Party Transactions

We pay Capital Partners an annual fee of $1,550 under the terms of the Agreement.  The fee is payable quarterly at the beginning of each quarter.  The Agreement is effective for the calendar year and terminable by either Capital Partners or the Company as of any December 31 upon not less than 60 days’ prior written notice to the other.  Fees paid to Capital Partners for advisory services provided under the Agreement were $388 and $775 for the three and six months ended June 30, 2006 and 2005.

The Agreement also provides for the payment of investment banking fees to Capital Partners for acquisition opportunities presented to the Company at usual and customary rates for transactions of similar size and complexity.  Capital Partners is under no obligation to present to the Company any or all acquisition candidates of which it becomes aware.  Furthermore, the Company is under no obligation to utilize Capital Partners for investment banking services.  The payment of an investment banking fee to Capital Partners requires the approval of the Audit Committee, the Compensation Committee and the full Board of Directors.  We paid Capital Partners an investment banking fee of $240 in May 2005 in connection with the Caronia acquisition.

In December 2005, the Company and Primrose entered into the Second Amended and Restated Advisory Services Agreement (the “Amended Agreement”) with Capital Partners effective January 1, 2006.  The Amended Agreement with Capital Partners is similar to the Agreement with respect to fees and scope of services; however, under the terms of the Amended Agreement, if the Company and/or Primrose were sold prior to June 30, 2006, Capital Partners would continue to provide services to the Company and/or Primrose under the Amended Agreement for a period of six months following the effective date of sale.

In addition, under the Amended Agreement, Capital Partners provides advisory services to the Company in connection with managing the formal sale process, including in the areas of planning such sale process, selecting and evaluating potential buyers, negotiating directly or indirectly with potential buyers and consummating a sale of the Company.  In exchange for such services, if the sale of the Company were consummated on or before June 30, 2006, the Company would pay Capital Partners a sale bonus of $2,000 (the “Incentive Sale Bonus”), plus or minus an amount (the “Adjustment Amount”) based on the aggregate sale proceeds obtained from the sale of the Company.

In connection with the closing of the sale of Primrose, on March 31, 2006 the Amended Agreement was amended to remove Primrose as a party to the Amended Agreement, and to require Primrose to pay Capital Partners at the closing Primrose’s $194 share of the advisory fee owed by the Company to Capital Partners.  On May 11, 2006, the Amended Agreement was further amended to extend the date by which Capital Partners could earn the Incentive Sale Bonus and Adjustment Amount from June 30, 2006 to September 30, 2006.  Concurrently with the execution of the merger agreement with Sedgwick CMS, on June 12, 2006 the Amended Agreement was again amended to provide that the Amended Agreement would automatically terminate on the closing of the merger, and that Capital Partners’ right to receive any remaining portion of the advisory fee, the Incentive

Sale Bonus and Adjustment Amount survives the termination of the Agreement.  The amendment also clarifies that, for purposes of calculating the Incentive Sale Bonus, the Per Share Consideration (as defined in the Amended Agreement) includes the aggregate dollar value per share to be received by the Company’s stockholders in connection with the merger, without regard to any amount placed in escrow or used to satisfy indemnification claims, and the aggregate dollar value per share of the special cash dividend. Each of the Amended Agreement, the March 31, 2006 amendment, the May 11, 2006 amendment and the June 12, 2006 amendment was unanimously approved by the Audit Committee, the Compensation Committee and the full Board of Directors.

In connection with the execution of the merger agreement, the Company and Capital Partners also entered into an Assignment and Assumption of Lease, dated as of June 12, 2006 (the “Lease Assignment”), with respect to the lease covering certain premises in Greenwich, Connecticut that serve as the Company’s corporate headquarters (the “Lease”).  Pursuant to the Lease Assignment, the Company will assign to Capital Partners all of its right, title, interest, obligations and liabilities in, to and under the Lease and pay Capital Partners the sum of $125 to assume the Lease on the closing of the merger.  In connection with the Lease Assignment, the Company also assigned to Capital Partners a sublease covering a portion of the premises and transferred to Capital Partners certain furnishings and leasehold improvements at the premises.  The terms of the Lease Assignment and the related agreements were established through arms’-length negotiations between Capital Partners and the Audit Committee and unanimously approved by the Audit Committee, the Compensation Committee and the full Board of Directors.

(11)     Segment Disclosure

After the sale of Primrose, we have one operating segment, the Employer Cost Containment and Health Services segment.  Management evaluates the performance of this segment based upon segment income, defined as earnings before interest, taxes, depreciation, amortization, minority interests, corporate expenses and management fee, other income and discontinued operations.  Segment income is used to evaluate performance because management believes this is the best financial indicator of value, our ability to incur and service debt, and to generate operating cash flows.  It is also one method by which management evaluates and values potential acquisition opportunities.  Segment income is not a substitute for operating income or cash flows from operating activities determined in accordance with GAAP.  Segment income was $6,734 and $5,624 for the three months ended June 30, 2006 and 2005, respectively, and $12,506 and $9,180 for the six months ended June 30, 2006 and 2005, respectively.  A reconciliation of segment income to its most comparable GAAP measure, net income, is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Segment income	$6,734	$5,624	$12,506	$9,180
Depreciation and amortization	(1,231)	(1,161)	(2,459)	(2,054)
Interest expense	(611)	(684)	(1,235)	(1,114)
Income tax (expense) benefit	(169)	448	(1,386)	(232)
Minority interest	(432)	(451)	(766)	(711)
Corporate expenses and management fee	(2,052)	(1,152)	(2,833)	(1,997)
Other income	977	186	1,078	325
Income from discontinued operations	—	1,005	448	2,018
Gain on sale of discontinued operations	(3,431)	—	33,135	—
Net (loss) income	$(215)	$3,815	$38,488	$5,415

(12)     Commitments and Contingencies

CMI is party to a complaint brought by the Cleveland Bar Association that alleges that certain practices by CMI and its hearing representatives in Ohio constituted the unauthorized practice of law.  CMI believes that its practices do not differ from those of any other Ohio workers’ compensation third-party administrator and do not constitute the unauthorized practice of law.

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

On June 21, 2006, the Company received a purported class action complaint, styled The Pennsylvania Avenue Funds, on behalf of itself and all others similarly situated v. Security Capital Corporation, Brian D. Fitzgerald, A. George Gebauer, Samuel B. Fortenbaugh III, John H.F. Haskell, Edward W. Kelley, Jr., M. Paul Kelly and Robert M. Williams, filed in the Superior Court of the State of Connecticut on June 19, 2006.  The complaint names the Company and all of its directors as defendants (collectively, the “defendants”) and was filed by a purported stockholder of the Company.  The complaint alleges, among other things, that (a) the defendants’ breached and/or aided the other defendants’ breaches of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing in connection with the merger contemplated by the Sedgwick CMS merger agreement; (b) the defendants breached their fiduciary duty to secure and obtain the best price reasonable under the circumstances for the benefit of the Company’s stockholders; (c) the defendants are engaging in self-dealing, conflicts of interest and unjust enrichment in connection with the “management-led buyout” of the Company; and (d) the consideration payable to the Company’s stockholders in connection with the merger is unfair and inadequate.  The complaint seeks, among other relief, (i) an injunction prohibiting the defendants from consummating the merger unless and until the Company adopts and implements a procedure or process to obtain the highest possible price for stockholders and (ii) the imposition of a constructive trust upon any benefits improperly received by the defendants as a result of the alleged self-dealing, conflicts of interest and unjust enrichment.  As discussed in the Company’s definitive proxy statement, the merger is not a management-led buyout, none of our directors or executive officers and no person known to us to have beneficial ownership of more than 5% of our Common Stock or Class A Common Stock has an ownership interest in Sedgwick CMS or, to their knowledge, their respective principal equity holders, and no such person will have an ownership interest in Sedgwick CMS, the surviving corporation or, to their knowledge, any of their respective principal equity holders following the merger or will be employed or retained in any capacity following the merger by Sedgwick CMS, the surviving corporation or any of their respective affiliates.  We believe that the complaint is without merit and intend to vigorously defend ourselves in this matter.

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

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This filing contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Litigation Reform Act of 1995.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: future legislative changes which could impact the laws governing workers’ compensation and medical malpractice insurance in the various states in which the Company’s employer cost containment and health services segment operates, the Company’s ability to enhance its existing services and successfully introduce and market new services, new service developments by the Company’s competitors, market acceptance of new services of both the Company and its competitors, competitive pressures on prices, the ability to attract and retain qualified personnel, interest rates, the effects on the Company of an event of default under the Company’s loan agreement, the tax treatment of the special cash dividend and, as discussed below, the merger with Sedgwick CMS Holdings, Inc. (“Sedgwick CMS”) .  For more comprehensive and detailed disclosures of risk factors and uncertainties, see our Annual Report on Form 10-K for the year ended December 31, 2005.

As described below, on June 12, 2006, we entered into a merger agreement to be acquired by Sedgwick CMS.  The merger contemplated by the merger agreement is subject to a vote of the stockholders of Security Capital at a special meeting of stockholders scheduled to be held on September 8, 2006 (the “Special Meeting”).  Under the terms of the merger agreement, Security Capital stockholders will receive $16.46 per share in cash for their Company shares.

The consummation of the merger is subject to customary closing conditions, including the approval of Security Capital stockholders and the Company’s acquisition of all of the shares and options of WC not currently owned by the Company.  Concurrent with the execution of the merger agreement, the holders of approximately 80% of the Company’s outstanding Class A Common Stock and Common Stock (including Brian D. Fitzgerald and CP Acquisition, L.P. No. 1) entered into a voting agreement with Sedgwick CMS pursuant to which these stockholders have agreed, among other things, to vote all of their shares in favor of the merger.  We expect that the merger will close shortly after receiving stockholder approval at the Special Meeting; however, no assurances can be given.

In the event that the merger agreement is not adopted by the Company’s stockholders or if the merger is not completed for any other reason, the Company’s stockholders will not receive any payment for their shares in connection with the merger.  Instead, the Company will remain an independent public company, and its Class A Common Stock will continue to be listed and traded on the American Stock Exchange and registered under the Securities Exchange Act of 1934.  In that event, we expect that management will operate the business generally in a manner similar to that in which it is being operated today, and that the Company’s stockholders will continue to be subject to the same general risks and opportunities as they currently are, including, among other things, economic and market conditions.

Accordingly, if the merger is not completed, there can be no assurance as to the effect of these risks and opportunities on the future value of shares of Common Stock and Class A Common Stock.  From time to time, the Board of Directors will evaluate and review, among other things, the business, operations, properties and capitalization of the Company, make such changes as are deemed appropriate and continue to seek to identify strategic alternatives to maximize stockholder value.  If the merger agreement is not adopted by the Company’s stockholders or if the merger is not completed for any other reason, there can be no assurance that any other transaction acceptable to the Company will be offered, or that the business, or results of operations, financial condition and prospects of the Company will not be adversely impacted.

Our employees have expended significant expense, time and attention to attempt to complete the formal sale process, including the merger, leaving them with less time to devote to the Company’s operations, consideration of potential acquisitions and other strategic relationships, and other aspects of the Company’s businesses during the pendency of the transaction.  As a result, the value of the Company may have suffered, making the Company less valuable if the merger agreement is not adopted and making it unlikely that the Company will be able to obtain a higher price from a third party.

In addition, there are other risks and costs if the merger is not completed in a timely manner or at all, including potential employee attrition, the potential effect on business and customer relationships and potential litigation, brought by Sedgwick CMS or stockholders of the Company, arising from the merger agreement or the transactions contemplated thereby.  Finally, if the merger agreement is terminated under certain circumstances, the Company will be obligated to pay up to $1,454 of the out-of-pocket expenses of Sedgwick CMS, and if certain additional circumstances exist, the Company will be obligated to pay to Sedgwick CMS a $5,815 termination fee (less any termination expenses previously paid to Sedgwick CMS).

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

Company Overview

The Company operates as a holding company that actively participates in the management of its subsidiaries.  At the time that we announced the formal sale process for the Company (see below), we conducted business through two majority-owned operating subsidiaries, WC Holdings, Inc. (“WC”) and Primrose Holdings, Inc. (“Primrose”).  WC, through its wholly owned subsidiary, CompManagement, Inc. (“CMI”), is a leading independent provider of comprehensive claims management, cost containment and consulting services designed to control the cost to employers of workers’ compensation, medical malpractice, automobile, general liability, unemployment and short- and long-term disability insurance benefits.  Primrose, through its wholly owned subsidiary, Primrose School Franchising Company, Inc., is the exclusive franchisor of Primrose Schools, an industry leader in early childhood education and high-quality childcare services, with related activities in real estate consulting and site selection services.  The operations of WC are reported in our Employer Cost Containment and Health Services segment, and the operations of Primrose and its wholly owned subsidiaries had comprised our Educational Services segment.

The Company has an Advisory Services Agreement (the “Agreement”) with Capital Partners, Inc. (“Capital Partners”), the representative of the Company’s controlling stockholder, whereby Capital Partners provides certain advisory services related to investments, general administration, corporate development, strategic planning, stockholder relations, financial matters and general business policy and the Company pays Capital Partners an annual fee of $1,550.  The fee is payable quarterly at the beginning of each quarter.  The Agreement is effective for the calendar year and terminable by either Capital Partners or the Company as of any December 31 upon not less than 60 days’ prior written notice to the other.  In December 2005, the Company and Primrose entered into the Second Amended and Restated Advisory Services Agreement (the “Amended Agreement”) with Capital Partners effective January 1, 2006.  The Amended Agreement with Capital Partners is similar to the Agreement with respect to fees and scope of services; however, under the terms of the Amended Agreement, if the Company and/or Primrose were sold prior to June 30, 2006, Capital Partners would continue to provide services to the Company and/or Primrose under the Amended Agreement for a period of six months following the effective date of sale.  Mr. Brian Fitzgerald controls Capital Partners and serves as our Chairman of the Board of Directors, President and Chief Executive Officer.

Formal Sale Process

In January 2004, we announced that our Board of Directors had formed a Special Committee to explore strategic alternatives to maximize stockholder value and provide an opportunity for liquidity to our public stockholders.  During 2004, the Special Committee considered offers from the Company’s Chairman and Capital Partners for the public shares they did not control, as well as other offers from third parties for the entire Company.  In June 2005, the Company announced that the Board of Directors, upon the recommendation of the Special Committee, had determined to switch to a formal sale process to seek the highest price reasonably attainable for the Company, believing that a formal sale process represented the best possibility to maximize stockholder value.  We retained investment banking firm UBS Securities LLC (“UBS”) to assist us with the formal sale process.

Under the terms of the Amended Agreement, Capital Partners also provides advisory services to the Company in connection with managing the formal sale process, including in the areas of planning such sale process, selecting and evaluating potential buyers, negotiating directly or indirectly with potential buyers and consummating a sale of the Company.  In exchange for such services, if the sale of the Company were consummated on or before June 30, 2006, the Company would pay Capital Partners a sale bonus of $2,000 (the “Incentive Sale Bonus”), plus or minus an amount (the “Adjustment Amount”) based on the aggregate sale proceeds obtained from the sale of the Company.

On March 31, 2006, we closed the sale of Primrose to an affiliate of American Capital Strategies, Ltd. (see “Liquidity and Capital Resources”).  In an effort to provide our stockholders with some liquidity while we pursued the sale of the balance of the Company, on June 28, 2006 we paid a special cash dividend of $66,521, or $9.04 per share, to our stockholders.  The cash to fund the dividend was obtained principally from the net after-tax proceeds from the Primrose sale.

In connection with the closing of the sale of Primrose, on March 31, 2006 the Amended Agreement was further amended to remove Primrose as a party to the Amended Agreement, and to require Primrose to pay Capital Partners at the closing Primrose’s $194 share of the advisory fee owed by the Company to Capital Partners.  On May 11, 2006, the Amended Agreement was further amended to extend the date by which Capital Partners could earn the Incentive Sale Bonus and Adjustment Amount from June 30, 2006 to September 30, 2006. Each of the Amended Agreement, the March 31, 2006 amendment and the May 11, 2006 amendment was approved by the Audit Committee, the Compensation Committee and the full Board of Directors.

On June 12, 2006, we entered into a merger agreement to be acquired by Sedgwick CMS.  The merger contemplated by the merger agreement is subject to a vote of the stockholders of Security Capital at the Special Meeting.  Under the terms of the merger agreement, Security Capital stockholders will receive approximately $16.46 per share in cash, subject to adjustments.

Concurrently with the execution of the merger agreement with Sedgwick CMS, on June 12, 2006 the Amended Agreement was again amended to provide that the Amended Agreement would automatically terminate on the closing of the merger, and that Capital Partners’ right to receive any remaining portion of the advisory fee, the Incentive Sale Bonus and Adjustment Amount survives the termination of the Agreement.  The amendment also clarifies that, for purposes of calculating the Incentive Sale Bonus, the Per Share Consideration (as defined in the Amended Agreement) includes the aggregate dollar value per share to be received by the Company’s stockholders in connection with the merger, without regard to any amount placed in escrow or used to satisfy indemnification claims, and the aggregate dollar value per share of the special cash dividend. This amendment was unanimously approved by the Audit Committee, the Compensation Committee and the full Board of Directors.

Concurrently with the execution of the merger agreement, the holders of approximately 80% of the Company’s outstanding Class A Common Stock and Common Stock (including Brian D. Fitzgerald and CP Acquisition, L.P. No. 1) entered into a voting agreement with Sedgwick CMS pursuant to which these stockholders have agreed, among other things, to vote all of their shares in favor of the merger.  The voting agreement will terminate if the merger agreement is terminated.

In order to enable Sedgwick CMS to acquire 100% of the principal subsidiaries of Security Capital, the Company has also entered into a stock purchase agreement to acquire all of the outstanding WC shares and options not currently owned by the Company.  It is expected that the Company will acquire such shares and options immediately prior to consummating the merger.

Additionally, concurrently with the execution of the merger agreement and the WC stock purchase agreement, certain of the Company’s stockholders (including Brian D. Fitzgerald, CP Acquisition, L.P. No. 1 and each of the Company’s directors) and the minority holders of WC shares and options have entered into an indemnification agreement pursuant to which such parties have agreed to provide Sedgwick CMS with indemnification with respect to certain matters.  As security for such indemnification, a portion of the consideration otherwise payable to such stockholders under the merger agreement and the WC stock purchase agreement will be placed into escrow at the time such transactions are consummated.  The Company’s public stockholders will not be subject to such indemnification agreement, and none of the merger consideration payable to the public stockholders will be placed into escrow.

The consummation of the merger is subject to customary closing conditions, including the approval of Security Capital stockholders and the Company’s acquisition of all of the shares and options of WC not currently owned by the Company.  The merger is expected to close shortly after receiving stockholder approval at the Special Meeting.  Upon such closing, shares of the Company’s Class A Common Stock will no longer be listed on the American Stock Exchange and will be deregistered under the Securities Exchange Act of 1934, as amended.

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

Goodwill represents the excess of the purchase price of acquisitions over the estimated fair value of the tangible and identified intangible assets acquired and liabilities assumed.  Goodwill is not amortized; however, it is subject to annual impairment testing.  We conduct our annual impairment test at December 31.  During the six months ended June 30, 2006, nothing came to our attention that would indicate that the carrying value of goodwill may be impaired.

Impairment of Long-lived Assets, Other Than Goodwill

We review long-lived assets, including intangible assets, for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 requires companies to test long-lived assets when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  During the six months ended June 30, 2006, nothing came to our attention that would indicate that the carrying value of a long-lived asset may not be recoverable.

Income Tax Expense and Accruals

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, whereby deferred taxes are recognized based on the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities, using presently enacted rates.  Certain judgment is required in determining our annual effective tax rate and in evaluating our tax positions.  While we believe that our tax return positions are fully supportable, we expect that certain positions could be challenged and that we may not be able to successfully defend our positions.  Accordingly, we establish certain reserves, including interest, for these items.  We adjust these reserves as facts and circumstances change or as we become aware of additional information.  In the second quarters of 2006 and 2005, we reversed $1,431 and $1,684, respectively, of previously recorded tax reserves due to the passage of time and management’s belief that these reserves were no longer necessary.  The reversal of these reserves reduced our reported income tax provision.

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

Stock Options

We have granted stock options to certain key employees and directors of the Company to purchase shares of Class A Common Stock of the Company.  We have also granted stock options to certain key employees of WC to purchase shares of WC.  We account for these stock options in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  We adopted the provisions of SFAS 123R effective July 1, 2005 (the “Effective Date”), using the modified prospective transition method allowed under SFAS 123R.  Under this method, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the Effective Date.

Compensation cost for the unvested portion of awards outstanding as of the Effective Date is recognized as the requisite service is rendered after the Effective Date.  During the second quarter of 2006, in connection with the declaration of the special cash dividend, the Board of Directors accelerated the vesting of 104,008 unvested stock options to purchase shares of

Class A Common Stock of the Company.  As a result of the accelerated vesting of these stock options, the remaining unrecognized compensation cost relating to these options of $236 was recognized in the quarter.  Consolidated stock-based compensation expense for the three and six months ended June 30, 2006 was $312 and $389, respectively.

Prior to adopting SFAS 123R, we applied the disclosure only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transitions and Disclosure, an amendment to FASB Statement No. 123 (“SFAS 148”).  The following table is presented in accordance with SFAS 148 and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$3,815	$5,415
Deduct: Stock-based compensation expense determined under the fair value method, net of related tax effects and minority interest	(156)	(307)
Pro forma net income	$3,659	$5,108

Basic earnings per common share:
As reported	$0.56	$0.81
Pro forma	$0.54	$0.77
Diluted earnings per common share:
As reported	$0.55	$0.78
Pro forma	$0.53	$0.74

RESULTS OF OPERATIONS

Revenues

Revenues increased $2,132, or 6%, to $38,610 for the three months ended June 30, 2006 compared to revenues of $36,478 for the three months ended June 30, 2005, and increased $7,859, or 12%, to $75,922 for the six months ended June 30, 2006 compared to $68,063 for the six months ended June 30, 2005.  The increase in the quarter was primarily driven by the revenue contribution of service contracts entered into during 2005.  The increase in the six-month period was also driven by the revenue contribution of service contracts entered into during 2005, but also included three months of additional revenue, or approximately $3,500, from Caronia Corporation (“Caronia”).  Caronia was acquired on March 31, 2005 and, therefore, the revenues of Caronia for the first three months of 2005 were not included in our revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $1,922, or 6%, to $33,928 for the three months ended June 30, 2006 compared to $32,006 for the three months ended June 30, 2005, and increased $5,369, or 9%, to $66,249 for the six months ended June 30, 2006 compared to $60,880 for the six months ended June 30, 2005.  The increase in the quarter was driven by higher expenses in our Employer Cost Containment and Health Services segment of $1,022 and an increase in corporate expenses of $900.  The increase at our Employer Cost Containment and Health Services segment was primarily due to higher salary and benefits of approximately $950 and higher rent and other office expenses of $550 due to the leasing of additional office facilities and equipment necessary to service the growth in customers, partially offset by lower consulting fees of $550 mainly due to costs incurred in connection with the integration of Caronia during the second quarter of 2005.  The increase in corporate expenses was mainly due to higher legal fees of approximately $475 due to costs incurred in connection with the sale of the Company and non-cash compensation expense of $310 associated with the accounting for stock options.  The compensation charge for stock options in the second quarter of 2006 included scheduled expense of $74 and an additional $236 of accelerated compensation expense due to the accelerated vesting of 104,008 unvested stock options in the quarter.

The increase in the six-month period ended June 30, 2006 was driven by an increase in expense at our Employer Cost Containment and Health Services segment of $4,533 and an increase in corporate expenses of $836.  The Employer Cost Containment and Health Services segment expenses for the six months ended June 30, 2006 included six months of expenses from Caronia compared to only three months of expenses for the six months ended June 30, 2005.  The additional three months of expenses from Caronia accounted for approximately $2,700 of the increase.  The remaining increase was primarily due to higher salary and benefits of $2,800 due to increased personnel to service the growth in customers and higher rent and other office expenses of $1,200.  These increases were partially offset by lower professional fees of $1,350 as the 2005 period included approximately $2,100 of legal and accounting fees associated with an internal investigation, which was completed during the first quarter of 2005, and lower consulting fees of $450 due to costs incurred in connection with the integration of Caronia through June 30, 2005.  The increase in corporate expenses was primarily due to costs of approximately $800 associated with the sale of the Company and compensation expense of $385 associated with accounting for stock options.  The compensation charge for stock options for the six months ended June 30, 2006 included scheduled expense of $149 and an additional $236 of accelerated compensation expense due to the accelerated vesting of 104,008 unvested stock options.  These increases were partially offset by a decrease of approximately $275 in costs of the Special Committee due to the switch to a formal sale process.

Depreciation and Amortization Expense

Depreciation and amortization expense (“D&A”) increased $70, or 6%, to $1,231 for the three months ended June 30, 2006 compared to $1,161 for the three months ended June 30, 2005, and increased $405, or 20%, to $2,459 for the six months ended June 30, 2006 compared to $2,054 for the six months ended June 30, 2005.  The increase in the six months ended June 30, 2006 was primarily due to six months of D&A expense from Caronia compared to only three months in 2005.

Interest Expense

Interest expense decreased $73, or 11%, to $611 for the three months ended June 30, 2006 compared to $684 for the three months ended June 30, 2005, but increased $121, or 11%, to $1,235 for the six months ended June 30, 2006 compared to $1,114 for the six months ended June 30, 2005.  In connection with the acquisition of Caronia, on March 31, 2005 WC obtained a $40,500 five-year, fully-amortizing term loan (the “Term Loan”).  The decrease in the second quarter of 2006 compared to the second quarter of 2005 was attributable to lower average outstanding borrowings due to the scheduled monthly Term Loan principal payments of $675.  The increase in the six month period ended June 30, 2006 was due to six months of interest expense incurred on the Term Loan compared to only three months of interest expense being incurred during the six months ended June 30, 2005

The Term Loan bears interest at LIBOR plus 2.5% or Prime, at the Company’s option.  WC also has an $8,000 revolving line of credit (the “Revolver”) that bears interest at LIBOR plus 2.0% or Prime minus 0.5%, at the Company’s option.  At June 30, 2006, there was $1,236 outstanding under the Revolver.  WC had outstanding letters of credit aggregating $1,250 at June 30, 2006, which reduce the amount of available borrowing capacity under the Revolver on a dollar-for-dollar basis.  Accordingly, at June 30, 2006, WC had available borrowing capacity of $5,514.

WC seeks to mitigate its exposure to changes in variable rates through the use of interest rate swaps, which effectively convert variable rate debt to fixed rate debt.  WC has an interest rate swap with a notional value of $10,000 under which it pays a fixed rate of 3.44% and receives a variable rate based on one-month LIBOR.  For the three and six months ended June 30, 2005, WC had interest rate swap agreements with an aggregate notional value of $18,500, under which it paid a weighted-average fixed rate of 4.55% and received a variable rate based on one-month LIBOR.  In December 2005, an interest rate swap agreement with a notional value of $8,500, under which WC paid a fixed rate of 5.85% and received a variable rate based on one-month LIBOR, expired.  The weighted average interest rate during the three and six months ended June 30, 2006 was 7.8% and 7.6%, respectively, compared to 8.6% and 7.5%, respectively, for the three and six months ended June 30, 2005.

Other income

Other income increased $791, or 425%, to $977 for the three months ended June 30, 2006 compared to $186 for the three months ended June 30, 2005, and increased $753, or 232%, to $1,078 for the six months ended June 30, 2006 compared to $325 for the six months ended June 30, 2005.  The increase in the three- and six-month periods ended June 30, 2006 was due to the interest income earned on the proceeds from the sale of Primrose.  These proceeds were invested in short-term, interest-bearing investments until the payment of estimated taxes and the special cash dividend in June 2006.

Income Taxes

In the second quarter of 2006 and 2005, we reversed $1,431 and $1,684, respectively, of previously recorded tax reserves that management believed were no longer necessary in light of current facts and circumstances.  The reversal of these reserves reduced our reported income tax provision and effective tax rate.  Income tax expense was $169 for the three months ended June 30, 2006 compared to a benefit of $448 for the three months ended June 30, 2005.  For the six months ended June 30, 2006 and 2005, income tax expense was $1,386 and $232, respectively.

In February 2006, we received notification that our federal tax return for 2004 was selected for examination.  The examination is in process, and we cannot at this time assess what the outcome of the examination will be.

Discontinued Operations

Due to the sale of Primrose, the results of operations and cash flows of Primrose for the six months ended June 30, 2006 are reported as discontinued operations.  The sale of Primrose was effective March 31, 2006; accordingly, the results of operations and cash flows of Primrose for the three months ended June 30, 2006 are not included in our consolidated financial statements.  The financial statements at December 31, 2005 and for the three and six months ended June 30, 2005 have been restated to present the financial condition, results of operations and cash flows of Primrose as discontinued operations consistent with the 2006 presentation.

Income from discontinued operations for the six months ended June 30, 2006 also included a gain from the sale of Primrose of $33,135.  During the second quarter of 2006, the determination of the amount of tax owed from the sale of Primrose was finalized and resulted in a downward adjustment of $3,431 to our previously reported gain.

LIQUIDITY AND CAPITAL RESOURCES

The net aggregate sale price for Primrose was $82,800, after giving effect to certain adjustments set forth in the definitive stock purchase agreement that related to, among other things, payables owed to the Company and Capital Partners, employee bonuses and transaction costs.  We received net pre-tax proceeds of $76,753 for our 91.52% (on a fully diluted basis) interest in Primrose and incurred a net tax liability of $18,946.  The net tax liability is composed of a $21,044 tax liability arising out of the sale of Primrose less a $2,098 estimated tax benefit from certain compensation deductions that will arise in connection with the consummation of the merger.  The net after-tax proceeds from the sale of Primrose were $57,807.

In an effort to provide our stockholders with some liquidity while we pursued the sale of the balance of the Company, on June 28, 2006 we paid a special cash dividend of $66,521, or $9.04 per share, to our stockholders.  The cash to fund the dividend was obtained principally from the net after-tax proceeds from the Primrose sale.

During the six months ended June 30, 2006, cash flows provided by operations were $177 compared to cash used in operations of $5,328 during the six months ended June 30, 2005.  The increase in cash flows from operating activities was primarily due to the increase in income and the timing of certain cash receipts during the 2005 period.  In the 2005 period, invoices were not sent to certain customers for their upcoming third quarter advance payment until the third quarter of 2005, resulting in the delayed receipt of cash.  During the 2006 period, these invoices were mailed and collected on a timely basis during the second quarter of 2006.

Cash provided by investing activities during the six months ended June 30, 2006 was $56,668 and included the $57,807 received from the Primrose sale less $1,139 for capital expenditures.  In 2005, cash used in investing activities was $14,772 and included $13,730 to acquire Caronia and $1,042 for capital expenditures.

Cash used in financing activities for the six months ended June 30, 2006 totaled $64,232.  In addition to the special cash dividend payment of $66,521, we received proceeds of $5,329 from the exercise of stock options, made scheduled principal payments under the Term Loan of $5,624 and borrowed a net $1,236 under the Revolver.  Cash provided by financing activities for the six months ended June 30, 2005 totaled $17,581 and was composed of net proceeds of $40,359 from the issuance of the Term Loan, the repayment of long-term debt of $26,954, net borrowings under the Revolver of $2,015 and proceeds of $1,960 from the exercise of stock options.

Management believes that cash flows from operations along with the available borrowing capacity under the Revolver will be sufficient to fund our operations and service our debt for the next 12 to 24 months.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

Risk Management

Market risks relating to our operations result primarily from changes in interest rates.  Our interest rate risk management objective is to lower our overall borrowing costs and to mitigate the impact of changing interest rates on our net income and cash flows.  We achieve our objective primarily through the use of interest rate swap agreements, which effectively convert variable rate debt to fixed rate debt.  At June 30, 2006, WC had an interest rate swap agreement with a notional value of $10,000.  After the effect of the swap, variable rate debt comprised 67% of total debt at June 30, 2006 compared to 71% at December 31, 2005.  The swap expires in February 2009.

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

Market Risk Sensitive Instruments

The weighted average interest rate during the three and six months ended June 30, 2006 was 7.8% and 7.6%, respectively, compared to 8.6% and 7.5%, respectively, for the three and six months ended June 30, 2005.  A one percentage point increase in the weighted-average borrowing rate on our variable rate debt for the three and six months ended June 30, 2006 and 2005 would not have had a material impact on the amount of interest expense recognized during the periods.

Item 4.                          Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the periods covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the periods covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company believes that no system of disclosure controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system are met, and no such controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                                 Change in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 21, 2006, the Company received a purported class action complaint, styled The Pennsylvania Avenue Funds, on behalf of itself and all others similarly situated v. Security Capital Corporation, Brian D. Fitzgerald, A. George Gebauer, Samuel B. Fortenbaugh III, John H.F. Haskell, Edward W. Kelley, Jr., M. Paul Kelly and Robert M. Williams, filed in the Superior Court of the State of Connecticut on June 19, 2006.  The complaint names the Company and all of its directors as defendants (collectively, the “defendants”) and was filed by a purported stockholder of the Company.  The complaint alleges, among other things, that (a) the defendants’ breached and/or aided the other defendants’ breaches of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing in connection with the merger contemplated by the Sedgwick CMS  merger agreement; (b) the defendants breached their fiduciary duty to secure and obtain the best price reasonable under the circumstances for the benefit of the Company’s stockholders; (c) the defendants are engaging in self-dealing, conflicts of interest and unjust enrichment in connection with the “management-led buyout” of the Company; and (d) the consideration payable to the Company’s stockholders in connection with the merger is unfair and inadequate.  The complaint seeks, among other relief, (i) an injunction prohibiting the defendants from consummating the merger unless and until the Company adopts and implements a procedure or process to obtain the highest possible price for stockholders and (ii) the imposition of a constructive trust upon any benefits improperly received by the defendants as a result of the alleged self-dealing, conflicts of interest and unjust enrichment.  As discussed in the Company’s definitive proxy statement, the merger is not a management-led buyout, none of our directors or executive officers and no person known to us to have beneficial ownership of more than 5% of our Common Stock or Class A Common Stock has an ownership interest in Sedgwick CMS or, to their knowledge, their respective principal equity holders, and no such person will have an ownership interest in Sedgwick CMS, the surviving corporation or, to their knowledge, any of their respective principal equity holders following the merger or will be employed or retained in any capacity following the merger by Sedgwick CMS, the surviving corporation or any of their respective affiliates.  The Company believes that the complaint is without merit and intends to vigorously defend this matter.

We are party to several legal actions arising in the ordinary course of business.  It is management’s opinion that we have adequate legal defenses to these actions, and that the resolution of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.                 Risk Factors

See “Forward-Looking Statements” in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information with respect to Company risk factors related to the Sedgwick CMS merger.

Item 6.                          Exhibits

Exhibit No.	Description

31.1

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 under Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer, and William R. Schlueter, Senior Vice President and Chief Financial Officer, of Security Capital Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY CAPITAL CORPORATION
Date: August 11, 2006	By:	/s/ Brian D. Fitzgerald
Brian D. Fitzgerald Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2006	By:	/s/ William R. Schlueter
William R. Schlueter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit No.	Description

31.1

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 by William R. Schlueter, Senior Vice President and Chief Financial Officer of Security Capital Corporation, under Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 under Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Fitzgerald, Chairman of the Board, President and Chief Executive Officer, and William R. Schlueter, Senior Vice President and Chief Financial Officer, of Security Capital Corporation.